Form 10-K
period 2012-12-31
Altisource Residential Corp
filed 2013-02-07
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Altisource Asset Management Corporation
402 Strand Street
Frederiksted, United States Virgin Islands 00840-3531
(Address of principal executive office)

(340) 692-1055
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of exchange on which registered)
Class B Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 30, 2012 was $0.

As of January 30, 2013, 7,810,708 shares of our Class B common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012.

ALTISOURCE RESIDENTIAL CORPORATION
FORM 10-K FOR THE PERIOD FROM JUNE 7, 2012 (INCEPTION) TO
DECEMBER 31, 2012

i

Special Note on Forward-Looking Statements

Our disclosure and analysis in this Annual Report on Form 10-K and the documents that are incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Forward-looking statements provide our current expectations or forecasts of future events and are not statements of historical fact. These forward-looking statements include information about possible or assumed future events including, among other things, discussion and analysis of our future financial condition; results of operations; strategic plans and objectives; cost management; liquidity and capital resources; amounts of anticipated cash distributions to our stockholders in the future and other matters. Words such as “may,” “will,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and financing strategy;

•	our ability to retain and maintain our strategic relationships with related parties;

•	our ability to implement our business plan;

•	future or pending transactions;

•	our projected operating results;

•	our ability to obtain future financing arrangements;

•	estimates relating to our future distributions;

•	our understanding of our competition and our ability to compete effectively in the real estate market;

•	general economic and market conditions;

•	governmental regulations, taxes and policies and

•	estimates of our future operating expenses including payments to our asset manager.

For further information on factors that could affect us and the statements contained herein, please refer to the section “Item 1A. Risk Factors.” New factors may also emerge from time to time that could materially and adversely affect us. We undertake no obligation to update or supplement forward-looking statements.

ii

Part I

Item 1. Business.

References in this report to "we," "our," "us," or the "Company" refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Ocwen” refer to Ocwen Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

Altisource Residential Corporation was incorporated in Maryland on July 19, 2012, as a wholly owned subsidiary of Altisource. Our primary business is to acquire, own and manage single-family rental properties throughout the United States that meet our investment criteria. We currently intend to acquire single-family properties primarily through the acquisition of sub-performing and non-performing loan portfolios.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100 million and the distribution of our shares of Class B common stock to the shareholders of Altisource. Our shares of Class B common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012. The separation from Altisource is described in more detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Completion of Spin-Off.”

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term primarily through dividends and secondarily through capital appreciation. We believe that the events affecting the housing and mortgage market in recent years create an opportunity to acquire single-family properties for rental purposes at valuations that meet our investment objectives. We believe that our ability to effectively acquire properties through the non-performing loan channel and to efficiently manage a widely dispersed portfolio of single-family properties will provide us with a competitive advantage in pursuing our strategy.

We conduct substantially all of our activities through our wholly-owned subsidiary Altisource Residential L.P., a Delaware limited partnership which we refer to as our “operating partnership.” The operating partnership was organized on June 7, 2012 which we refer to as “inception.” We own 100% of the operating partnership's general partner, and as of December 31, 2012, we owned 100% of the outstanding limited partnership interests in our operating partnership.

We are managed by Altisource Asset Management Corporation which we refer to as “AAMC.” We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of non-performing loans and other assets. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun-off from Altisource concurrently with our separation from Altisource.

On the separation date, we entered into long-term service agreements with Ocwen, a leading mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that these service agreements will provide us with a competitive advantage in acquiring portfolios of non-performing loans and in managing single family property portfolios.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. One of the requirements of electing and maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our shareholders.

Our Business Strategy

Our business objective is to provide attractive returns to our shareholders primarily through dividends. We believe we can accomplish this with the following strategy:

•
We expect to acquire single-family rental assets primarily through our acquisition of non-performing loan portfolios. We believe that the non-performing loan acquisition channel will give us a cost advantage over other acquisition channels such as foreclosure auctions and other real-estate owned, or “REO,” acquisitions because:

◦	we believe we will be able to purchase our single-family assets at a lower price because there are fewer participants in the non-performing loan marketplace leading to a higher discount rate and

◦
we believe we will be able to purchase non-performing loans at a lower price because the seller does not have to pay the broker commissions and closing costs of up to 10% of gross proceeds that typically are incurred when selling REO after foreclosure.

•
We expect to generate near-term cash-flow through the modification of our non-performing loans and subsequently refinance them at or near the value of the underlying property without waiting for entire loan portfolios to reach stabilized rental state.

•
We expect to operate and manage single-family rental properties at a predictable and attractive cost structure after converting non-performing loans to rental properties due to the competitive property management fees offered to us under our services agreement with Altisource:

◦
our management of single-family rental properties using Altisource's nationwide vendor network is not dependent upon scale. Unlike many of our competitors, we do not require a critical size of single-family rental assets in a geographic area to attain operating efficiencies and

◦
non-performing loan pools typically contain properties that are geographically dispersed requiring a cost-effective nationwide property management system. Because of our arrangement with Altisource, we are positioned to acquire properties throughout the United States allowing us to bid on large distributed portfolios that geographically constrained competitors cannot.

•
We expect to generate a stable cash flow stream through our preferred investment in a title insurance and reinsurance business that is positioned to perform the title search and insurance services for our network of single-family assets.

To help us achieve our business strategy, we are leveraging AAMC's strategic relationships with Ocwen and Altisource. We expect that our 15-year mortgage servicing agreement with Ocwen, which we refer to as the “Ocwen servicing agreement,” will enable us to shorten non-performing loan resolution timelines by (1) converting a portion of the non-performing loan portfolio to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of the portfolio. We expect that a portion of the non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect the borrowers to refinance these loans at or near the estimated value of the underlying property, potentially generating very attractive returns for us. We also expect that, despite efforts to modify or return the mortgage loans to a performing status, a portion of these mortgage loans will enter into foreclosure, ultimately becoming REO that can be converted into single-family rental assets and added to our portfolio. Even after considering the foreclosure expenses and the time value of money, we should be able to acquire single-family rental assets efficiently and cost-effectively at a discount to the typical REO acquisition price. Additionally, as we intend to retain the majority of the underlying real estate assets, we will avoid some of the typical REO acquisition costs such as real estate brokerage commissions.

In addition, we expect that our 15-year master services agreement with Altisource for construction management, leasing and property management services, which we refer to as the “Altisource master services agreement,” will allow us to operate single-family rental assets at a lower cost than our competitors due to Altisource's established real property management experience and centralized vendor management model. Further, because of Altisource's widely-distributed and established vendor model, we can acquire assets nationwide. We believe that this will enable us to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States.

Title Insurance and Reinsurance

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. AAMC simultaneously entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. We believe that NewSource will be able to operate for the foreseeable future without any additional capital investments by us or AAMC. We expect NewSource to generate a steady stream of title insurance and reinsurance sourced by Altisource through its relationships with Ocwen and Lenders One, a national alliance of leading community mortgage bankers, correspondent lenders and suppliers of mortgage products and services. This investment also complements our business strategy because the acquisition of REO properties and mortgage loans requires a detailed analysis of the chain of title and typically involves the purchase of title insurance to ensure clear and marketable title to each property. We believe that the title insurance and reinsurance business, especially when a minimal amount of sales commissions are paid by the insurer, has the potential to be profitable and, therefore, we expect NewSource to provide stable cash flows to us from our preferred investment while substantially limiting our investment risk.

NewSource will retain Altisource under a long-term Title Insurance Services Agreement to provide a wide range of technical underwriting services that will allow NewSource to evaluate title risk in a timely and cost effective manner. Altisource will receive a performance fee of 90% of the net income of NewSource after NewSource pays a preferred dividend of 12% to us. Additionally, NewSource will enter into management agreements with AAMC to provide asset management and corporate governance services and with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations. This will enable NewSource to avoid the cost of having any permanent employees.

Our Manager and Our Service Providers

We have an asset management agreement with AAMC, which we refer to as the “asset management agreement,” pursuant to which AAMC will administer our day-to-day business activities and operations. Among other services, AAMC will provide us with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. AAMC's management also has significant corporate governance experience that will enable us to manage our business and organizational structure efficiently. We are contractually required to reimburse AAMC for expenditures it incurs related to managing our business which we refer to as “expense reimbursement.”

We will pay AAMC an incentive fee, which we refer to as our “incentive management fee,” as follows: (i) 2% of all cash available for distribution by us to our shareholders until the aggregate amount of such cash dividends paid during the quarter divided by the average number of shares of our common stock outstanding during the quarter, which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then (ii) 15% of all additional cash available for distribution by us to our shareholders until the quarterly per share distribution amount exceeds $0.193, then (iii) 25% of all additional cash available for distribution by us to our shareholders until the quarterly per share distribution amount exceeds $0.257, and thereafter (iv) 50% of all additional cash available for distribution by us to our shareholders (in each case as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend). We will distribute the quarterly per share amount after the application of the incentive management fee payable to AAMC.

The incentive management fee thresholds described above will be reduced to the extent that we pay or are deemed to pay dividends of cash from capital transactions. In the event that we pay or are deemed to pay dividends of cash from capital transactions so that a hypothetical holder of one share of our Class B common stock acquired on the separation date has received with respect to such share of Class B common stock, since the separation date, distributions of cash that are deemed to be cash from capital transactions in an aggregate amount equal to $12.74 (the approximate book value of single share of our Class B common stock as of the separation date), then all of the foregoing thresholds will be reduced to zero, and we will pay a quarterly incentive management fee equal to 50% of all additional cash available for distribution by us to our shareholders. We may from time to time raise capital by issuing shares of Class A common stock with a distribution preference to the Class B common stock. For the purpose of this calculation, any Class A common stock dividend priority will be disregarded. As of January 30, 2013, no Class A common stock has been issued. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

We believe that our incentive management fee arrangement with AAMC aligns the interests of AAMC with our shareholders. Unlike incentive fee structures that pay the asset manager fees based on net assets under management or market capitalization, AAMC only earns incentive fees in relation to cash available for distribution to our shareholders.

In addition to the Ocwen servicing agreement and the Altisource master services agreement, we also have a support services agreement with Altisource to provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. In addition, we have a trademark license agreement with Altisource that provides us with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.”

REIT Qualification

We intend to elect and qualify to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, which we refer to as the “Code," beginning with our taxable year ended December 31, 2013. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute to our shareholders.

Even though we intend to elect to be taxed as a REIT, we will be subject to some U.S. federal, state and local taxes on our income or property. We expect a portion of our business will be conducted through, and a portion of our income will be earned in, our taxable subsidiary which we refer to as our “TRS.” In general, a TRS may hold assets and engage in activities that the REIT cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. If our TRS generates net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase shareholders' equity of the consolidated entity. As discussed in “Item1A. Risk Factors,” the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Each of our executive officers is an employee or officer or both, of AAMC, and they are paid by AAMC. As of December 31, 2012, AAMC had five full-time employees.

Competition

We face competition from various sources for the acquisition of sub-performing and non-performing loans. Our competition includes other REITs, pension funds, insurance companies, hedge funds, investment companies, partnerships and developers. To effectively compete, we will rely upon AAMC's management team and their substantial industry expertise which we believe provides us with a competitive advantage and helps us assess the investment risks and determine appropriate pricing. We expect our integrated approach of acquiring sub-performing and non-performing loans and converting them to REO will enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to Ocwen's servicing expertise helps us to maximize the value of our loan portfolios and provides us with a competitive advantage over other companies with a similar focus. We also believe that our relationship with Altisource and access to its nationwide vendor network will enable us to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive, pricing and other risks that we face. Our competitors may have higher risk tolerances, may be able to pay higher prices for non-performing loans than we can or may be willing to accept lower returns on investment. As the inventory of available non-performing and sub-performing loans and REO will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team to effectively manage Altisource's construction, renovation and property management services on our acquired properties. We believe Altisource's established nationwide vendor network and use of proprietary technology will provide us with a competitive advantage by allowing us to operate with an attractive cost structure and thereby generate attractive returns. Despite these efforts, some of our competitors' single-family home rental properties may be better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete depends upon, among other factors, trends of the national and local economies, the financial condition of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family renter economic demographics and demands, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that satisfy our return objectives.

Environmental Matters

As an owner of real estate, we will be subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance at our properties. Environmental laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Government Approval

Outside of routine business filings, we do not believe it is necessary to obtain any government approval to operate our business.

Governmental Regulations

We do not believe there are any governmental regulations that will affect the conduct of our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act," and we are eligible to avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act," and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, the JOBS Act provides that an “emerging growth company” can utilize an extended transition period for complying with new or revised accounting standards, allowing it to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies which are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Available Information

We file or will file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission which we refer to as the “SEC.” These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

Our principal Internet address is http://www.altisourceresi.com, and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file with or furnish to the SEC along with corporate governance information including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

Item 1A. Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

Risks related to our business in general

We are a development stage company. If we are unable to implement our business strategy or operate our business as we currently expect to do, our operating results may be adversely affected.

We are a development stage company and our business model is untested. Businesses like ours that are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses. We have not completed a full year operations and as a result we cannot predict our results of operations, financial conditions and cash flows. We have generated no revenue to date and may not have sufficient capital to implement our business model. In addition, we will have increased costs as a result of being a stand-alone public company, including with respect to maintaining a separate Board of Directors and obtaining a separate audit, in addition to accounting, tax, legal, insurance and compliance costs and other professional fees. Currently, we are unable to estimate the amount of such expenses. There can be no assurance that the business will become profitable or if we become profitable that it will be sustainable. The income potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to execute our business strategy as planned which may adversely impact our financial performance.

We depend on AAMC, agreements AAMC has negotiated on our behalf and AAMC's key personnel for our success. We may not be able to retain our exclusive engagement of AAMC if (i) the asset management agreement with AAMC is terminated or (ii) we fail to maintain enough capital to acquire sub-performing and non-performing loans.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave the employment of AAMC, may become distracted by adverse financial or operational issues in connection with their business and activities unrelated to us and over which we have no control or may fail to perform for any reason. The asset management agreement provides that AAMC will not offer the services as described therein to another person or entity that invests in REO properties and/or sub-performing and non-performing loans provided we maintain available capital to acquire such assets. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may be difficult for us to secure suitable replacements to AAMC and its personnel on acceptable terms or at all. Further, in the event we are unable to maintain sufficient available capital to acquire sub-performing and non-performing loans, AAMC may provide its services to a competitor, and it may be difficult for us to secure a suitable replacement or maintain our exclusive engagement of AAMC. We are unable to terminate the asset management agreement during the first two years of its term except “for cause” as defined therein. In the event we terminate the asset management agreement without cause or AAMC terminates the asset management agreement due to our default in the performance of any material term of the asset management agreement, we will be required to pay a significant termination fee and the agreements of our service providers may simultaneously terminate. The occurrence of any of the above-described events would adversely impact the value of your investment.

The continuing unpredictability of the credit markets may restrict our access to capital and may make it difficult or impossible for us to obtain any required additional financing.

The domestic and international credit markets continue to be unpredictable. In the event that we need additional capital for our business, we may face challenges in obtaining it and/or the terms upon which we can obtain it would have an adverse impact on our financial performance. Furthermore, if we are unable to secure financings in the future, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices which could adversely affect our performance.

Failure of Altisource to effectively perform its obligations under various agreements with us including the Altisource master services agreement could have an adverse effect on our business and performance.

Both AAMC and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on acceptable terms or at all which could adversely affect AAMC's performance under the asset management agreement with us. Altisource's failure to perform the services under these agreements with us would also have an adverse effect on our business particularly its failure to provide adequate services under the Altisource master services agreement. Such a failure could also lead to a decline or other adverse effects to our operating results and could harm our ability to execute our business plan.

In addition, we are required to pay Altisource for the services it provides under the Altisource master services agreement, support services agreement and trademark license agreement. If we fail to pay Altisource or otherwise default under these Agreements, Altisource may cease to act under the Altisource master services agreement and other agreements which would adversely affect our operating results and our ability to execute our business plan.

Failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement could have an adverse effect on our business and performance.

We are contractually obligated to service the residential mortgage loans that we acquire. We do not have any employees, servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged Ocwen to service the non-performing and sub-performing loans we acquire. If for any reason Ocwen is unable to service the acquired loans at the level and/or the cost that we anticipate, an alternate servicer may not be readily available on acceptable terms or at all which could have an adverse effect on our ability to execute our business plan and thereby adversely affecting our operating results.

In addition, under the Ocwen servicing agreement, we are required to pay Ocwen fees for servicing our acquired mortgage loans. If we fail to pay Ocwen or otherwise default under the Ocwen servicing agreement, Ocwen may cease to act as the servicer under the Ocwen servicing agreement which would adversely affect our ability to execute our business plan and our operating results.

Your investment return may be reduced if we are deemed to be an investment company under the Investment Company Act.

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity's assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interest,” and at least another 25% of the entity's assets must be comprised of additional qualifying interests or, real estate-type interests (with no more than 20% of the entity's assets comprised of miscellaneous assets). We believe that our $18.0 million investment in NewSource will not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company and our investment in NewSource accounts for more than 20% of our assets, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an Investment Company if we are unable to dispose of the disqualifying assets which could have an adverse effect on us.

In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether issuers who own certain mortgage related investments which rely on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. We cannot provide you with any assurance that the outcome of the SEC's review will not require us to register under the Investment Company Act. If we are determined to be an investment company, and we fail to qualify for this exception from registration as an investment company or the SEC determines that companies that engage in businesses similar to ours are no longer able to rely on this exception, we may be required to register as an investment company under the Investment Company Act.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on retaining earnings;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	requirements that our income be derived from certain types of assets;

•	prohibitions on transactions with affiliates and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, we could materially adversely affect our net asset value, the amount of funds available for investment and our ability to pay distributions to our shareholders.

AAMC has a contractually defined duty to us rather than a fiduciary duty.

Under the asset management agreement, AAMC has a contractual, as opposed to a fiduciary, relationship with us that limits AAMC's obligations to us to those specifically set forth in the asset management agreement. The ability of AAMC and its officers and employees to engage in other business activities may reduce the time AAMC spends managing us. In addition, unlike the fiduciary relationship we have with our Directors, there is no statutory standard of conduct under the Maryland General Corporation Law, which we refer to as “MGCL,” for officers of a Maryland corporation. Instead, officers of a Maryland corporation including our officers who are employees of AAMC, are subject to general agency principals including the exercise of reasonable care and skill in the performance of their responsibilities as well as the duties of loyalty, good faith and candid disclosure.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the separation date.

As a result of the separation, we are directly subject to reporting and other obligations under the Exchange Act. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We have and expect to incur additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our financial condition, results of operations or cash flows. In the future, we may also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The reduced disclosure requirements applicable to us as an “emerging growth company” or a “smaller reporting company” may make our common stock less attractive to investors.

We are an "emerging growth company" as defined in the JOBS Act of 2012, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not "emerging growth companies" including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company we prepare and file SEC forms similar to other SEC reporting companies; however, the information disclosed may differ and be less comprehensive. Smaller reporting companies have reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may remain an "emerging growth company" for up to five full fiscal years following our separation. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934 which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company or smaller reporting company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

Risks related to acquisition and ownership of real estate and real estate related assets

Our supply of sub-performing and non-performing loans and REO properties may be reduced by uncertainty in the lending industry and governmental sector and/or general economic improvement.

Our business model is dependent on the acquisition of a steady supply of non-performing loans and REO properties. The number of non-performing loans and REO properties available may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance mortgages for holders who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk mortgage holders and reducing the number of properties going into foreclosure or going into non-performing status.

For example, The U.S. Government, through the Federal Reserve, the Federal Housing Administration, which we refer to as the “FHA,” and the Federal Deposit Insurance Corporation has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, which we refer to as the “HAMP,” which provides homeowners with assistance in avoiding defaulting or residential mortgage loan foreclosures, the Hope for Homeowners Program, which we refer to as the “H4H Program,” which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures; and the Home Affordable Refinance Program which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws which result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing mortgage loans, may materially adversely affect the value of, and the returns on, Residential's portfolio of sub-performing and non-performing loans.

In the future, the federal government could institute additional programs to provide financial relief and assistance to mortgage holders at risk of foreclosure. General economic improvement and/or decisions by lenders and government programs that reduce the number of REO properties could adversely affect our business opportunities and impact our overall financial performance.

Our supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans, increased prices for sub-performing and non-performing loans and/or general economic improvement.

Our business model is also dependent on the acquisition of a steady supply of sub-performing and non-performing mortgage loans. As a result of the economic crisis in 2008, there is currently a large supply of sub-performing and non-performing loans available for us to acquire. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer families may go into non-performing status on their mortgages. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase due to the influx of new participants into the non-performing loan marketplace or a lower supply non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing mortgage loans that we may acquire may decline over time and could adversely affect our business opportunities and result in a reduction of our operating income.

Competition in identifying and acquiring real estate or real estate related assets in a timely manner may adversely affect our financial results.

We face competition from various sources for investment opportunities in sub-performing and non-performing loans and REO properties including REITs, pension funds, insurance companies, hedge funds, other investment funds and companies, partnerships and developers. Some third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can. Competition from these companies may reduce the number of suitable sub-performing and non-performing loan and REO properties investment opportunities offered to us, increase the prices at which non-

performing loans can be acquired or increase the bargaining power of asset owners seeking to sell. If such events occur, our financial performance may be adversely impacted and, therefore, have adverse consequences to us.

Our operating results depend on the availability of, and our ability to quickly identify and acquire appropriate sub-performing and non-performing loan and REO property investment opportunities. It may take considerable time for us to acquire appropriate sub-performing and non-performing loan and REO property investments, or we may have to pay more for non-performing loans than expected. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments which satisfy our return objectives. Furthermore, there is no assurance that such investments, once acquired, will perform as intended.

Competition could limit our ability to lease single-family rental assets or increase or maintain rents.

Our single-family rental assets, when acquired, will compete with other housing alternatives to attract residents including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect our ability to lease our single-family rental assets and to increase or maintain rental rates.

Changes in global economic and capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly impact our financial performance.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could adversely impact our business as a result of, among other items, increased customer defaults under leases, lower demand for residential rentals as well as a potential oversupply of residential rental units, each of which could lead to increased concessions or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the renters that will occupy our real estate properties and, as a result, their ability to pay rent which would significantly impact our financial performance.

In addition, on December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. The demand for title insurance-related services depends in large part on the volume of real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. When market conditions cause real estate activity to decline, the title insurance industry tends to experience decreased revenues and earnings. In addition, adverse change in the marketplace could lead to an increase in title claims that NewSource may be required to defend and/or pay. Thus, a decline of activity in the real estate market or an increase in title claims could adversely impact NewSource's ability to generate profits and pay the dividend on our preferred stock and the value of our investment in NewSource.

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses and the overall market value of our assets.

Local conditions may significantly affect occupancy, rental rates and the operating performance of our single-family rental assets, when acquired. The risks that may adversely affect conditions in those markets include, amongst others, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family homes for rent;

•	a decline in household formation or employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect to have rent terms of two years or less;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	inability of borrowers to refinance modified loans and

•	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

In the event any of these market conditions evolve, our ability to generate revenues and our operating expenses could be materially adversely affected and our results and financial condition would be adversely impacted.

Changes in applicable laws or noncompliance with applicable law, could adversely affect our operations or expose us to liability.

As an owner of real estate, we will be required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to business operations. Noncompliance with laws or regulations could expose us to liability.

Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of our single-family rental assets including changes to building codes and fire and life-safety codes. In addition, the value of, and the returns on residential mortgage loans may be impacted by loan modification and refinance programs the U.S. government has commenced or has proposed.

In addition, we expect NewSource to register as a Class 3A Bermuda insurance company and be subject to regulation and supervision in Bermuda by the Bermuda Monetary Authority. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource's ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource's ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions which could have a material adverse effect on NewSource's business and adversely impact NewSource's ability to pay the preferred dividend on our preferred stock and the value of our investment in NewSource.

Difficulties in selling single-family rental assets could limit our flexibility.

Federal tax laws may limit our ability to earn a gain on the sale of a single-family rental asset or group of rental assets if we are found to have held or acquired the single-family rental asset or group of assets with the intent to resell, and this limitation may affect our ability to sell single-family rental assets without adversely affecting returns to our shareholders. This will particularly adversely affect us with properties that do not meet our rental property standards. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the single-family rental assets in our portfolio promptly in response to changes in economic or other conditions.

A significant uninsured property or liability loss could have a material adverse effect on our financial condition and results of operations.

If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. We will carry commercial general liability insurance and property insurance with respect to our single-family rental assets on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a single-family rental asset or group of rental assets as well as the anticipated future revenues from such single-family rental asset or group of assets. We would also continue to be obligated to repay any mortgage indebtedness or other obligations related to the asset or group of assets, if any. A significant uninsured property or liability loss could materially and adversely affect our business and our financial condition and results of operations.

A significant number of our single-family rental assets will be part of home owners' associations which we refer to as “HOAs”. We and our renters will be subject to the rules and regulations of such HOAs which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs which may be costly.

A significant number of our single-family rental assets, when acquired, will be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our single-family assets may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our single-family rental assets or require us to renovate or maintain such assets at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause us to incur additional costs to sell the affected single-family rental asset and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of Directors of the HOAs that will govern our single-family rental assets may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental asset, and any such excessively restrictive or arbitrary regulations may cause us to sell such asset, prevent us from renting such asset or otherwise reduce our cash flow from such asset. Any of the above-described occurrences may adversely affect our financial condition and results of operations.

We likely will incur costs due to class actions and/or tenant rights and consumer demands or litigation.

There are numerous tenants' rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and the increased market for single-family rentals arising from displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues. Additional actions may include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental asset. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations and impose on us significant litigation expenses including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may adversely affect our financial condition and results of operations.

We may incur costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our single-family rental assets (including in some cases natural substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we have for such events. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected single-family rental asset. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.

Inflation or deflation may adversely affect our financial condition and results of operations.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income. Accordingly, inflation or deflation may adversely affect our financial condition and results of operations.

Our real properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our single-family rental assets, when acquired which may increase as tax rates change and as properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Any such occurrence may adversely affect our financial condition and results from operations.

Risks related to conflicts of interest

We could have conflicts with Altisource, Ocwen, Home Loan Servicing Solutions, Ltd., which we refer to as “HLSS”, and AAMC, and the Chairman and other members of our Board of Directors could have conflicts of interest due to his/their relationship with Altisource, Ocwen, HLSS and AAMC which may be resolved in a manner adverse to us.

Conflicts may arise between Altisource and us as a result of our ongoing agreements and the nature of our respective businesses. Altisource will provide us with residential property management, leasing and construction management services for our acquired REO properties. In addition, we may enter into further agreements with Altisource involving purchase of assets, joint venture relationships, financing arrangements and other business transactions. Because both of our businesses involve construction, leasing and property management services, Altisource's interests may conflict with ours particularly if Altisource deploys its resources in favor of its other clients.

Conflicts may arise between Ocwen and us as a result of our ongoing agreements and the nature of our respective businesses. Ocwen will perform substantially all mortgage loan servicing functions relating to our acquisition and ownership of mortgage loans. In addition, we may enter into further agreements with Ocwen involving purchase of assets, joint venture relationships, financing arrangements and other business transactions. Because we outsource our servicing function to Ocwen and Ocwen services mortgages for its own clients, Ocwen's interests may conflict with ours particularly if is resources are deployed in favor of its other clients.

Altisource, Ocwen, and HLSS are not limited in their ability to compete with us. We will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with them and through oversight by independent members of our Board of Directors. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource, Ocwen, and HLSS or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with third parties.

The Chairman of our Board of Directors is the Chairman of the Board of Directors of Altisource, Ocwen, HLSS and AAMC. As a result, he has obligations to us as well as to Altisource, Ocwen, HLSS and AAMC and may have conflicts of interest with respect to matters potentially or actually involving or affecting us and Altisource, Ocwen, HLSS or AAMC, as the case may be.

David Reiner is a member of our Board of Directors and a member of the Board of Directors for HLSS. As a result, he has obligations to us as well as to HLSS and may potentially have conflicts of interest with respect to matters potentially or actually involving or affecting us and HLSS.

Our Chairman currently owns a substantial amount of Altisource, Ocwen, HLSS, AAMC and our common stock and Altisource and Ocwen stock options. In addition, certain of our Directors in the future also may own Altisource and/or Ocwen common stock and stock options due to similar current relationships with Altisource and Ocwen. Such ownership could create or appear to create potential conflicts of interest when the Chairman of our Board of Directors and our Directors are faced with decisions that involve us, Altisource, Ocwen, HLSS, AAMC or any of their respective subsidiaries.

Our Directors have the right to engage or invest in the same or similar businesses as ours.

Our Directors may have other investments and business activities in addition to their interest in us. Under the provisions of our Charter and Bylaws, our Directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of our Directors. If any of our Directors who are also Directors, officers or employees of Altisource, Ocwen, AAMC, HLSS or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our Directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create actual or potential conflicts of interest between us and certain of our Directors and result in less than favorable treatment of us and our shareholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks related to our qualification as a REIT

Failure to qualify as a REIT would have significant adverse consequences to us.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. Our qualification as a REIT will depend upon our ability to meet, on an ongoing basis, requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. We may fail to satisfy the REIT requirements in the future. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT status, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and amounts we distribute to our shareholders. Compliance with the REIT requirements may impair our ability to maximize profits. For example, we may be required to pay distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities other than qualified real estate assets and government securities generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets other than government securities and qualified real estate assets can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.

From time to time, we may be forced to sell assets to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that our position will not be challenged by the IRS especially if we make frequent sales or sales of property in which we have short holding periods.

In the future, we could be required to sell assets, borrow funds, make a portion of our distributions in the form of a taxable stock distribution or issue debt securities to fund our distributions.

Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our shareholders, and the amount of such distributions may be limited. In the future, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. Our Board of Directors will make determinations regarding distributions based upon various factors including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the MGCL and other factors, as our Board of Directors may deem relevant from time to time.

We may be subject to tax liabilities that reduce our cash flow and our ability to pay distributions to you even if we qualify as a REIT for federal income tax purposes.

We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes including:

•
In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our shareholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income;

•
We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our shareholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years;

•
If we have net income from the sale of foreclosure property (defined below) that we hold primarily for sale to renters in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate and

•
Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to renters in the ordinary course of business would be subject to the 100% “prohibited transaction” tax.

Any such additional tax liabilities would have an adverse effect on our financial condition and results of operations.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. shareholders is 20% as of January 1, 2013. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 35% through 2012).

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our shareholders.

Our Charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors (as is the case for William C. Erbey), no person may own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding capital stock. A person that did not acquire more than 9.8% of our shares may become subject to our Charter restrictions if repurchases by us cause such person's holdings to exceed 9.8% of our outstanding shares. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our Board of Directors will be void or will result in those shares being transferred to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote those excess shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our shareholders.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation.

Risks related to our common stock

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

As a development stage company, the prices at which our common stock trades have and may continue to fluctuate significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•quarterly variations in actual or anticipated results of our operations;

•changes in financial estimates by securities analysts;
•actions or announcements by our competitors;
•regulatory actions;
•lack of liquidity;
•changes in the financial condition or stock price of Residential;
•changes in the market outlook for the real estate and lending industries;
•technology changes in our business and
•departure of our key personnel.

The market prices of securities of public REITs have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the price of our shares of common stock.

Furthermore, our small size and different investment characteristics may not appeal to our current investor base that may seek to dispose of large amounts of our common stock following the separation date. There is no assurance that there will be sufficient buying interest to offset those sales, and, accordingly, the price of our common stock could be depressed and/or experience periods of high volatility.

An active trading market for our common stock may never develop.

Our shares of common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012. However, an active trading market for our common stock may not develop, and if an active trading market does develop, it may not be sustained. Accordingly, the ability to sell our common stock, or the prices that may be obtained for such common stock, will depend on the existence and liquidity of an active trading market of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are c/o Altisource Asset Management Corporation, 402 Strand Street, Frederiksted, United States Virgin Islands 00840-3531 where AAMC subleases approximately 1,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. We believe that AAMC's current leased space is suitable and adequate for the management of our business as presently conducted.

Item 3. Legal Proceedings.

We are not currently the subject of any material legal or regulatory proceedings and no legal or regulatory proceedings have been threatened against us. We may be, from time to time, involved in legal proceedings arising in the ordinary course of business. Our business may also become subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class B common stock is listed on the New York Stock Exchange under the symbol “RESI.” As of the close of business on December 21, 2012, we became a stand-alone public company in connection with our separation from Altisource. “When issued” trading in our Class B common stock began on the New York Stock Exchange on December 13, 2012 in anticipation of the separation and “regular way” trading began on the New York Stock Exchange on December 24, 2012.

The following table sets forth the high and low close of day sales prices for our common stock, for the periods indicated, as reported by the New York Stock Exchange:

	Market Price Per Share
	High	Low
December 13, 2012 to December 31, 2012	$17.75	$14.71

The number of holders of record of our Class B common stock as of January 30, 2013 was 85. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 6 to the Consolidated Financial Statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in light of conditions then existing including our earnings, taxable income, funds from operations which we refer to as “FFO,” financial condition, liquidity, capital requirements, the availability of capital, applicable REIT and legal restrictions, general overall economic conditions and other factors. We paid no dividends from inception to December 31, 2012.

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our shareholders in an amount at least equal to the sum of 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and our net capital gains) and 90% of the net income after tax, if any, from foreclosure property, less the sum of specified items of non-cash income that exceeds a percentage of our income.

From time to time, we may raise capital to finance future acquisitions of single-family rental assets by issuing shares of Class A common stock with a dividend preference to the Class B common stock.

Beginning on the date Class A common stock is first issued and ending on the third anniversary of such issuance, which we refer to as the “priority period,” holders of Class A common stock shall be entitled to receive, prior to any distribution to the holders of Class B common stock, cumulative dividends in an amount equal to $0.644 per year which we refer to as the “priority distribution.” Prior to the commencement of the priority period, holders of our Class B common stock shall be entitled to receive unsubordinated dividends, if any. During the priority period, after the holders of Class A common stock have received an amount equal to the priority distribution, the holders of Class B common stock shall be entitled to receive, prior to any further distributions to the holders of Class A common stock, cumulative dividends in an amount equal to the priority distribution. After the holders of Class B common stock have received an amount equal to the priority distribution, the holders of Class A common stock and Class B common stock shall receive distributions on a pro rata basis. After the priority period, Class B common stock will be converted to Class A common stock. Currently, there are no shares of Class A common stock outstanding.

Item 6. Selected Financial Data.

The following table sets forth selected financial data which is derived from our audited Consolidated Financial Statements (in thousands, except per share amounts). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our Consolidated Financial Statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

June 7, 2012 (Inception) to December 31, 2012
Net (Loss)	$(89)
(Loss) Per Diluted Share	$(0.01)
Total Assets	$100,011

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We were incorporated in Maryland on July 19, 2012. Our primary business is to acquire, own and manage single-family rental properties throughout the United States that meet our investment criteria. We currently intend to acquire single-family rental assets primarily through the acquisition of sub-performing and non-performing loan portfolios.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We believe that the events affecting the housing and mortgage market in recent years create an opportunity to acquire single-family properties for rental purposes at valuations that meet our investment objectives. We believe that our ability to effectively acquire properties through the non-performing loan channel and to efficiently manage a widely dispersed portfolio of single-family properties will provide us with a competitive advantage in pursuing our strategy.

We conduct substantially all of our activities through our operating partnership. The operating partnership was organized on June 7, 2012. We own 100% of the operating partnership's general partner, and as of December 31, 2012, we owned 100% of the outstanding partnership interest in our operating partnership.

We are managed by AAMC. We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of non-performing loans, single-family properties and other assets. AAMC was formed on March 15, 2012 and was spun-off from Altisource concurrently with our separation from Altisource.

Executive Summary

Our business objective is to provide attractive returns to our shareholders primarily through dividends. We believe we can accomplish this with the following strategy:

•
We expect to acquire single-family rental assets primarily through our acquisition of non-performing loan portfolios. We believe that the non-performing loan acquisition channel will give us a cost advantage over other acquisition channels such as foreclosure auctions and other real-estate owned, or “REO,” acquisitions because:

◦	we believe we will be able to purchase our single-family assets at a lower price because there are fewer participants in the non-performing loan marketplace leading to a higher discount rate and

◦
we believe we will be able to purchase non-performing loans at a lower price because the seller does not have to pay the broker commissions and closing costs of up to 10% of gross proceeds that typically are incurred when selling REO after foreclosure.

•
We expect to generate near-term cash-flow through the modification of our non-performing loans and subsequently refinance them at or near the value of the underlying property without waiting for entire loan portfolios to reach stabilized rental state.

•
We expect to operate and manage single-family rental properties at a predictable and attractive cost structure after converting non-performing loans to rental properties due to the competitive property management fees offered to us under our services agreement with Altisource:

◦
our management of single-family rental properties using Altisource's nationwide vendor network is not dependent upon scale. Unlike many of our competitors, we do not require a critical size of single-family rental assets in a geographic area to attain operating efficiencies and

◦
non-performing loan pools typically contain properties that are geographically dispersed requiring a cost-effective nationwide property management system. Because of our arrangement with Altisource, we are positioned to acquire properties throughout the United States allowing us to bid on large distributed portfolios that geographically constrained competitors cannot.

•
We expect to generate a stable cash flow stream through our preferred investment in a title insurance and reinsurance business that is positioned to perform the title search and insurance services for our network of single-family assets.

As further described in “Item 1. Business.” we believe that Ocwen's mortgage servicing experience will enable us to shorten non-performing loan resolution timelines by (1) converting a portion of the non-performing loan portfolio to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of the portfolio. We also expect that our 15-year master services agreement with Altisource for construction management, leasing and property management services will allow us to operate single-family rental assets at a lower cost than our competitors due to Altisource's established real property management experience and centralized vendor management model. Further, because of Altisource's widely-distributed established vendor model, we can acquire assets nationwide. We believe this will enable us to competitively bid on large sub-performing or non-performing mortgage portfolios with assets dispersed throughout the United States.

We expect our results of operations to be affected by various factors, many of which are beyond our control. Generally, we expect that our mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Our operating results will depend heavily on sourcing sub-performing and non-performing loans. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of sub-performing and non-performing loans available to us for acquisition. A recent study estimates that the average pre-REO delinquency levels that are in excess of levels typically experienced in a balanced market, known as shadow inventory, were approximately 5.1 million units over the past four years. The available amount of shadow inventory provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

Our ability to grow our business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet our objectives. As a REIT, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Because our decision to issue equity through accessing the capital markets or debt through entering into credit agreements will depend on market conditions and other factors beyond our control, we cannot predict or estimate our future capital structure.

Because we believe that the majority of acquired loans will be converted into rental property, the key components that will affect our rental and other revenues over the long-term will be average occupancy and rental rates. We believe that demand for single-family rental assets will either increase or at least remain relatively constant in the future. In response to the economic crisis, the origination of subprime mortgage loans has dramatically declined. In addition, lenders have increased their credit standards for originating new loans. Furthermore, a significant number of families cannot obtain a new mortgage due to impairment of credit history caused by foreclosure on past loans or the lack of savings to make a down payment. All of the above factors and the shift in demographics point towards a robust demand for single family rentals in the future.

Our expenses primarily will consist of loan servicing fees, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement and incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees are expenses paid to Ocwen to service our acquired loans. Rental property operating expenses are expenses associated with our ownership and operation of rental properties and include expenses that are either impacted by to occupancy levels, such as utilities and turnover costs, and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. The general and administrative expenses consist of those costs related to the general operation and overall administration of the business. The expense reimbursement consists primarily of management and employee salaries and other personnel costs and corporate overhead. The incentive management fee consists of additional compensation due to AAMC should we achieve certain levels cash available for distribution. The interest expense consists of the costs to borrow money.

Other Factors Influencing Our Results

The way a non-performing loan is resolved will impact the amount and timing of revenue we will receive. The exact nature of resolution will be dependent on a number of factors that are beyond our control including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that our real estate assets would decline in value in a rising interest rate environment and that our net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market and home prices will determine proceeds from sale of real estate acquired in settlement of loans. While we make extensive efforts at anticipating real estate price trends and estimate effect of those trends on the valuations of our portfolios of mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of real estate acquired in settlement of loans. Conversely, declining real estate prices are expected to negatively affect our results of real estate acquired in settlement of loans.

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. The larger investment portfolio, however, will drive increased expenses including servicing fees to Ocwen, property management fees to Altisource and related fees payable to AAMC. We may also incur additional interest expense to finance the purchase of our assets.

Completion of Spin-Off

As of the close of business on December 21, 2012, we completed our spin-off from Altisource. Our shares began “regular way” trading on the New York Stock Exchange under the ticker symbol “RESI” on December 24, 2012. The spin-off was treated as a taxable pro rata distribution by Altisource of all of our outstanding shares of Class B Common Stock to the shareholders of record of Altisource as of the record date, December 17, 2012. The shareholders of Altisource received one share of our Class B common stock for every three shares of Altisource common stock held and cash in lieu of fractional shares.

Results of Operations

The following sets forth discussion of our results of operations from inception on June 7, 2012, which we refer to as “inception,” through December 31, 2012.

Rental Revenues

We have generated no rental revenues for the period from inception to December 31, 2012. We expect to generate rental revenues in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Gains on Acquisition of Property

We have generated no gains on acquisition of property for the period from inception to December 31, 2012. We expect to generate gains from acquisition of property in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Gains on Repayment of Non-Performing Loans

We have generated no gains on repayment of non-performing loans for the period from inception to December 31, 2012. We expect to generate gains on repayment of non-performing loans in 2013 through short sales or through modification and refinancing of non-performing loans.

Gains on Disposition of Property

We generated no gains on disposition of property for the period from inception to December 31, 2012. We expect to generate gains on disposition of property in 2013 through liquidation of the underlying collateral of non-performing loans after completion of foreclosure.

Loan Servicing Fees

We have incurred no loan servicing fees for the period from inception to December 31, 2012. We expect to incur loan servicing fees in 2013 upon acquisition of non-performing loans.

Rental Property Operating Expenses

We have incurred no rental property operating expenses for the period from inception to December 31, 2012. We expect to incur rental property operating expenses in 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

Real Estate Depreciation and Amortization

We have incurred no real estate depreciation and amortization for the period from inception to December 31, 2012. We expect to incur real estate depreciation and amortization 2013 upon acquisition of non-performing loans and conversion to single-family rental properties.

General and Administrative Expenses

Our general and administrative expenses consist of those costs related to the general operation and overall administration of our business from inception to December 31, 2012. We expect our general and administrative expenses to increase in 2013 as we increase operations.

Expense Reimbursement

Our expense reimbursement consists of direct and indirect costs incurred by AAMC on our behalf since inception and primarily includes compensation costs. We expect our expense reimbursement to increase in 2013 as we increase operations.

Incentive Management Fee

We have incurred no incentive management fee from inception to December 31, 2012. We expect to incur incentive management fees in 2013 as we generate cash available for distribution, as contractually defined.

Segment Results of Operations

We currently operate under one reportable segment.

Liquidity and Capital Resources

In conjunction with our separation, we received a capital contribution from Altisource of $100 million which is unrestricted for our use. We intend to use the proceeds from this capital contribution to invest in sub-performing and non-performing loans, renovate acquired real estate, fund our operating costs and fund our preferred investment in NewSource.

As a REIT, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. As a result, in the event we decide to grow our business, we will evaluate a number of potential capital raising alternatives including the issuance and sale of shares of Class A common stock, the issuance and sale of debt securities and entering into credit facilities with banks or other lending institutions. Because our decision to issue equity through accessing the capital markets or debt through entering into credit agreements will depend on market conditions and other factors beyond our control, we cannot predict or estimate our future capital structure.

Cash Flows

Our primary cash flows to date have been the capital contribution we received from Altisource in conjunction with the separation.

Capitalization

The following table sets forth our capitalization (in thousands, except per share amounts):

December 31, 2012
Class B Common Stock Outstanding	7,810,708
Per Share Stock Price	$15.84
Total Capitalization	$123,722

Recent Financing Activity

On December 21, 2012 we issued 7.8 million shares of Class B common stock in connection with our separation from Altisource. Altisource contributed to us total cash of $100 million. The proceeds from the capital contribution were contributed by us to the operating partnership for 100% of the then outstanding preferred interest in the operating partnership. We plan to use the contributed cash for working capital purposes and for the funding of our acquisition and renovation activity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations including required interest payments, if any, as of December 31, 2012 (in thousands):

		Amounts Due During Years Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
NewSource Subscription	$18,000	$18,000	$—	$—	$—	$—	$—

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource.

Recent Accounting Pronouncements

None.

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our Consolidated Financial Statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our Consolidated Financial Statements. We routinely evaluate these estimates utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We consider our critical accounting judgments to be those used in the determination of the reported amount and disclosure related to the following:

Income Taxes

We believe that we will comply with the provisions of the Code applicable to REITs beginning for the year ended December 31, 2013. Accordingly, we believe that we will not be subject to federal income beginning the year ended December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our taxable REIT subsidiaries, if any, will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities will be measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates will be recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance will be established if realization of deferred tax assets is not more likely than not. We will recognize tax benefits only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard will be recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement.

Non-GAAP Measures - FFO and NOI

We believe that funds from operations, which we refer to as “FFO,” and FFO per share are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation, amortization and impairment of real estate assets and gains or losses from sales of operating real estate assets which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. We believe that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a standalone basis. As a result, we believe that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share are non-GAAP financial measures and, therefore, do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining our operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation, amortization and impairment. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders' benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of our operating performance.

Our presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts, which we refer to as the “NAREIT,” which is calculated as follows:

•	net income/(loss) computed in accordance with GAAP;

•	less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	less net income attributable to noncontrolling interests in consolidated affiliates;

•	plus depreciation and amortization of depreciable operating properties;

•
less gains or plus losses from sales of depreciable operating properties, plus impairments on depreciable operating properties and excluding items that are classified as extraordinary items under GAAP;

•	plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect FFO on the same basis) and

•
plus or minus adjustments for depreciation and amortization and gains/(losses) on sales of depreciable operating properties, plus impairments on depreciable operating properties and noncontrolling interests in consolidated affiliates related to discontinued operations.

In calculating FFO, we add back net income attributable to noncontrolling interests in the operating partnership, if any which we believe is consistent with standard industry practice for REITs that operate through an UPREIT structure.

For the period from inception to December 31, 2012, there were no adjustments for FFO and FFO per share to net loss and net loss per share, respectively.

In addition, we believe that net operating income from continuing operations, which we refer to as “NOI,” and same property NOI are useful supplemental measures of our property operating performance because such metrics provide a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. We define NOI as rental revenues from continuing operations less rental property expenses from continuing operations. We define cash NOI as NOI less straight line rent and lease termination fees. We define our same property population as those properties owned for the entirety of the comparative reporting periods. Other REITs may use different methodologies to calculate NOI and same property NOI than we do.

For the period from inception to December 31, 2012, our NOI and same property NOI were not meaningful.

To the extent we provide, FFO, FFO per share and NOI in any future reports, we will provide a reconciliation of these non-GAAP financial measures to GAAP net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we will be exposed to are real estate risk and interest rate risk. A substantial portion of our investments will be comprised of nonperforming loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses.

Interest Rate Risk

We will be exposed to interest rate risk from (a) our acquisition and ownership of mortgage loans and (b) any future debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense.

We currently do not intend to hedge the risk associated with the mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our future debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

These derivative transactions will be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.

Item 8. Consolidated Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management including our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management including the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management including our chief executive officer and our chief financial officer as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

None.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which we refer to as the “2013 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2012. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits.

Consolidated Financial Statements

See Index of Consolidated Financial Statements for a list of the Consolidated Financial Statements included in this report.

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1
Articles of Amendment and Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).

3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).
10.1
Support Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.2
Tax Matters Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.3
Asset Management Agreement, dated as of December 21, 2012, between Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.4
Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.5
Servicing Agreement, dated as of December 21, 2012, between Altisource Residential, L.P. and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.6
Trademark License Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.7
Subscription Agreement, dated as of December 21, 2012, between ARNS, Inc.) and NewSource Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.7 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.8†	Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).
10.9†
Altisource Residential Corporation Special Conversion Option Plan (incorporated by reference to Exhibit 10.9 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

21*	Schedule of Subsidiaries
23*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
__________

† Denotes management contract or compensatory arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date: February 7, 2013	By:	/s/ Ashish Pandey
Ashish Pandey Chief Executive Officer
Date: February 7, 2013	By:	/s/ Rachel M. Ridley
Rachel M. Ridley Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashish Pandey and Rachel M. Ridley and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ William C. Erbey	Chairman of the Board of Directors	February 7, 2013
William C. Erbey
/s/ Michael A Eruzione	Director	February 7, 2013
Michael A Eruzione
/s/ Robert J. Fitzpatrick	Director	February 7, 2013
Robert J. Fitzpatrick
/s/ James H. Mullen, Jr.	Director	February 7, 2013
James H. Mullen, Jr.
/s/ David B. Reiner	Director	February 7, 2013
David B. Reiner
/s/ Ashish Pandey	Chief Executive Officer	February 7, 2013
Ashish Pandey
/s/ Rachel M. Ridley	Chief Financial Officer	February 7, 2013
Rachel M. Ridley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Altisource Residential Corporation

We have audited the accompanying balance sheet of Altisource Residential Corporation (a development stage company) (the "Company") as of December 31, 2012, and the related statement of operations, stockholders' equity, and cash flows from June 7, 2012 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, such financial statements present fairly, in all material respects, the financial position of Altisource Residential Corporation as of December 31, 2012, and the results of its operations and its cash flows from June 7, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the developmental stage at December 31, 2012.  As discussed in Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate capital to execute its acquisition strategy and achieving a level of revenues adequate to support the Company's cost structure.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 7, 2013

Altisource Residential Corporation
Consolidated Balance Sheet
(In Thousands, Except Share and Per Share Amounts)

December 31, 2012
Assets:
Cash and Cash Equivalents	$100,005
Prepaid and Other Assets	6
Total Assets:	100,011
Liabilities:
Accounts Payable and Accrued Expenses	46
Related Party Payables	54
Total Liabilities:	100
Commitments and Contingencies (Note 4)
Equity:
Class B Common Stock, $.01 Par Value,100,000,0000 Authorized Shares; and 7,810,708 Shares Issued and Outstanding	78
Additional Paid-in Capital	99,922
Accumulated Net Loss Attributable to Class B Common Stock	(89)
Total Equity:	99,911
Total Liabilities and Equity:	$100,011

See accompanying notes to Consolidated Financial Statements.

Altisource Residential Corporation
Consolidated Statement of Operations
(In Thousands, Except Share and Per Share Amounts)

June 7, 2012 (Inception) to December 31, 2012
Expenses:
General and Administrative	$47
Expense Reimbursement	42
Total Expenses	89
Net (Loss)	(89)
(Loss) Attributable to Common Stockholders	$(89)
(Loss) Per Share of Class B Common Stock – Basic:
(Loss) Per Basic Share	$(0.01)
Weighted Average Class B Common Stock Outstanding – Basic	7,810,708
(Loss) Per Share of Class B Common Stock – Diluted:
(Loss) Per Diluted Share	$(0.01)
Weighted Average Class B Common Stock Outstanding – Diluted	7,810,708

See accompanying notes to Consolidated Financial Statements.

Altisource Residential Corporation
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Amounts)

	Number of Class B Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Net Loss Attributable to Class B Common Stock
June 7, 2012 (Inception)	—	$—	$—	$—
Capital Contribution from Altisource	7,810,708	78	99,922	—
Net (Loss)	—	—	—	(89)
December 31, 2012	7,810,708	$78	$99,922	$(89)

See accompanying notes to Consolidated Financial Statements.

Altisource Residential Corporation
Consolidated Statement of Cash Flows
(In Thousands)

June 7, 2012 (Inception) to December 31, 2012
Operating Activities:
Net (Loss)	$(89)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Expenses	46
Related Party Payables	43
Net Cash Provided by Operating Activities	—
Financing Activities:
Contributed Capital from Altisource	100,000
Related Party Payables	5
Net Cash Provided by Financing Activities	100,005
Net Increase in Cash and Cash Equivalents	100,005
Cash and Cash Equivalents as of Beginning of the Period	—
Cash and Cash Equivalents as of End of the Period	$100,005

See accompanying notes to Consolidated Financial Statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
June 7, 2012 (Inception) to December 31, 2012

1. Organization and Basis of Presentation

Altisource Residential Corporation was incorporated in Maryland on July 19, 2012, as a wholly owned subsidiary of Altisource. Our primary business is to acquire, own and manage single-family rental properties throughout the United States that meet our investment criteria. We currently intend to acquire single-family properties primarily through the acquisition of sub-performing and non-performing loan portfolios.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100 million and the distribution of our shares of Class B common stock to the shareholders of Altisource. Our shares of Class B common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012. The separation from Altisource is described in more detail in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Completion of Spin-Off.”

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term primarily through dividends and secondarily through capital appreciation. We believe that the events affecting the housing and mortgage market in recent years create an opportunity to acquire single-family properties for rental purposes at valuations that meet our investment objectives. We believe that our ability to effectively acquire properties through the non-performing loan channel and to efficiently manage a widely dispersed portfolio of single-family properties will provide us with a competitive advantage in pursuing our strategy.

We conduct substantially all of our activities through our wholly-owned subsidiary Altisource Residential L.P., a Delaware limited partnership which we refer to as our “operating partnership.” The operating partnership was organized on June 7, 2012 which we refer to as “inception.” We own 100% of the operating partnership's general partner, and as of December 31, 2012, we owned 100% of the outstanding partnership interest in our operating partnership.

We are managed by Altisource Asset Management Corporation which we refer to as “AAMC.” We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of non-performing loans, single-family properties and other assets. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun-off from Altisource concurrently with our separation from Altisource.

On the separation date, we entered into long-term service agreements with Ocwen, a leading mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that these service agreements will provide us with a competitive advantage in acquiring portfolios of non-performing loans and in managing single family real-estate portfolios.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. One of the requirements of electing and maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our shareholders.

Subsequent to the separation, we immediately commenced operations and began to incur costs as a result of becoming an independent publicly traded company. As we have only commenced operations since the separation, these Consolidated Financial Statements are not indicative of our future performance and do not reflect what our results of operations, financial position and cash flows would have been had we commenced our business and operated as an independent, publicly traded company since inception.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP." All intercompany accounts and transactions have been eliminated. The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership, in our capacity as general partner or managing member or by contract. All intercompany transactions and accounts are eliminated.

2. Summary of Significant Accounting Policies

Income Taxes

We believe that we will comply with the provisions of the Code applicable to REITs beginning for the year ended December 31, 2013. Accordingly, we believe that we will not be subject to federal income beginning the year ended December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our taxable REIT subsidiaries, if any, will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the Consolidated Financial Statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities will be measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates will be recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance will be established if realization of deferred tax assets is not more likely than not. We will recognize tax benefits only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard will be recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

We maintain our cash and cash equivalents at banking institutions. The account balances at the institutions may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Earnings Per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to common stockholders by the weighted average common stock outstanding - basic. Diluted earnings per share is computed by dividing net income/(Loss) attributable to common stockholders by the weighted average common stock outstanding - basic plus the dilutive effect of stock options outstanding using the treasury stock method.

Comprehensive Income

For the period from inception to December 31, 2012, comprehensive income/(loss) equaled net income/(loss); therefore, a separate statement of comprehensive income is not included in our Consolidated Financial Statements.

Expense Reimbursement and Incentive Management Fees

Our asset manager's primary business is asset management. In its role as our asset manager, AAMC incurs direct and indirect costs related to managing our business which are contractually reimbursable by us. We allocate indirect costs (e.g. payroll and overhead) by estimating the time incurred for the benefit of each asset under management. We do not reimburse AAMC for any compensation to Mr. Erbey in connection with his role of Chairman of AAMC.

The incentive management fee we pay to AAMC is based on our contractually defined cash available for distribution.

Recent Accounting Pronouncements

None.

3. Related-Party Transactions

Our Manager

We are party to an asset management agreement with AAMC, which we refer to as the “asset management agreement,” to administer our business activities and day-to-day operations. Among other services, AAMC will provide us with a management team and appropriate support personnel. The asset management agreement has an initial term of 15 years, and will be automatically renewed for a one-year term on each anniversary date thereafter unless terminated in accordance with its terms. During the term of the asset management agreement, we may not employ or contract with any third party to provide the same or substantially similar services without AAMC's prior written consent. So long as we have an average of $50 million of capital available for investment over the previous two fiscal quarters, AAMC may not contract or engage with any other party investing in single-family rental assets or non-performing loans to provide the same or substantially similar services without our prior written consent.

Expense Reimbursement

The following table sets forth the major components of the expense reimbursement which is a component of related party payables on the Consolidated Balance Sheet (in thousands):

June 7, 2012 (Inception) to December 31, 2012
Compensation Costs	$34
Other	8
$42

Incentive Management Fee

Additionally, we will pay AAMC an incentive management fee, which we refer to as our “incentive management fee,” as follows: (i) 2% of all cash available for distribution by us to our shareholders until the aggregate amount of such cash dividends paid during the quarter divided by the average number of shares of our common stock outstanding during the quarter, which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then (ii) 15% of all additional cash available for distribution by us to our shareholders until the quarterly per share distribution amount exceeds $0.193, then (iii) 25% of all additional cash available for distribution by us to our shareholders until the quarterly per share distribution amount exceeds $0.257, and thereafter (iv) 50% of all additional cash available for distribution by us to our shareholders (in each case as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend). We will distribute the quarterly per share amount after the application of the incentive management fee payable to AAMC.

The incentive management fee thresholds described above will be reduced to the extent that we pay or are deemed to pay dividends of cash from capital transactions. In the event that we pay or are deemed to pay dividends of cash from capital transactions so that a hypothetical holder of one share of our Class B common stock acquired on the separation date has received with respect to such share of Class B common stock, since the separation date, distributions of cash that are deemed to be cash from capital transactions in an aggregate amount equal to $12.74 (the approximate book value of single share of our Class B common stock as of the separation date), then all of the foregoing thresholds will be reduced to zero, and we will pay a quarterly incentive management fee equal to 50% of all additional cash available for distribution by us to our shareholders. We may from time to time raise capital by issuing shares of Class A common stock with a distribution preference to the Class B common stock. For the purpose of this calculation, any Class A common stock dividend priority will be disregarded. As of December 31, 2012 and January 30, 2013, no Class A common stock has been issued.

We have paid no incentive management fee from inception to December 31, 2012.

Termination

We may not terminate the asset management agreement which was entered into concurrently with the separation, without cause during the first 24 months of its term. Following such 24-month period, we may terminate the asset management agreement without cause upon the determination of at least two-thirds of our independent Directors that (i) there has been unsatisfactory performance by AAMC that is materially detrimental to us or (ii) the compensation payable to AAMC under the asset management agreement is unreasonable unless AAMC agrees to compensation that at least two-thirds of our independent Directors determine is reasonable.

AAMC may terminate the asset management agreement without cause by providing written notice to us no later than 180 days prior to the anniversary date of the asset management agreement of any year during the initial term or a renewal term, and the asset management agreement will terminate effective as of the anniversary date of the asset management agreement next following the delivery of such notice.

We will be required to pay AAMC a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by us without cause, (ii) a termination by AAMC as a result of our becoming regulated as an “investment company” under the Investment Company Act or (iii) a termination by AAMC if we default in the performance of any material term of the asset management agreement (subject to a notice and cure period). The termination fee will be equal to three times the average annual incentive fee earned by AAMC during the prior 24-month period immediately preceding the date of termination calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, all of the related party loan servicing, construction and support services agreements may also be terminated.

Agreements with Service Providers

Ocwen Servicing Agreement

We have a 15-year servicing agreement which was entered into concurrently with the separation with Ocwen, which we refer to as the “Ocwen servicing agreement,” to provide servicing of the mortgage loans we acquire and seek to maximize the value of those mortgage loans through Ocwen's loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, the Ocwen servicing agreement may be terminated. The total fees incurred by us under this agreement will be dependent upon the number and type of acquired mortgage loans that Ocwen services pursuant to the terms of the agreement. No costs were incurred from inception to December 31, 2012 related to this agreement.

Altisource Master Services Agreement

We have a 15-year servicing agreement which was entered into concurrently with the separation with Altisource, which we refer to as the “Altisource master servicing agreement,” to provide construction management, leasing and property management services associated with the acquired single-family rental assets. The total fees incurred by us under this agreement will be dependent upon the property management, leasing and construction management services required on an asset-specific basis and will vary significantly based upon the location and condition of the asset as well as current market conditions and customer turnover. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, the Altisource master services agreement may be terminated. No costs were incurred from inception to December 31, 2012 related to this agreement.

Support Services Agreement

We and AAMC both have a 2-year support services agreement which was entered into concurrently with the separation with Altisource, which we refer to as the “Altisource support services agreement,” to provide, as necessary, services to us in such areas as human resources, vendor management operations, corporate services, risk management and six sigma, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services. The total fees incurred by us under this agreement will be dependent upon our business activity and the level of services required in connection therewith. We believe that the terms and conditions of the Altisource support services agreement are no less favorable to us than those available from unrelated parties for a comparable arrangement. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, the support services agreement will simultaneously terminate. No costs were incurred from inception to December 31, 2012 related to this agreement.

Trademark License Agreement

We have a trademark license agreement with Altisource to grant us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement may be terminated by either party upon 30 days written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Altisource” in our name will terminate. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, the trademark license agreement will simultaneously terminate.

Contributed Capital

On December 21, 2012 we issued 7.8 million shares of Class B common stock in connection with our separation from Altisource. Altisource contributed total cash of $100 million to us. The the proceeds from the capital contribution were contributed by us to the operating partnership for 100% of the then outstanding common interest in the operating partnership. We plan to use the contributed cash for working capital purposes, for the funding of our acquisition and renovation activity and for making an investment in NewSource.

4. Commitments and Contingencies

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource.

Litigation, Claims and Assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.
5. Disclosure About Fair Value of Financial Instruments

The carrying value of our cash and cash equivalents equals fair value.

6. Equity

Altisource Capital Contribution

On December 21, 2012 we issued 7.8 million shares of Class B common stock in connection with our separation from Altisource, and Altisource contributed total cash of $100 million to us. As required by the terms of the partnership agreement of the operating partnership, the proceeds from the capital contribution were contributed by us to the operating partnership for 100% of the outstanding preferred interest in the operating partnership. We plan to use the contributed cash for working capital purposes, for the funding of our acquisition and renovation activity and for making an investment in NewSource.

Authorized Capital Stock

Under our Charter, we are authorized to issue 300,000,000 shares of common stock, consisting of 200,000,000 shares of common stock, par value $0.01 per share, of which 100,000,000 shares are classified as Class A common stock and 100,000,000 shares are classified as Class B common stock and 100,000,000 shares of preferred stock, par value $0.01 per share.

Dividends

The holders of Class A common stock will be entitled to receive, prior to any distribution to holders of Class B common stock, cumulative dividends of $0.644 per share during the three years beginning from the initial public offering of Class A shares which we refer to as the “priority period.” At the conclusion of the priority period, all Class B common stock will be converted to Class A common stock. There are no Class A shares outstanding as of December 31, 2012. We paid no dividends from inception to December 31, 2012.

Stock Options

We issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan as part of the separation to holders of Altisource stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of Altisource common stock. Because the options were granted as part of the separation to employees of Altisource, we include no share-based compensation related to these options in our Consolidated Financial Statements.

The following table sets forth the number of options issuable under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan:

December 31, 2012
Stock Options Granted (2012 Conversion Option Plan)	809,240
Stock Options Granted (2012 Special Conversion Option Plan)	210,184
Remaining Options Issuable	—
Total Issuable	1,019,424

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price Per Share
June 7, 2012 (Inception)	—	$—
Stock Options Granted (2012 Conversion Option Plan)	809,240	2.33
Stock Options Granted (2012 Special Conversion Option Plan)	210,184	1.15
December 31, 2012 (a)	1,019,424	$2.09
__________

(a) The outstanding options as of December 31, 2012 had a weighted average remaining life of 6.1 years with total intrinsic value of $14.0 million.

There were no options exercised for the period from inception to December 31, 2012. We have 658,915 options exercisable as of December 31, 2012 with weighted average exercise price of $1.47, weighted average remaining life of 5.5 years and intrinsic value of $9.5 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2012.

7. Earnings Per Share

Because we incurred a net loss attributable to Class B Stockholders from inception to December 31, 2012, basic and diluted earnings per share are equivalent for the period.

8. Income Taxes

We are domiciled in the United States under Maryland law; therefore, the corporate entity is obligated to pay taxes in the United States on either income or capital gains. We are currently subject to corporate federal and state income taxes. From inception to December 31, 2012, we had future taxable income deductions (deferred tax assets) related initial year expenditures resulting from a net operating loss. We have recorded a valuation allowance equal to 100% of the resulting gross deferred tax asset due to the uncertainty of realizing the benefit and the intention to elect to be taxed as a REIT beginning the year ended December 31, 2013.

To qualify as a REIT, we must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income to our shareholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our shareholders and provided we satisfy the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

A REIT's dividend paid deduction for qualifying dividends to its shareholders is computed using its taxable income as opposed to net income reported on the consolidated financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax regulations and not financial accounting principles.

The Company may elect to treat certain of its future subsidiaries as taxable REIT subsidiaries which we refer to as “TRS”. In general, a TRS may hold assets and engage in activities that the REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

The following table sets forth the components of our deferred tax assets (in thousands):

December 31, 2012
Net Operating Loss Carry-Forwards	$19
Accrued Expenses	16
Gross Deferred Tax Asset	35
Valuation Allowance	(35)
Net Deferred Tax Asset	$—

The following table sets for the reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate:

June 7, 2012 (Inception) to December 31, 2012
U.S. Federal Income Tax Rate	(35.0)%
State and Local Income Tax Rates	(3.9)%
Valuation Allowance	38.9%
Effective Income Tax Rate	—%

As of December 31, 2012, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. We and our subsidiaries remain subject to tax examination for the period from inception to December 31, 2012.

9. Segment Information

We currently operate under one reportable segment.

10. Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information (in thousands):

	2012
	June 7 (Inception) to September 30	Fourth Quarter	Total
Net (Loss) Attributable to Common Stockholders	$—	$(89)	$(89)
(Loss) Per Share of Class B Common Stock – Basic:
(Loss) Per Basic Share	$—	$(0.01)	$(0.01)
(Loss) Per Share of Class B Common Stock – Diluted:
(Loss) Per Diluted Share	$—	$(0.01)	$(0.01)