Form 10-Q
period 2013-03-31
Altisource Residential Corp
filed 2013-05-09
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-35657

Altisource Residential Corporation
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 7, 2013, 25,060,708 shares of our common stock were outstanding.

Altisource Residential Corporation
Three months ended March 31, 2013

i

References in this report to "we," "our," "us," or the "Company" refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Ocwen” refer to Ocwen Financial Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this quarterly report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans;

•	our ability to convert loans to single-family rental properties generating attractive returns;

•	our ability to predict our costs;

•	difficulties in identifying sub-performing and non-performing loans and single-family properties to acquire;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired single-family properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to retain our exclusive engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement;

•	our failure to qualify or maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets; and

•	the impact of adverse legislative or regulatory tax changes.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Furthermore, we assume no obligation to update forward-looking statements to reflect changes in underlying assumptions or factors, or new information, except to the extent required by applicable laws. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk Factors.”

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of May 7, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Reclassification and renaming of our common stock

On April 4, 2013, we reclassified our previously authorized Class A common stock into Class B common stock and renamed our Class B common stock the “common stock.” Prior to the reclassification, no Class A common stock was outstanding. Unless otherwise indicated, prior to the reclassification, all references herein to common stock refer to the Class B common stock.

Altisource Residential Corporation
(A development stage company)
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets:
Real estate owned	$434	$—
Mortgage loans at fair value	87,670	—
Cash and cash equivalents	21,947	100,005
Related party receivables	1,627	—
Deferred financing costs, net	1,133	—
Prepaid expenses and other assets	635	6
Total assets	113,446	100,011
Liabilities:
Repurchase agreement	12,926	—
Accounts payable and accrued liabilities	954	46
Related party payables	639	54
Total liabilities	14,519	100
Commitments and contingencies (Note 7)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; and 7,810,708 shares issued and outstanding	78	78
Additional paid-in capital	99,922	99,922
Deficit accumulated during the development stage	(1,073)	(89)
Total equity	98,927	99,911
Total liabilities and equity	$113,446	$100,011

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
(A development stage company)
Consolidated Statement of Operations
(In thousands, except share and per share amounts)

	Three months ended March 31, 2013	June 7, 2012 (Inception) to March 31, 2013

Net investment gains:
Net unrealized gains on mortgage loans at fair value	$1,128	$1,128
Net realized gains on mortgage loans at fair value	387	387
Total net investment gains	1,515	1,515
Expenses:
Related party mortgage loan servicing costs	392	392
Interest expense	42	42
Related party general and administrative	1,078	1,120
General and administrative	987	1,034
Total expenses	2,499	2,588
Net loss	(984)	(1,073)

Loss per share of common stock – basic:
Loss per basic share	$(0.13)
Weighted average common stock outstanding – basic	7,810,708
Loss per share of common stock – diluted:
Loss per diluted share	$(0.13)
Weighted average common stock outstanding – diluted	7,810,708

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
(A development stage company)
Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)

	Common stock
	Number of Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total Equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Net loss	—	—	—	(984)	(984)
March 31, 2013	7,810,708	$78	$99,922	$(1,073)	$98,927

	Common stock
	Number of Shares	Amount	Additional paid-in capital	Deficit accumulated during the development stage	Total Equity
June 7, 2012 (Inception) to March 31, 2013	—	$—	$—	$—	$—
Capital contribution from Altisource	7,810,708	78	99,922	—	100,000
Net loss	—	—	—	(1,073)	(1,073)
March 31, 2013	7,810,708	$78	$99,922	$(1,073)	$98,927

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
(A development stage company)
Consolidated Statement of Cash Flows
(In thousands)

	Three months ended March 31, 2013	June 7, 2012 (Inception) to March 31, 2013
Operating activities:
Net loss	$(984)	$(1,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized gains on mortgage loans at fair value	(1,128)	(1,128)
Net realized gains on mortgage loans at fair value	(387)	(387)
Amortization of deferred financing costs	30	30
Changes in operating assets and liabilities:
Related party receivables	231	231
Prepaid expenses and other assets	(186)	(186)
Accounts payable and accrued liabilities	475	521
Related party payables	585	628
Net cash used in operating activities	(1,364)	(1,364)
Investment activities:
Investment in mortgage loans	(88,257)	(88,257)
Investment in real estate	(278)	(278)
Mortgage loan repayments	88	88
Net cash used in investing activities	(88,447)	(88,447)
Financing activities:
Capital contribution from Altisource	—	100,000
Proceeds from repurchase agreement	12,926	12,926
Payment of deferred financing costs	(1,100)	(1,100)
Prepayment of equity issuance costs	(73)	(73)
Related party payables	—	5
Net cash provided by financing activities	11,753	111,758
Net decrease in cash and cash equivalents	(78,058)	21,947
Cash and cash equivalents as of beginning of the period	100,005	—
Cash and cash equivalents as of end of the period	$21,947	$21,947

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$156	$156
Changes in accrued liabilities from equity issuance costs	$370	$370
Changes in related party receivables from mortgage loan dispositions and repayments	$1,858	$1,858

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
(A development stage company)
Notes to Consolidated Financial Statements
Three months ended March 31, 2013

1. Organization and basis of presentation

Altisource Residential Corporation was incorporated in Maryland on July 19, 2012, as a wholly owned subsidiary of Altisource. Our business is to acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. Of the remaining sub-performing and non-performing loans that are not modified, we expect a majority of them to be converted to single-family rental properties that we believe will generate long-term returns for our stockholders.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012.

We believe our acquisition strategy, multifaceted loan resolution methodologies and access to an established, nationwide renovation, leasing and property management infrastructure will provide us with multiple avenues of value creation and will help us to achieve our business objective of generating attractive risk-adjusted returns for our stockholders through dividends and capital appreciation.

We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential L.P., a Delaware limited partnership which we refer to as our “operating partnership.” The operating partnership was organized on June 7, 2012 which we refer to as “inception.” We own 100% of the operating partnership’s general partner, and as of March 31, 2013, we owned 100% of the outstanding partnership interest in our operating partnership.

We are managed by Altisource Asset Management Corporation which we refer to as “AAMC.” We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of sub-performing and non-performing loans, single-family properties and other assets.

On the separation date, we entered into long-term service agreements with Ocwen, a leading mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services.

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning the year ending December 31, 2013. One of the requirements of electing and maintaining our qualification as a REIT is that we must distribute at least 90% of our annual REIT taxable income to our shareholders.

Subsequent to out separation from Altisource on December 21, 2012, we immediately commenced operations and began to incur costs as a result of becoming an independent publicly traded company. As we have only commenced operations since the separation and remain a development stage company, these Consolidated Financial Statements are not indicative of our future performance and do not reflect what our results of operations, financial position and cash flows would have been had we commenced our business and operated as an independent, publicly traded company since inception.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP." All intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with our 2012 annual report on Form 10-K.

The unaudited consolidated financial statements include wholly owned subsidiaries and would include those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. Additionally, we would consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership, in our capacity as general partner or managing member or by contract. All intercompany transactions and accounts are eliminated.

2. Summary of significant accounting policies

Cash and cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Comprehensive income

For the three months ended March 31, 2013, comprehensive loss equaled net loss; therefore, a separate statement of comprehensive loss is not included in our consolidated financial statements.

Concentration of credit risk

We maintain our cash and cash equivalents at banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Earnings per share

Basic earnings per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average common stock outstanding - basic. Diluted earnings per share is computed by dividing net income/(loss) attributable to common shareholders by the weighted average common stock outstanding - basic plus the dilutive effect of stock options outstanding using the treasury stock method.

Expense reimbursement and incentive management fee

Our asset manager's primary business is asset management. In its role as our asset manager, AAMC incurs indirect costs (e.g. payroll and overhead) related to managing our business which are contractually reimbursable by us. AAMC allocates indirect costs to us as incurred by estimating the percentage of time spent for the benefit of us.

The incentive management fee we pay to AAMC is based on our contractually defined cash available for distribution to our stockholders.

Fair value of financial instruments

We designate fair value measurements into three levels based on the lowest level of substantive input used to make the fair value measurement. Those levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Income taxes

We believe that we will comply with the provisions of the federal income tax code applicable to real estate investment trusts ("REITs") beginning for the year ending December 31, 2013 and intend to elect REIT status in 2014 upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our taxable REIT subsidiaries will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates will be recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance will be established if realization of deferred tax assets is not more likely than not. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, we record the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We do not separately accrue interest income. Carrying costs such as advances of taxes and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, we consider the risk of nonperformance when determining fair value.
Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.
Real estate impairment

With respect to residential rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using broker price opinions. In some instances, appraisal information may be available and is used in addition to broker price opinions. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those estimated by appraisal may not be achieved, and we may be required to recognize future impairment losses on our properties held for use.

Rental residential properties, net

Upon the acquisition of real estate, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions will be included in deferred leasing and financing costs, net and will be stated at amortized cost. Such expenditures are part of our operations and, therefore, will be classified as operating activities in our Consolidated Statement of Cash Flows. Capitalized leasing costs will be amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential rental properties are classified either as held for use or held for sale. Residential rental properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We will record residential rental properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that may become uncollectible in the future. We will regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily will consist of reviewing past due account balances and considering such factors as the credit quality of our customer and historical trends of the customer payment. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. Rents receivable, net and deferred rents receivable, net will be written-off when we have concluded there is a low probability of collection.

Recently Issued Accounting Standards

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we are required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to our repurchase agreement in this quarterly report.

3. Mortgage loans at fair value

Acquisitions

During the three months ended March 31, 2013, we acquired the following pools of non-performing residential mortgage loans:

•
A portfolio of substantially all non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

•
A portfolio of substantially all non-performing first lien residential mortgage loans having aggregate collateral market value of $38.7 million as of the March 18, 2013 cut-off date for the transaction.

The acquisition of these portfolios was funded with available cash contributed to us by Altisource in connection with our separation from Altisource and the repurchase agreement. During the three months ended March 31, 2013, we expensed $0.4 million of due diligence costs related to these and other transactions as a component of general and administrative expense.

Transfer of mortgage loans to real estate owned

During the three months ended March 31, 2013, we transferred a mortgage loan at fair value of $156,000 to real estate owned.

Dispositions

During the three months ended March 31, 2013, we were owed $1.6 million of net proceeds from the disposition of mortgage loans primarily from short sales and foreclosure sales. As a result, we recorded $0.4 million of net realized gains on mortgage loans at fair value.

4. Real estate assets, net

Acquisitions

During the three months ended March 31, 2013, we directly acquired $278,000 of real estate in connection with the loan portfolio acquisitions discussed above.

5. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of March 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$87,670
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$156
Not recognized on consolidated balance sheets (liabilities)
Repurchase agreement at fair value	$—	$12,926	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012.

The carrying values of our cash and cash equivalents, related party receivables, accounts payable and accrued liabilities, and related party payables are equal to or approximate fair value The fair value of repurchase agreement was estimated using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

Three months ended March 31, 2013
Mortgage loans at fair value
Beginning balance	$—
Investment in mortgage loans	88,257
Net unrealized gains on mortgage loans at fair value	1,128
Net realized gains on mortgage loans at fair value	387
Mortgage loan dispositions and repayments	(1,946)
Transfer of mortgage loans to real estate owned	(156)
Ending balance	$87,670

Net unrealized gains on mortgage loans at fair value still held	$1,128
Accumulated net unrealized gains on mortgage loans at fair value still held	$1,128

There was no corresponding activity for level 3 assets for the three months ended March 31, 2012.

The following table sets forth the fair value of our mortgage loans and the related unpaid principal balance and collateral market value by delinquency as of March 31, 2013 ($ in thousands):

	Fair value	Unpaid principal balance	Collateral market value
Current	$3,662	$7,851	$6,718
30	1,613	3,871	2,827
60	4,377	6,586	6,304
90	41,988	81,713	64,713
Foreclosure	36,030	73,147	54,574
Mortgage loans at fair value	$87,670	$173,168	$135,136

There were no corresponding assets as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value are discount rates, forecasts of future home prices, gross rental rates, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decrease in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index or gross rental rates in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affects the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of March 31, 2013:

Range
Discount rate	15.0%
Gross monthly rental rates	$690 to $2,800
Home pricing index	-1.4% to 1.8%
Loan resolution probabilities - modification	0% to 22.3%
Loan resolution probabilities - rental	0% to 100.0%
Loan resolution probabilities - short sale	0% to 60.0%
Loan resolution probabilities - liquidation	0% to 98.8%
Loan resolution timelines	1 to 60 months

There were no corresponding fair value measurements as of December 31, 2012.

6. Repurchase agreement

On March 22, 2013, our operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of non-performing, re-performing and performing mortgage loans and REO properties. We have effective control of the assets associated with this agreement and therefore have concluded this is a financing arrangement. The maximum funding available to us under the repurchase agreement is $100.0 million, subject to certain sublimits. As of March 31, 2013, an aggregate of $12.9 million was outstanding under the repurchase agreement which was collateralized by mortgage loans and real estate owned with a carrying value of $25.4 million. As of May 7, 2013, an aggregate of $79.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by the Company. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender equity interests in our Delaware statutory trust subsidiary that owns the underlying mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset depending on its status. With respect to funds drawn under the repurchase agreement, the operating partnership is required to pay to the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

The repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor our banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

7. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

8. Related party transactions

During the three months ended March 31, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

Our Consolidated Statement of Operations included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2013	Counterparty	Consolidated Statements of Operations location
Related party mortgage loan servicing costs	$392	Ocwen	Related party mortgage loan servicing costs
Due diligence costs	$183	Altisource	Related party general and administrative expenses
Expense reimbursements	$895	AAMC	Related party general and administrative expenses

9. Income taxes

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

As of March 31, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. We and our subsidiaries remain subject to tax examination for the period from inception to December 31, 2012.

10. Earnings per share

Because we incurred a net loss for the three months ended March 31, 2013, basic and diluted earnings per share are equivalent for the period. For the three months ended March 31, 2013, there were 1,019,424 stock options excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive.

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgages. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages with the intent to modify as many loans as possible to keep borrowers in their homes or own the collateral which is suitable as long-term rental properties.

12. Subsequent events

On April 4, 2013, we reclassified our previously authorized Class A common stock into Class B common stock and renamed our Class B common stock the “common stock.” Prior to the reclassification, no Class A common stock was outstanding. Unless otherwise indicated, prior to the reclassification, all references herein to common stock refer to the Class B common stock.

On April 5, 2013, we acquired a portfolio of primarily non-performing first lien residential mortgage loans having aggregate collateral market value of $122.1 million as of the March 28, 2013 cut-off date for the transaction. The acquisition of this pool was funded with available cash contributed to us by Altisource in connection with our separation from Altisource and cash provided to us under our repurchase agreement.

On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.6 million. We intend to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement, fund our subscription agreement in NewSource and for working capital.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

Altisource Residential Corporation was incorporated in Maryland on July 19, 2012, as a wholly owned subsidiary of Altisource. Our business is to acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. Of the remaining sub-performing and non-performing loans that are not modified, we expect a majority of them to be converted to single-family rental properties that we believe will generate long-term returns for our stockholders.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012.

We believe our acquisition strategy, multifaceted loan resolution methodologies and access to an established, nationwide renovation, leasing and property management infrastructure will provide us with multiple avenues of value creation and will help us to achieve our business objective of generating attractive risk-adjusted returns for our stockholders through dividends and capital appreciation.

On March 22, 2013, our operating partnership entered into a master repurchase agreement to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to us under the repurchase agreement is $100.0 million, subject to certain sublimits. All obligations under the repurchase agreement are guaranteed by us. The repurchase agreement matures on March 21, 2014. See “Liquidity and Capital Resources” for additional information.

As of May 7, 2013, we have completed the acquisition of three portfolios of residential mortgage loans. The portfolios consisted of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate collateral market value of $255.0 million based on the respective cut-off dates. See “Business and Properties-Current Portfolio.” We used funding under the repurchase agreement to leverage and/or partially fund these acquisitions.

Our manager and our service providers

We are managed by AAMC. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun-off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource. We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of sub-performing and non-performing loans and single-family rental properties. Pursuant to the asset management agreement, we will pay AAMC an incentive management fee based on the amount of cash available for distribution to our stockholders. In addition, we reimburse AAMC for certain expenses.

On the separation date, we entered into long-term service agreements with Ocwen, a leading residential mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We are obligated to pay fees to Ocwen and Altisource under these agreements and to reimburse them for certain expenses. For additional information, see “Certain Relationships and Related Party Transactions.”

Factors affecting our results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend heavily on sourcing sub-performing and non-performing loans. As a result of the economic crisis in 2008 that continues through today, we believe that there is currently a large supply of sub-performing and non-performing loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale.

Similar to our first three acquisitions, we expect to acquire single-family rental properties primarily through our acquisition of sub-performing and non-performing loan portfolios. We believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow our business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet our objectives. We intend to finance our investments with leverage, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the federal income tax code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Conversions

We currently expect that a majority of acquired loans will be converted into rental property. As a result, we believe the key components that will affect our residential rental revenues over the long-term will be average occupancy and rental rates. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan, which could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Expenses

Our expenses primarily will consist of loan servicing fees, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement and incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees are expenses paid to Ocwen to service our acquired loans. Rental property operating expenses are expenses associated with our ownership and operation of rental properties and include expenses that are either impacted by occupancy levels or renovation expenses, such as Altisource's inspection, property preservation and renovation fees, property management fees and turnover costs, and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. The interest expense consists of the costs to borrow money. The general and administrative expenses consist of those costs related to the general operation and overall administration of the business. The expense reimbursement consists primarily of management and employee salaries and other personnel costs and corporate overhead. The incentive management fee consists of additional compensation due to AAMC based on the amount of cash available for distribution to our stockholders.

Resolution methodologies

We will employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue we will receive. We expect that a portion of our sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property or we may also consider selling these modified loans. However, we believe that a majority of these mortgage loans have entered or may enter into foreclosure or similar proceedings, ultimately becoming REO that can be converted into single-family rental properties and added to our portfolio if they meet our investment criteria or sold through REO liquidation and short sale processes. We expect the timeline for these processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date.

The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that our real estate assets would decline in value in a rising interest rate environment and that our net income could decline in a rising interest rate environment to the extent such real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although we generally intend to own as rental properties the assets we acquire upon foreclosure, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of real estate. Conversely, declining real estate prices are expected to negatively affect our results of real estate.

Portfolio size

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

Portfolio Size as of March 31, 2013

In the first quarter of 2013, we completed two acquisitions of portfolios of mortgage loans, one on February 14, 2013 from Ocwen and one on March 21, 2013. Therefore, our aggregate portfolio as of March 31, 2013 consisted of first lien residential mortgage loans, substantially all of which were nonperforming, having collateral market value of $132.9 million, with 690 underlying properties as of the respective cut-off dates for the transactions. Seven of these mortgage loans converted to REO through foreclosure proceedings that were commenced by the seller prior to the respective cut-off dates.

Portfolio Size as of April 25, 2013

On April 5, 2013, we completed the acquisition of our third portfolio of residential mortgage loans. This portfolio consists of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate collateral market value of $122.1 million, with 720 underlying properties as of March 28, 2013, the cut-off date for the transaction. None of these mortgage loans have converted to REO to date.

Following the most recent acquisition, our total portfolio as of April 25, 2013 consisted of the seven REO properties and a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price for our total portfolio was 66.1% of the aggregate collateral market value, as determined by the most recent broker price opinion ("BPO") provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today. The table and chart below provide a summary of our total portfolio as of the applicable cut-off dates. The aggregate market value of the seven REO properties, which is included in the table below, was approximately $580,000, or less than 0.3% of the total collateral market value of the portfolio as of April 25,

2013. One of these seven REO properties has recently become available for lease, and the remaining six REO properties are currently in varying stages of lease preparation ($ in thousands).

Location	Loan count (1)	Original balance (1)	Collateral market value (2)	Weighted average property age (3)
Alabama	4	$0.7	$0.5	$21.8
Arkansas	5	1.1	1	27.4
Arizona	39	10.2	6.6	30.3
California	219	86.4	66.3	37.8
Colorado	12	2.8	2.8	24.6
Connecticut	18	4.3	3.4	73.7
Delaware	7	1.9	1.6	21.8
Florida	375	81.3	50.4	30
Georgia	55	9.5	5.6	21.7
Hawaii	2	1	1	35.7
Iowa	2	0.2	0.2	48.9
Idaho	2	0.5	0.4	26.3
Illinois	91	22.9	14.5	49.6
Indiana	15	2.4	1.8	35.8
Kansas	2	0.2	0.2	43.7
Kentucky	4	0.4	0.3	41.7
Louisiana	11	2	1.9	58.3
Massachusetts	25	8.4	7.1	65.6
Maryland	69	19	12.9	38.6
Maine	6	1.1	1.1	43.7
Michigan	8	1	0.5	75.4
Minnesota	2	0.7	0.4	40.1
Missouri	6	0.8	0.7	62.2
Mississippi	5	0.5	0.4	30.6
North Carolina	19	4.1	3.6	27.6
Nebraska	3	0.3	0.3	96.5
New Jersey	79	21.8	14.3	63.7
New Mexico	3	0.4	0.4	27.1
Nevada	36	9.5	4.8	23.5
New York	23	6.1	5.5	61.8
Ohio	22	3.7	3.2	39.8
Oklahoma	5	0.6	0.6	24.2
Oregon	15	4.2	3.7	38.9
Pennsylvania	45	8.5	7.9	49.5
Puerto Rico	3	0.3	0.3	11.8
Rhode Island	1	0.3	0.2	48
South Carolina	16	3.1	2.6	17.2
South Dakota	1	0.1	0.1	53
Tennessee	11	1.5	1.1	48.4
Texas	77	11.4	11.3	26.6
Utah	5	1	0.8	30.8
Virginia	29	8.5	7.5	26.8
Vermont	2	0.3	0.3	90.5
Washington	25	6.1	4.4	50.5
Wisconsin	6	0.7	0.5	62.8
Total	1,410	$351.8	$255.0	$38.7

_________

(1)	The seven REO properties are located in the following states: two are in Florida, two are in Texas and one is in each of Arizona, Illinois and Louisiana.
(2)
Collateral market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. Although we performed diligence on a representative sample of the properties in each portfolio to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(3)	Weighted average property age is based on the average age of properties weighted by unpaid principal balance for each state as of the respective cut-off dates.

Results of operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2013.

Residential rental revenues

We have generated no residential rental or other revenues for the three months ended March 31, 2013. We expect to generate residential rental revenues for the remainder of 2013 upon listing and renting our residential rental properties. Our residential rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gains on mortgage loans at fair value

We generated $1.1 million of net unrealized gains on mortgage loans at fair value for the three months ended March 31, 2013 as a result of progress toward various resolution strategies and improvements in the residential housing market. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers and renters, as well as geographic, economic, market and other conditions. Therefore we may experience unrealized losses in the future.

Net realized gains on mortgage loans at fair value

We generated $0.4 million of net realized gains on mortgage loans at fair value for the three months ended March 31, 2013 from short sales and foreclosure sales.

Residential rental property operating expenses

We incurred no residential rental property operating expenses for the three months ended March 31, 2013. We expect to incur residential rental property operating expenses in the remainder of 2013 upon owning residential rental properties. Our residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred no real estate depreciation and amortization for the three months ended March 31, 2013. We expect to incur real estate depreciation and amortization in 2013 upon owning residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Related party mortgage loan servicing costs

We incurred $0.4 million of mortgage loan servicing costs primarily from advances of residential property taxes and insurance and servicer fees for the three months ended March 31, 2013. We expect to incur additional mortgage loan servicing costs in the remainder of 2013 to protect our investment in mortgage loans and to continue to service the loans we acquire. Generally the ownership of non-performing and sub-performing mortgage loans will require us to fund the related property taxes and insurance on the properties underlying our acquired mortgage loans to avoid tax liens and protect the underlying collateral. Therefore, our loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred an immaterial contractual interest expense due to the initial funding in the latter half of March 2013 under our repurchase agreement for the three months ended March 31, 2013. We expect to incur additional contractual interest expense in the remainder of 2013 as our average financing and/or securitization levels increase to fund and leverage additional purchases of non-performing and sub-performing loan portfolios. The interest rate on our initial funding under the repurchase agreement is subject to changes in cost of funds. Cost of funds currently is at historically low levels, and any increase in cost of funds will cause our contractual interest expense to increase.

General and administrative expenses

We incurred general and administrative expenses of $1.0 million primarily consisting of expense reimbursements to our manager for salaries and benefits as well as professional fees, organization costs and acquisition costs for the three months ended March 31, 2013.

Related party general and administrative
Liquidity and capital resources

On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.6 million. We intend to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement, fund our subscription agreement in NewSource and for working capital.

On March 22, 2013, our operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of non-performing, re-performing and performing mortgage loans and REO properties. We have effective control of the assets associated with this agreement and therefore have concluded this is a financing arrangement. The maximum funding available to us under the repurchase agreement is $100.0 million, subject to certain sublimits. As of May 7, 2013, an aggregate of $79.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by us. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender equity interests in our Delaware statutory trust subsidiary that owns the underlying mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depending on its status. With respect to funds drawn under the repurchase agreement, the operating partnership is required to pay to the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

We used funding under the repurchase agreement to leverage our initial two acquisitions of residential mortgage loan portfolios and to partially fund the purchase of our most recent acquisition.

The repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor our banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

Based on our current portfolio and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, which include funding our current and future investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. To the extent we have significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, we may seek to obtain additional debt and/or equity financing.

We expect our ability to meet our long-term liquidity requirements pursuant to our existing business strategy will require additional debt and/or equity financing. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of equity or debt securities, including issuances of common stock, preferred stock and senior or subordinated debt securities. Any such financing would depend on market conditions for capital raises at such time and for the investment of any proceeds. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows ($ in thousands):

Three months ended March 31, 2013
Net cash used in operating activities	$(1,364)
Net cash used in investing activities	(88,447)
Net cash provided by financing activities	11,753
Total cash flows	$(78,058)

Net cash used in operating activities consisted primarily of expense reimbursements to our manager for salaries and benefits as well as professional fees, organization costs and acquisition costs for the three months ended March 31, 2013.

Net cash used in investing activities consisted primarily of the deployment of our initial capital contributed by Altisource to acquire non-performing and sub-performing loan pools during the three months ended March 31, 2013. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities, which will typically consist of proceeds from the short sale by borrowers or other disposition by us of mortgage loans and real estate as well as cash received on refinancings of our mortgage loans following modifications.

Net cash provided by financing activities consisted primarily of the proceeds borrowed by us under our repurchase agreement. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of March 31, 2013.

Recent accounting pronouncements

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we are required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to our repurchase agreement in this quarterly report.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We believe that we will comply with the provisions of the federal income tax code applicable to real estate investment trusts ("REITs") beginning for the year ending December 31, 2013 and intend to elect REIT status in 2014 upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our taxable REIT subsidiaries will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates will be recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance will be established if realization of deferred tax assets is not more likely than not. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, we record the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We do not separately accrue interest income. Carrying costs such as advances of taxes and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, we consider the risk of nonperformance when determining fair value.
Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.
Real estate impairment

With respect to residential rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using broker price opinions. In some instances, appraisal information may be available and is used in addition to broker price opinions. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those estimated by appraisal may not be achieved, and we may be required to recognize future impairment losses on our properties held for use.

Rental residential properties, net

Upon the acquisition of real estate, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions will be included in deferred leasing and financing costs, net and will be stated at amortized cost. Such expenditures are part of our operations and, therefore, will be classified as operating activities in our Consolidated Statement of Cash Flows. Capitalized leasing costs will be amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential rental properties are classified either as held for use or held for sale. Residential rental properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We will record residential rental properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net will be reduced by an allowance for amounts that may become uncollectible in the future. We will regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily will consist of reviewing past due account balances and considering such factors as the credit quality of our customer and historical trends of the customer payment. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. Rents receivable, net and deferred rents receivable, net will be written-off when we have concluded there is a low probability of collection.

Item 3. Quantitative and qualitative disclosures about market risk

For information regarding our market risk as of March 31, 2013, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." in our 2012 annual report on Form 10-K.

Item 4. Controls and procedures

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our CEO and CFO have concluded that the disclosure controls and procedures were effective at the end of the period covered by this quarterly report.

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

The following risk factors and other information included in this quarterly report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business

We are a development stage company that recently commenced operations. If we are unable to implement our business strategy as planned, we will be materially and adversely affected.

We are a development stage company that recently commenced operations and our business model is untested. Businesses like ours that are starting up or in their initial stages of development present substantial business and financial risks and may suffer significant losses. We have not completed a full year operations and as a result we cannot predict our results of operations, financial conditions and cash flows. For the period ended December 31, 2012, we did not generate any revenue and we may not have sufficient capital to implement our business model. In addition, to date in 2013, we have not generated any meaningful revenue with respect to the portfolios of non-performing residential mortgage loans we have acquired. Moreover, we expect that it will take time to determine success from loan resolution efforts and it could take as long as 24 months, and in some cases longer, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if we are not able to generate sufficient cash flows from our loan modification and refinancing or other activities, we may not have cash available for distribution to our stockholders for an extended period of time. There can be no assurance that our business will become profitable or if it becomes profitable that it will be sustainable. The earnings potential of our proposed business is unproven, and the absence of an operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

We are an early entrant in an emerging industry, and the long-term viability of our investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the single-family rental property investment strategy on an institutional scale has not yet been proven. As an early entrant in this emerging industry, we are subject to the risk that single-family rental properties may not prove to be a viable long-term investment strategy for a permanent capital vehicle on an institutional scale. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected and we may not be able to sustain the growth of our assets and our operations that we seek.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms, the level and expected movement of home prices, the success of our loan resolution efforts, the ability of borrowers to refinance our loans with other lenders, our ability to sell modified loans on favorable terms, the length of time required to convert a distressed loan into a single-family rental property, the occupancy rates and rent levels of properties, the restoration, maintenance, marketing and other operating costs, the level and volatility of interest rates, the availability of short-term and long-term financing on favorable terms, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing or non-performing loans, which increases our risk of loss.

We acquire distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Even though we typically pay less than the amount owed on these loans to acquire them, if actual results are different from our assumptions in determining the price for such loans, we may incur significant losses. There are no limits on the percentage of sub-performing or non-performing loans we may hold. Any loss we incur may be significant and could materially and adversely affect us.

Pursuant to customary provisions in the purchase agreements governing our loan acquisitions, we also generally have the right to cause the sellers to repurchase certain loans if they do not provide proper documentation to evidence ownership or first lien status with respect to such loans within a specified time period. Any delay or inability to obtain such documentation could adversely affect our ability to leverage such loans, and any such repurchases by the sellers would decrease the size of our portfolio.

Many of our assets may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if we are required to dispose of them.

The distressed residential mortgage loans we acquire are generally illiquid. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans, as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof.

Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the supply of, value of, and the returns on, sub-performing and non-performing loans.

Our business model is dependent on the acquisition of a steady supply of sub-performing and non-performing loans, the success of our loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. The number of sub-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration (FHA) and the Federal Deposit Insurance Corporation (FDIC) has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program (HAMP), which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program (H4H Program), which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws which result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of sub-performing and non-performing loans.

Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or the DOJ, the Department of Housing and Urban Development, or HUD, State Attorneys General, the office of the Comptroller of the Currency, or the OCC, and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet our investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which will materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in our markets.

We may be, or may become, subject to the regulation of various states, including licensing requirements and consumer protection statutes. Our failure to comply with any such laws, if applicable to us, would adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we may contribute our acquired sub-performing and non-performing residential mortgage loans to one or more wholly-owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements, or the seller of such loans may continue to hold the loans on our behalf until we obtain the applicable state license. We intend to form one or more subsidiaries that will apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans in the future and have a material adverse effect on us.

The supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for sub-performing and non-performing loans may increase, which could materially and adversely affect us.

As a result of the economic crisis in 2008, there has been an increase in supply of sub-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into sub-performing or non-performing status on their residential mortgage loans. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase due to the entry of new participants into the distressed loan marketplace or a lower supply of sub-performing and non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that we may acquire may decline over time and could materially and adversely affect us.

Competition in identifying and acquiring single-family rental properties and related loans could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

We face competition from various sources for investment opportunities in sub-performing and non-performing loans including REITs, pension funds, insurance companies, hedge funds, other investment funds and companies, partnerships and developers. Some third-party competitors have substantially greater financial resources and access to capital than we do and may be able to accept more risk than we can. Competition from these companies may reduce the number of attractive sub-performing and non-performing loan investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for sub-performing and non-performing loans. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us.

Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted residential mortgage loans and, in certain cases, where appropriate, seek alternative resolutions for the underlying properties plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain loans we acquire may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A substantial portion of our investments are, and in the future may be, sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans we acquire are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our costs and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

We may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations. Accordingly, our investment portfolio may be concentrated by geography, single-family rental property characteristics and/or borrower demographics, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Short-term leases of residential property expose us more quickly to the effects of declining market rents.

We anticipate that a majority of our leases to tenants of single-family rental properties will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants.

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we generally will be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not established reserves for such expenditures, we will have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing or are unable to secure financing on favorable terms, we may be unable or unwilling to make capital improvements or we may be required or may choose to defer such improvements. If this happens, it may cause our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties' ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, home owners' association, or “HOA,” fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also will likely require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses are recurring in nature, such as HOA fees, taxes, insurance and restoration and maintenance costs, and may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or even partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the value of the property or any potential benefit we may receive from renting the property.

Fair values of our investments are imprecise and may materially and adversely affect our operating results and credit availability, which, in turn, would materially and adversely affect us.

The values of our investments may not be readily determinable. We will measure the fair value of our investments monthly, but the fair value at which our investments are recorded may not be an indication of their realizable value. Ultimate realization of the value of an investment depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of our investments will include inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of our investments are directly charged or credited to earnings for the period. If we were to liquidate a particular investment, the realized value may be more than or less than the amount at which such investment was recorded. Accordingly, in either event, we could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

Challenges to the MERS ® System could materially and adversely affect us.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

Several legal challenges have been made disputing MERS's legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS's ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described under “-Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our cost of doing business and/or diminish our expected return on investments” may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

AAMC utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, AAMC must rely heavily on models and data, including analytical models (both proprietary models developed by AAMC and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with performing due diligence on our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.

If we cannot obtain financing, our growth may be limited.

To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions, restorations or other capital expenditures will be limited. We use leverage as a component of our financing strategy in an effort to enhance our returns. We can provide no assurance that we will be able to timely access all funds available under our financing arrangements or obtain other debt or equity financing on favorable terms or at all.

Events in the financial markets beginning in 2008 have had an adverse impact on the credit markets, and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent credit terms and there has been a general reduction in the amount of credit available. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional debt or equity financing.

We intend to leverage our investments, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

To the extent available, we intend to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments to date through our current repurchase agreement. When we enter into any repurchase agreement, we sell securities or residential mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). In addition, repurchase agreements (including our current repurchase agreement) generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

Our current repurchase agreement requires us to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements will have similar provisions. In the event that we are unable to satisfy these requirements, we could be forced to sell additional investments at a loss which could materially and adversely affect us.

Our repurchase agreements to finance sub-performing and non-performing loans are likely to be complex and difficult to manage. In part, this is due to the fact that our residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us.

In addition, our current repurchase agreement contains, and we expect any future repurchase agreements will contain, events of default (subject, in certain cases, to materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the principal amount outstanding, requirements that we repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with us. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

We may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us.

Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

If and when non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

We may use securitization and other non-recourse long-term financing for our investments if, and to the extent, available. Currently, there is not an active structured finance market. In such structures, our lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements we are subject to as a stand-alone reporting public company.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Under the Sarbanes-Oxley Act of 2002, or (the “Sarbanes-Oxley Act”), we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures. We have incurred, and expect to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on us. In the future, we will also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report thereon by our independent registered public accounting firm. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals may materially and adversely affect us.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

• joblessness or unemployment rates that adversely affect the local economy;
• an oversupply of or a reduced demand for single-family rental properties for rent;
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
• changes in interest rates, availability and terms of debt financing;
• inability of borrowers to refinance modified loans; and
• economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy our real estate properties and, as a result, their ability to pay rent to us.

A decrease in the demand for title insurance will adversely impact our investment in NewSource.

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource. The demand for title insurance-related services depends in large part on the volume of real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. When market conditions cause real estate activity to decline, the title insurance industry tends to be adversely affected. In addition, adverse change in the marketplace could lead to an increase in title claims that NewSource may be required to defend and/or pay. Thus, a decline of activity in the real estate market or an increase in title claims could adversely impact NewSource's ability to generate profits and pay the dividend on our preferred stock, and the value of our investment in NewSource could decline.

Inflation or deflation may adversely affect our results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses, as these costs could increase at a rate higher than our residential rental revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in our expenses. Accordingly, inflation or deflation may adversely affect our results of operations and cash flows.

Changes in applicable laws or noncompliance with applicable law could materially and adversely affect us.

As an owner of real estate, we are required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to business operations. Noncompliance with laws or regulations could expose us to liability.

Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of our single-family rental properties including changes to building codes and fire and life-safety codes.

In addition, we expect NewSource to register as a Class 3A Bermuda insurance company and be subject to regulation and supervision in Bermuda by the Bermuda Monetary Authority. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource's ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource's ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions, which could have a material adverse effect on NewSource's business and its ability to pay the dividend on our preferred stock. As a result, the value of our investment in NewSource could decline.

Competition could limit our ability to lease single-family rental properties or increase or maintain rents.

Our single-family rental properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors' single-family rental properties may be better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given our significant competition, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that generate favorable returns.

If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our operating results and cash available for distribution will decline.

The success of our business model will substantially depend on conditions in the single-family rental property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:

• a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;
• weak economic and employment conditions that have increased foreclosure rates.
• declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and
• the unprecedented level of vacant housing comprising the REO by banks, government sponsored enterprise, or GSEs, and other mortgage lenders or guarantors.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family rental properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

We may incur significant costs in restoring our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we plan to perform a detailed assessment through our relationship with Altisource, with an on-site review of the property, to identify the scope of restoration to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value of the property when such improvements can be done cost effectively. To the extent properties are occupied, restorations may be postponed until the premises are vacated. We expect that nearly all of our properties will require some level of restoration immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant restorations and repairs from time to time. Consequently, we are exposed to the risks inherent in property restoration, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of restorations across our properties prove to be materially inaccurate, we could be materially and adversely affected.

Single-family rental properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a single-family rental property is subject to foreclosure, due to a default by the homeowner on mortgage obligations, or a homeowner seeks a short sale, due to the value of the property being substantially below the outstanding principal balance of the residential mortgage loan, it is possible that the homeowner may cease to maintain the property adequately, or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate foreclosure proceedings and are not able to thoroughly inspect each property before completing the foreclosure process or we are unable to rent the properties quickly after purchase and restoration, some of our properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect us.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

The costs and amount of time necessary to secure possession and control of a newly acquired property may exceed our assumptions, which would delay our receipt of revenue from, and return on, the property.

Upon acquiring a property, we may have to evict occupants who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations, our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Poor tenant selection and defaults by our tenants may materially and adversely affect us.

Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect us and the quality and value of our properties. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. In addition, defaulting tenants will often be effectively judgment-proof. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.

Eminent domain could lead to material losses on our investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property and not give effect to rental revenues generated from such property and accordingly could lead to material losses. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in our markets.

Difficulties in selling single-family rental properties could limit our flexibility.

Federal tax laws may limit our ability to earn a gain on the sale of our properties if we are found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect our willingness to sell single-family rental properties under favorable conditions or if necessary for funding purposes. In addition, real estate can at times be difficult to sell quickly when desired at favorable prices. These potential difficulties in selling real estate in our markets may limit our ability to either sell properties that we deem unsuitable for rental or change or reduce the single-family rental properties in our portfolio promptly in response to changes in economic or other conditions.

A significant uninsured property or liability loss could have a material adverse effect on us.

We will carry commercial general liability insurance and property insurance with respect to our single-family rental properties on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a single-family rental property or group of rental properties as well as the anticipated future revenues from such single-family rental property or group of properties. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could materially and adversely affect us.

A significant number of our single-family rental properties may be part of home owners' associations. We and our renters will be subject to the rules and regulations of such home owners' associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

A significant number of our single-family rental properties, when acquired, may be subject to HOAs which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our single-family rental properties may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our single-family rental properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes which, if met or exceeded, may cause us to incur additional costs to sell the affected single-family rental property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern our single-family rental properties may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property, if possible, prevent us from renting such property or otherwise reduce our cash flow from such property. Any of the above-described occurrences may materially and adversely affect us.

We rely on information supplied by prospective tenants in managing our business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of our portfolio over time. If tenant-supplied information is inaccurate or our tenants' creditworthiness declines over time, we may make poor leasing decisions and our portfolio may contain more credit risk than we believe. When we acquire properties that are subject to existing leases, we are not able to collect any information on tenant creditworthiness in connection with such acquisition.

We likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants' rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the single-family rental property market. Additional actions that may be targeted at us include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental property. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect us.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations and impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect us.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we, through AAMC, Altisource or Ocwen, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

We may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our single-family rental properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from offsite sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we may have for such events, either of which could materially and adversely affect us. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected single-family rental property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect our ability to borrow against, sell or rent the affected single-family rental property.

Our properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our single-family rental properties, when acquired which may increase as tax rates change and properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Any such occurrence may materially and adversely affect us.

Risks Related to Our Management and Our Relationship with AAMC, Altisource and Ocwen

We have conflicts of interest with our Manager and our service providers, and the Chairman and other members of our Board of Directors, as well as our management team, have, or could have in the future, conflicts of interest due to their respective relationships with these entities, and such conflicts may be resolved in a manner adverse to us.

We have entered into an asset management agreement with AAMC for administering our business, providing portfolio management services and performing certain of our corporate governance functions. This agreement was not negotiated in an arm's length transaction and, accordingly, could contain terms, including the basis of calculation of the amount of incentive management fee payable to AAMC, that are less favorable to us than agreements negotiated with unaffiliated third parties might contain. Furthermore, since the calculation of AAMC's incentive management fee is based on the amount of cash available for distribution to our stockholders, it may cause AAMC to take risks that could increase our cash available for distribution at the expense of other criteria, such as preservation of capital. Actions taken in that regard may fail to generate any returns.

As an externally managed REIT, we have no management or employees and are entirely managed by AAMC, which negotiates all our agreements and deals with all our contractual counterparties on our behalf. For example, we have numerous complex, and critically important, agreements with Ocwen (our servicing agreement) and Altisource (our master services agreement, support services agreement and trademark license agreement), and going forward AAMC will act for us in connection with all those agreements, including monitoring the performance of Ocwen and Altisource under those agreements and exercising any available rights or remedies on our behalf. In addition, we may have additional dealings with Ocwen and Altisource beyond those agreements, such as our February 14, 2013 purchase from Ocwen of a portfolio of non-performing residential mortgage loans.

Altisource and Ocwen are not limited in their ability to compete with us. We will seek to manage these potential conflicts through provisions of our agreements with them and through oversight by independent members of our Board of Directors or general dispute resolution methods. However, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with Altisource and Ocwen or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with unaffiliated third parties.

Our Chairman currently owns a substantial amount of Altisource, Ocwen and AAMC and our common stock and stock options of Altisource and Ocwen and ours. Each of our executive officers is also an executive officer of AAMC and has interests in our relationship with AAMC that may be different than the interests of our stockholders. In particular, these individuals will have a direct interest in the financial success of AAMC, which may encourage these individuals to support strategies in furtherance of the financial success of AAMC that adversely impact us. In addition, certain of our other directors and members of our management team own or may own Altisource and/or Ocwen common stock and stock options due to similar current relationships with Altisource and Ocwen. Such ownership creates conflicts of interest when the Chairman of our Board of

Directors and such directors or members of our management team are faced with decisions that involve us and Altisource, Ocwen, AAMC or any of their respective subsidiaries.

Our Board of Directors has approved a very broad investment policy and guidelines for AAMC and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

AAMC is authorized to follow a very broad investment policy and guidelines and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and guidelines and our investment portfolio but will not review or approve each proposed investment by AAMC unless it falls outside the scope of our previously approved investment policy and guidelines or constitutes a related party transaction.

In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies. Transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and guidelines and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and guidelines and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly and our agreements with Ocwen and Altisource may simultaneously terminate or be terminated, as applicable.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave the employment of AAMC, may become distracted by adverse financial or operational issues in connection with their business and activities unrelated to us and over which we have no control or may fail to perform for any reason. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having an investment strategy similar to ours, so long as its services to us are not impaired thereby. In the event AAMC provides its services to a competitor, it may be difficult for us to secure a suitable replacement to AAMC on favorable terms, or at all or maintain our engagement of AAMC. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to AAMC on favorable terms, or at all. We are unable to terminate the asset management agreement during the first two years of its term except “for cause” as defined therein. In the event we terminate the asset management agreement without cause or AAMC terminates the asset management agreement due to our default in the performance of any material term of the asset management agreement, we will be required to pay a significant termination fee. Furthermore, if the asset management agreement expires or is earlier terminated, the Ocwen services agreement and the Altisource support agreement and trademark license agreement automatically terminate; and if the asset management agreement is terminated without cause, then Altisource has the right to terminate its master services agreement with us. The occurrence of any of the above-described events could materially and adversely affect us.

Our agreements with our service providers were not negotiated in arms'-length transactions.

We have entered into the master services agreement, the support services agreement and the trademark license agreement with Altisource, and the servicing agreement with Ocwen. None of these agreements were negotiated by arms'-length transactions; accordingly, each of the agreements may contain terms that are less favorable to us than agreements negotiated with unaffiliated third parties might contain.

The master services agreement, pursuant to which we obtain critically important operational services from Altisource, including, among many others, renovation services, property preservation services, insurance and leasing services, has an initial term of 15 years, and cannot be terminated by us to permit us to obtain better pricing or service from third parties. In addition, Altisource has no liability to us for its negligence in performing services for us under the agreement, unless that negligence rises to the level of gross negligence or willful misconduct. Moreover, the agreement is governed by the laws of the Grand Duchy of Luxembourg, the courts of which are the exclusive forum for any disputes that may arise under the agreement. This will make it more difficult and expensive for us to enforce our rights under the agreement against Altisource, which is organized under the laws of the Grand Duchy.

The support services agreement, pursuant to which we obtain critically important administrative services from Altisource, including, among many others, finance and accounting, human resources, legal and risk management services, permits Altisource to establish “reasonable priorities” as between Altisource and its other affiliates, and us as to the provision of any service if Altisource determines that such priorities are necessary to avoid any adverse effect to Altisource and its other affiliates. Prioritization may result in an insufficiency of resources available to us. In addition, Altisource has no liability to us for its negligence in performing services for us under the agreement, unless that negligence rises to the level of gross negligence or willful misconduct.

The trademark license agreement, pursuant to which we license the mark “Altisource” from Altisource, is terminable by Altisource for any reason upon 30 days' notice. The agreement also terminates automatically as soon as practicable, but within 30 days, upon the termination of our asset management agreement with AAMC. Upon any such termination, we would be required to cease doing business using the name “Altisource” and would have to change our corporate name, both of which would have a material adverse effect upon our business. All goodwill associated with our use of the mark “Altisource” is not an asset of ours and such goodwill cannot be transferred by us to a third party. In addition, we need to obtain the consent of Altisource before we are permitted to register the licensed mark in any jurisdiction in the world. Failure to obtain such consent could have a material adverse effect on us, including our ability to expand our business into new jurisdictions.

In addition, we are required to pay Altisource for the services it provides under the master services agreement, support services agreement and trademark license agreement.

We are party to a servicing agreement with Ocwen, pursuant to which we obtain critically important services from Ocwen, including, among many others, the servicing of our acquired residential mortgage loans, loan modification services, assisted deed-in-lieu services, assisted deed-for-lease services and other loss mitigation services. The agreement provides for an initial term of 15 years. Ocwen may terminate, at its sole option, its obligations under the servicing agreement upon 60 days written notice, without cause. In the event the asset management agreement is terminated without cause by us or for cause by AAMC, the servicing agreement with Ocwen shall be terminated. Upon any such termination, it may be difficult for us to secure a suitable replacement or we may secure an alternative servicer with less effective servicing platforms or at greater expense.

Failure of Altisource to effectively perform its obligations under various agreements with us including the master services agreement, could materially and adversely affect us.

Both AAMC and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect AAMC's performance under the asset management agreement with us. Altisource's failure to perform the services under these agreements with would have a material adverse effect on us.

Failure of Ocwen to effectively perform its servicing obligations under the servicing agreement could have a material adverse effect on us.

We are contractually obligated to service the residential mortgage loans that we acquire. We do not have any employees, servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged Ocwen to service the non-performing and sub-performing loans we acquire. If for any reason Ocwen is unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay Ocwen or otherwise default under the Ocwen servicing agreement, and Ocwen ceases to act as our servicer, an alternate servicer may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

AAMC has a contractually defined duty to us rather than a fiduciary duty.

Under the asset management agreement, AAMC has a contractual, as opposed to a fiduciary, relationship with us that limits AAMC's obligations to us to those specifically set forth in the asset management agreement. The ability of AAMC and its officers and employees to engage in other business activities may reduce the time AAMC spends managing us. In addition, unlike the fiduciary relationship we have with our directors, there is no statutory standard of conduct under the Maryland General Corporation Law, which we refer to as “MGCL,” for officers of a Maryland corporation. Instead, officers of a

Maryland corporation including our officers who are employees of AAMC, are subject to general agency principles including the exercise of reasonable care and skill in the performance of their responsibilities as well as the duties of loyalty, good faith and candid disclosure.

Our directors have the right to engage or invest in the same or similar businesses as ours.

Our directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other directors. If any of our directors who are also directors, officers or employees of Altisource, Ocwen, AAMC or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create actual or potential conflicts of interest between us and certain of our directors and result in less than favorable treatment of us and our stockholders.

Risks Related to Our Qualification as a REIT

Failure to qualify as a REIT could materially and adversely affect us.

We intend to make an election to be treated as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

• we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
• we could be subject to the federal alternative minimum tax to a greater extent and possibly increased state and local taxes; and
• unless we are entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it could materially and adversely affect us and the market price of our common stock.

Our Manager has no experience operating a REIT and we cannot assure you that AAMC's past experience will be sufficient to successfully manage our business as a REIT.

AAMC has never operated a REIT and our management has no experience in complying with the income, asset, and other limitations imposed by the REIT provisions of the Code. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such event, we could be materially and adversely affected.

Whatever tax position we take concerning the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

We have not determined what position to take with respect to the accrual of income on distressed mortgage loans.

We may decide to accrue interest income on such mortgage loans, and to accrue market discount on such mortgage loans, with the consequence that we accrue or recognize ordinary income that may ultimately prove to be uncollectible. Nevertheless, to the extent we accrue such income, it may lead to distributions to our stockholders being treated as taxable dividends despite the ultimate uncollectibility of the corresponding income.

Alternatively, we may decide not to accrue interest income or market discount on defaulted or delinquent loans, based on those amounts being uncollectible or of doubtful collectibility If we did so, and the Internal Revenue Service were to challenge that position successfully, we could be subject to entity level excise tax as a result of “deficiency dividends” that we may be required to pay to our stockholders at the time of such an adjustment to our income in order to maintain our qualification as a REIT.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we are required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of our assets, our financing and hedging strategies, the ownership of our stock and amounts we distribute to our stockholders. Compliance with the REIT requirements may preclude us from certain financing or hedging strategies or cause us to forego otherwise attractive opportunities which may hinder or delay our ability to meet our investment objectives and reduce your overall return. For example, we may be required to pay distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments, which could materially adversely affect us.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in our qualified REIT subsidiaries and our taxable REIT subsidiaries, our investment in the value of any one issuer's securities may not exceed 5% of the value of our total assets, and we may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect us.

Failure to make required distributions would subject us to federal corporate income tax.

We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

We may pay taxable dividends on our common stock in common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure does not apply to our 2013 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may be viewed as economically equivalent to a dividend reduction and put downward pressure on the market price of our common stock. We do not currently intend to pay taxable dividends in the form of our common stock and cash, although we may choose to do so in the future.

The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.

From time to time, we may be forced to sell properties that do not meet our investment objectives or we may need to sell properties or other assets to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that our position will not be challenged by the IRS especially if we make frequent sales or sales of property in which we have short holding periods.

In the future, we could be required to sell assets, borrow funds or raise equity capital to fund our distributions or to make a portion of our distributions in the form of a taxable stock distribution.

Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders, and the amount of such distributions may be limited. In the future, we could be required to sell assets, borrow funds or raise equity capital to fund our distributions or to make a portion of our distributions in the form of a taxable stock distribution. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, we could be materially and adversely affected. To the extent we may have to raise equity capital, we may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect our ability to make distributions to our stockholders. Our Board of Directors will make determinations regarding distributions based upon various factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, maintenance of our REIT qualification, applicable law and other factors, as our Board of Directors may deem relevant from time to time.

Even if we qualify as a REIT, we may be subject to tax liabilities that could materially and adversely affect us.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain our qualification as a REIT. In order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” we may also move or hold some of our assets or conduct activities through a TRS. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We will structure our transaction with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.

Any such additional tax liabilities would have an adverse effect on us.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders is 23.8%, including a new 3.8% Medicare tax. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 39.6%).

We may be subject to legislative or regulatory tax changes that could materially and adversely affect us.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be materially and adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation.

Risks Related to Our Organization and Structure

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our Charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

• actual receipt of an improper benefit or profit in money, property or services or
• active and deliberate dishonesty that is established by a final judgment and is material to the cause of action.

Our Charter and Bylaws provide for indemnification of our directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our Bylaws require us to indemnify each director and officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the current provisions in our Charter and Bylaws or that might exist with other companies.

Our Charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our Board of Directors and our management.

Our Charter provides that a director may be removed only by the affirmative vote of holders of shares entitled to cast at least two-thirds of all the votes entitled to be cast generally in the election of directors, subject to the rights of holders or one or more classes or series of preferred stock to elect or remove one or more directors. Our Charter also provides that vacancies on our Board of Directors may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements prevent stockholders from removing directors except with a substantial affirmative vote and from replacing directors with their own nominees and may prevent a change in control that is in the best interests of our stockholders.

Our Charter may limit or otherwise discourage a takeover or business combination that could otherwise benefit our stockholders.

Our Charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors (as is the case for William C. Erbey), no person may own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of common or capital stock. A person that did not acquire more than 9.8% of our outstanding shares of common or capital stock may become subject to our Charter restrictions if repurchases by us cause such person's holdings to exceed 9.8% of our outstanding shares of common or capital stock. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our Board of Directors will be void or will result in those shares being transferred to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote those excess shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Our Board of Directors may also, without stockholder approval, amend our Charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of our common or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our Charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our common stock.

Certain provisions of Maryland law could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock, if our Board of Directors did not approve in advance the transaction by which a stockholder otherwise would have become an interested stockholder) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder.

Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our employees who are also our directors.

Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our Charter or Bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent directors (which we have). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our Charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL allowing vacancies on our Board of Directors to be filled only by the affirmative vote of the remaining directors in office.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity's assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interest,” and at least another 25% of the entity's assets must be comprised of additional qualifying interests or, real estate-type interests (with no more than 20% of the entity's assets comprised of miscellaneous assets). We believe that our $18.0 million investment commitment in NewSource does not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

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
• prohibitions on transactions with affiliates;
• compliance with reporting, record keeping, voting, proxy disclosure and other rules; and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, our net asset value, the amount of funds available for investment and our ability to pay distributions to our stockholders could be materially adversely affected.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

As a development stage company, the prices at which our common stock trades have fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

• variations in our actual or anticipated results of operations, liquidity or financial condition;
• changes in, or the failure to meet, our financial estimates or those of securities analysts;
• the amount and timing of any cash distributions;

• actions or announcements by our competitors;
• actual or perceived conflicts of interest, or the discontinuance of our strategic relationships, with AAMC, Altisource and Ocwen;
• actual or anticipated accounting problems;
• adverse market reaction to any increased indebtedness we incur in the future;
• regulatory actions;
• changes in the market outlook for the real estate, mortgage or housing markets;
• technology changes in our business;
• changes in interest rates that lead purchasers of our common stock to demand a higher yield;
• future equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
• actions by our stockholders;
• speculation in the press or investment community;
• general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;
• failure to maintain the listing of our common stock on the New York Stock Exchange;
• failure to qualify or maintain our qualification as a REIT;
• failure to maintain our exemption from registration under the Investment Company Act;
• changes in accounting principles;
• passage of legislation or other regulatory developments that adversely affect us or our industry; and
• departure of AAMC's, and therefore our, key personnel.

The market prices of securities of public REITs have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. These market fluctuations could result in extreme volatility in the market price of our common stock.

Furthermore, our small size and different investment characteristics may not continue to appeal to our investor base, and they may seek to dispose of large amounts of our common stock. There is no assurance that there will be sufficient buying interest to offset those sales, and, accordingly, the market price of our common stock could be depressed and/or experience periods of high volatility.

The availability and timing of cash distributions is uncertain.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this prospectus.

Our Board of Directors, in its sole discretion, will determine the amount and timing of any distributions. In making such determinations, our Board of Directors will consider all relevant factors, including, without limitation, the amount of cash available for distribution, capital expenditures and general operational requirements. Our Board of Directors will also consider our ability to successfully modify and refinance or sell distressed loans or convert them into performing single-family rental properties, and the timing thereof, and our historical and projected financial condition, liquidity and results of operations, any financing covenants, maintenance of our REIT qualification, applicable law and such other factors as our Board of Directors may deem relevant from time to time. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our Board of Directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions, nor can we assure you that sufficient cash will be available to make distributions to you. With a limited operating history, we cannot predict the amount of distributions you may receive, and we may be unable to make, maintain or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including, without limitation, the amount of time it takes for us to deploy the net proceeds from our recently completed public offering into our target assets, the amount of income we will earn from those investments, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

While we intend to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows, in the future we could be required to sell assets, borrow funds or raise equity to make distributions to our stockholders, which, if not available on favorable terms, or at all, may require us to eliminate or otherwise reduce such distributions or to make a portion of such distributions in the form of a taxable stock distribution. We currently do not intend to use the proceeds of our recently completed public offering to make distributions to our stockholders. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows, the market price of our common stock may be negatively impacted.

The reduced disclosure requirements applicable to us as an “emerging growth company” may make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act of 2012, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We may remain an “emerging growth company” for up to five full fiscal years following our separation. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we have more than $1 billion in annual revenue in a fiscal year, if we issue more than $1 billion of non-convertible debt over a three-year period or on the date we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. If some investors find our common stock less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our common stock and our stock price may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions.

The incurrence or issuance of debt, which ranks senior to our common stock upon our liquidation, and future issuances of equity or equity-related securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.

We have incurred debt and may in the future incur or issue additional debt or issue equity or equity-related securities. Upon our liquidation, lenders and holders of our debt and holders of our preferred stock will receive a distribution of our available assets before common stockholders. Our recent debt incurrence and any future incurrence or issuance of debt will increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

Sales or issuances of shares of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. The issuance of our common stock in connection with property, portfolio or business acquisitions or the exercise of outstanding stock options or otherwise could also have an adverse effect on the market price of our common stock.

We and our officers and directors have agreed that, for a period of 90 days from the date of this prospectus, we and they will not, without the prior written consent of Citigroup, dispose of or hedge any shares or any securities convertible into or exchangeable for our common stock. Citigroup, in its sole discretion, may release any of the securities subject to these lock-up agreements at any time, which, in the case of officers and directors, shall be with notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for sale into the market, subject to applicable law, which could reduce the market price for our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make distributions to our stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on shares of our common stock or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can adversely affect the market price of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of shares of our common stock could decrease because potential investors may require a higher distribution yield on shares of our common stock as market rates on our interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our results of operations and cash flows and our ability to make distributions to our stockholders.

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	May 9, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer