Form 10-Q
period 2013-06-30
Altisource Residential Corp
filed 2013-07-23
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of July 18, 2013, 25,069,945 shares of our common stock were outstanding.

Altisource Residential Corporation
June 30, 2013

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk factors” in our quarterly report on Form 10-Q for the first quarter of 2013.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 18, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

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

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets:
Real estate assets, net:
Land	$4	$—
Rental residential properties, net	54	—
Real estate owned	3,749	—
	3,807	—
Real estate assets held for sale	901	—
Mortgage loans	163,520	—
Cash and cash equivalents	223,315	100,005
Related party receivables	3,183	—
Deferred leasing and financing costs, net	868	—
Prepaid expenses and other assets	20,262	6
Total assets	415,856	100,011
Liabilities:
Repurchase agreement	472	—
Accounts payable and accrued liabilities	1,138	46
Related party payables	501	54
Total liabilities	2,111	100
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; and 25,067,204 and 7,810,708 shares issued and outstanding, respectively	251	78
Additional paid-in capital	409,340	99,922
Retained earnings/(accumulated deficit)	4,154	(89)
Total equity	413,745	99,911
Total liabilities and equity	$415,856	$100,011

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013

Net gain on investments:
Net unrealized gain on mortgage loans	$7,165	$8,293
Net realized gain on mortgage loans	1,719	2,106
Total net gain on investments	8,884	10,399
Expenses:
Residential rental property operating expenses	84	84
Related party mortgage loan servicing costs	1,242	1,634
Interest expense	654	696
Related party general and administrative	1,156	2,234
General and administrative	714	1,701
Total expenses	3,850	6,349
Other income	193	193
Net income	$5,227	$4,243

Earnings per share of common stock – basic:
Earnings per basic share	$0.27	$0.31
Weighted average common stock outstanding – basic	19,374,601	13,624,599
Earnings per share of common stock – diluted:
Earnings per diluted share	$0.26	$0.29
Weighted average common stock outstanding – diluted	20,259,184	14,522,227

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Issuance of common stock, including stock option exercises	17,256,496	173	323,254	—	323,427
Cost of issuance of common stock	—	—	(13,934)	—	(13,934)
Shared-based compensation	—	—	98	—	98
Net income	—	—	—	4,243	4,243
June 30, 2013	25,067,204	$251	$409,340	$4,154	$413,745

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
June 7, 2012 (inception)	—	$—	$—	$—	$—
Issuance of common stock	—	—	500	—	500
June 30, 2012	—	$—	$500	$—	$500

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2013	June 7, 2012 (inception) to June 30, 2012
Operating activities:
Net income	$4,243	$—
Adjustments to reconcile net income to net cash used in operating activities:
Shared-based compensation	98	—
Net unrealized gain on mortgage loans	(8,293)	—
Net realized gain on mortgage loans	(2,106)	—
Amortization of deferred financing costs	322	—
Changes in operating assets and liabilities:
Related party receivables	400	—
Prepaid expenses and other assets	(113)	—
Accounts payable and accrued liabilities	397	—
Related party payables	447	—
Net cash used in operating activities	(4,605)	—
Investing activities:
Investment in mortgage loans	(168,165)	—
Investment in real estate	(278)	—
Investment in renovations	(22)	—
Acquisition-related deposits	(20,142)	—
Mortgage loan dispositions and repayments	7,062	—
Net cash used in investing activities	(181,545)	—
Financing activities:
Issuance of common stock, including stock option exercises	323,427	500
Cost of issuance of common stock	(13,253)	—
Payment of tax withholdings on exercise of stock options	(24)	—
Proceeds from repurchase agreement	79,761	—
Repayments of repurchase agreement	(79,289)	—
Payment of deferred financing costs	(1,162)	—
Net cash provided by financing activities	309,460	500
Net increase in cash and cash equivalents	123,310	500
Cash and cash equivalents as of beginning of the period	100,005	—
Cash and cash equivalents as of end of the period	$223,315	$500

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$4,399	$—
Changes in accrued equity issuance costs	$663	$—
Changes in related party receivable from mortgage loan dispositions and repayments	$3,583	$—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

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

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100.0 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012. Subsequent to our separation, we immediately commenced operations and began to incur costs as a result of becoming an independent publicly traded company.

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

We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential L.P., a Delaware limited partnership which we refer to as our “operating partnership.” The operating partnership was organized on June 7, 2012 which we refer to as “inception.” We own 100% of the operating partnership’s general partner and 100% of the outstanding partnership interests in our operating partnership.

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

On March 22, 2013, our operating partnership entered into a master repurchase agreement with a major financial institution to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to us under the repurchase agreement is $100.0 million, subject to certain sublimits.

On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.5 million. We have used or intend to use the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement, fund our investment in NewSource Reinsurance Company, a title insurance and reinsurance company we refer to as “NewSource,” and for working capital.

Because we commenced operations on December 21, 2012, we have no comparable results for the three and six months ended June 30, 2012. Accordingly, we have not included the comparative three and six month periods from 2012 in our consolidated statement of operations. Additionally, because the operating partnership was organized on June 7, 2012, our consolidated statement of cash flows and consolidated statement of stockholders' equity for the six months ended June 30, 2012 do not include six full months of operating activities.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as "U.S. GAAP." All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2012 annual report on Form 10-K.

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

2. Mortgage loans at fair value

Acquisitions

During the six months ended June 30, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•
On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction.

•
On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $38.7 million as of the March 18, 2013 cut-off date for the transaction.

•
On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate collateral market value of $122.1 million as of the March 28, 2013 cut-off date for the transaction.

During the three and six months ended June 30, 2013, we expensed $0.1 million and $0.4 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three and six months ended June 30, 2013, we transferred 33 and 34 mortgage loans, respectively, at fair value based on broker price opinion (BPO) of $4.2 million and $4.4 million, respectively, to real estate owned.

Dispositions

During the three and six months ended June 30, 2013, we disposed of 28 and 38 mortgage loans, respectively, primarily through short sales and foreclosure sales. As a result, we recorded $1.7 million and $2.1 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the six months ended June 30, 2013, we acquired six residential properties, or "real estate owned," as part of the loan portfolio acquisitions described above which were converted to properties on foreclosure of the mortgage loans prior to the acquisition closing date. The aggregate purchase price attributable to these properties was $0.3 million. We acquired no residential properties in this manner during the three months ended June 30, 2013.

Real estate held for sale

As of June 30, 2013, we classified eight properties having carrying value of $0.9 million as real estate held for sale because we intend to sell the properties which do not meet our residential rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have had no significant operations, and, therefore, we are not presenting discontinued operations related to these properties.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of June 30, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$163,520
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$4,399
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreement at fair value	$—	$472	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because we did not own any mortgage loans or residential properties at that time. Additionally, there have been no transfers between levels for the three or six months ended June 30, 2013.

The carrying values of our cash and cash equivalents, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of the repurchase agreement that we entered into on March 22, 2013 was estimated using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Mortgage loans
Beginning balance	$87,670	$—
Investment in mortgage loans	79,908	168,165
Net unrealized gain on mortgage loans	7,165	8,293
Net realized gain on mortgage loans	1,719	2,106
Mortgage loan dispositions and repayments	(8,699)	(10,645)
Transfer of mortgage loans to real estate owned	(4,243)	(4,399)
Ending balance	$163,520	$163,520

Net unrealized gain on mortgage loans held	$7,165	$8,293
Accumulated net unrealized gain on mortgage loans held	$8,293	$8,293

There was no corresponding activity for level 3 assets for the three and six months ended June 30, 2012 because we did not own any such assets at that time.

The following table sets forth the fair value of our mortgage loans and the related unpaid principal balance and collateral market value by delinquency as of June 30, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Collateral market value
Current	102	$10,748	$22,020	$18,178
30	33	2,793	6,411	4,560
60	30	4,299	8,093	6,449
90	460	53,905	106,381	81,086
Foreclosure	707	91,775	185,077	134,500
Mortgage loans	1,332	$163,520	$327,982	$244,773

We did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, home prices, gross rental rates, alternate loan resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value of an asset. A decrease in the housing pricing index or gross rental rates in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of June 30, 2013:

Input	Range
Discount rate	15.0%
Gross monthly rental rate	$480 to $5,030
Home pricing index range	-1.8% to 4.6%
Loan resolution probabilities - modification	0% to 22.3%
Loan resolution probabilities - rental	0% to 100.0%
Loan resolution probabilities - liquidation	0% to 100.0%
Loan resolution timelines	1 to 67 months

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because we did not own any such assets at that time.

5. Repurchase agreement

On March 22, 2013, our operating partnership entered into a master repurchase agreement with a major financial institution. The purpose of the repurchase agreement is to finance the purchase and beneficial ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with this agreement and therefore have concluded this is a financing arrangement. The maximum funding amount available to us under the repurchase agreement is $100.0 million, subject to certain sublimits. As of June 30, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement which was collateralized by mortgage loans and real estate owned with a carrying value of $1.0 million. As of June 30, 2013 the cost of funds for amounts borrowed under the repurchase agreement was approximately 3.5%. As of July 18, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by the Company. The repurchase agreement matures on March 21, 2014.

Under the terms of the repurchase agreement, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender equity interests in our Delaware statutory trust subsidiary that owns the underlying mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. With respect to funds drawn under the repurchase agreement, the operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

The repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default. We are restricted by the terms of our repurchase agreement from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor our banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

6. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company. No amounts have been invested as of June 30, 2013, and, therefore, the commitment remains $18.0 million as of June 30, 2013.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

7. Related party transactions

During the six months ended June 30, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate collateral market value of $94.2 million as of the February 1, 2013 cut-off date for the transaction. The aggregate purchase price for this portfolio was $64.4 million.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013	Counter-party	Consolidated Statements of Operations location
Related party mortgage loan servicing costs	$1,242	$1,634	Ocwen	Related party mortgage loan servicing costs
Due diligence costs	$—	$183	Altisource	Related party general and administrative expenses
Expense reimbursements	$1,156	$2,057	AAMC	Related party general and administrative expenses

There were no corresponding related party transactions from June 7, 2012 (inception) to June 30, 2012.

8. Share-based payments

During the six months ended June 30, 2013, we granted 16,355 shares of stock pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $18.47. Of these shares, 4,265 were issued in connection with our directors' service on the board from January 24, 2013 to our 2013 annual meeting of stockholders and the remaining 12,090 are expected to be issued for their service from the 2013 annual meeting to the 2014 annual meeting of stockholders. As of June 30, 2013, we had an aggregate of $0.2 million of total unrecognized stock-based compensation costs which will be recognized over a weighted average remaining estimated term of 0.92 years.

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

As of June 30, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2012.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except shares amounts):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Numerator
Net income	$5,227	$4,243

Denominator
Weighted average common stock outstanding – basic	19,374,601	13,624,599
Stock options using the treasury method	884,583	897,628
Weighted average common stock outstanding – diluted	20,259,184	14,522,227

Stock options excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive	—	—

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

We acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans, or NPLs, throughout the United States. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. Of the remaining sub-performing and non-performing loans that are not modified, we expect a majority of them to be converted to single-family rental properties that we believe will generate long-term returns for our stockholders.

During the quarter we completed the acquisition of a portfolio of NPLs consisting of 720 loans with approximately $172 million of UPB and $122 million of market value of underlying properties. In addition, we agreed to acquire two separate portfolios with an aggregate of 2,698 mortgage loans, substantially all of which were NPLs, with approximately $470 million of UPB and $370 million in market value of underlying properties. We currently expect to complete these acquisitions during the third quarter although there can be no assurance that we will be able to complete them on a timely basis or at all.

Operation of our business model

We believe our business model provides us with operating capabilities that are difficult to replicate and positions us to capitalize on substantial market opportunities. Our success will be dependent on our ability to acquire single-family properties at attractive acquisition basis, effectively manage properties in our rental portfolio and raise capital at accretive rates, which we believe will help us achieve our business objective of generating attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. As more fully described below, during the quarter we delivered on each of these objectives:

•
As described earlier, we have agreed to acquire non-performing loan portfolios with a total of $470 million in UPB that we believe meet our return targets and other investment criteria. With the closing of these acquisitions, our NPL portfolio will represent approximately 4,100 loans with $820 million in UPB and $625 million in market value of underlying properties;

•	We are meeting our initial targets for loan resolutions. While loan resolutions are long lead-time activities, we are to date hitting the targets that we set for our portfolio; and

•	We successfully raised $309.5 million in new equity capital.

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

On the separation date, we also entered into long-term service agreements with Ocwen, a leading residential mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We are obligated to pay fees to Ocwen and Altisource under these agreements and to reimburse them for certain expenses. For additional information, see “Certain Relationships and Related Party Transactions.”

Factors affecting our results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend heavily on sourcing sub-performing and non-performing loans. As a result of the economic crisis in 2008, we believe that there is currently a large supply of sub-performing and non-performing loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population. We further believe that we will be able to purchase residential mortgage loans at lower prices than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale.

Similar to our previous acquisitions, described under "– Portfolio size," we expect to acquire single-family rental properties primarily through our acquisition of sub-performing and non-performing loan portfolios. We believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with a growing supply, provide buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow our business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the federal income tax code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Resolution methodologies

We employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue we will receive. We expect that a portion of our sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property or we may also consider selling these modified loans. We believe that a majority of our residential mortgage loans may enter into foreclosure or similar proceedings, ultimately becoming REO. REO property can be converted into single-family rental properties and added to our portfolio if they meet our investment criteria, or they may be sold through REO liquidation and short sale processes. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date.

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

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although we generally intend to own as rental properties the assets we acquire upon foreclosure, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results. Conversely, declining real estate prices are expected to negatively affect our results of real estate.

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

As of June 30, 2013, our portfolio of mortgage loans consisted of the following ($ in thousands):

Location	Loan count	Carrying value (1)	Unpaid principal balance	Collateral market value (2)	Weighted Average LTV (3)
Alabama	4	$399	$713	$619	122.1%
Arkansas	4	458	744	746	100.7%
Arizona	35	4,010	8,135	5,981	157.5%
California	202	43,955	78,392	62,008	144.6%
Colorado	11	1,990	2,413	2,838	92.9%
Connecticut	18	2,339	4,724	3,408	170.5%
Delaware	6	963	1,780	1,513	120.6%
Florida	359	34,696	77,465	49,765	183.2%
Georgia	52	3,749	8,507	5,297	187.0%
Hawaii	2	554	954	980	100.5%
Iowa	2	97	178	158	113.8%
Idaho	2	250	515	322	160.6%
Illinois	81	8,569	19,556	13,554	164.4%
Indiana	12	971	1,914	1,392	184.4%
Kansas	2	109	220	155	144.5%
Kentucky	4	193	366	288	140.0%
Louisiana	10	1,179	1,912	1,801	111.1%
Massachusetts	25	4,059	8,299	6,839	133.4%
Maryland	68	7,984	18,530	12,786	162.6%
Maine	6	593	1,088	944	120.9%
Michigan	7	317	915	491	212.6%
Minnesota	2	250	644	420	157.1%
Missouri	6	455	774	723	117.1%
Mississippi	5	225	504	334	182.4%
North Carolina	18	2,252	4,039	3,350	123.6%
Nebraska	3	136	311	231	138.7%
New Jersey	79	8,301	21,882	14,314	174.2%
New Mexico	3	290	396	407	98.7%
Nevada	33	3,221	8,189	4,529	192.3%
New York	22	2,414	5,897	5,392	125.4%
Ohio	21	2,004	3,551	3,208	119.9%
Oklahoma	4	404	571	572	100.2%
Oregon	15	2,551	4,252	3,724	119.8%
Pennsylvania	43	4,935	8,256	7,593	117.8%
Puerto Rico	3	70	278	322	88.2%
Rhode Island	1	107	266	190	139.9%
South Carolina	13	1,594	2,849	2,317	134.0%
South Dakota	1	75	141	130	108.7%
Tennessee	11	755	1,519	1,069	167.0%
Texas	73	7,460	10,737	11,127	112.8%
Utah	5	670	976	855	116.2%
Virginia	27	4,531	7,744	6,928	123.3%
Vermont	2	132	309	340	91.1%
Washington	25	3,004	5,992	4,351	156.8%
Wisconsin	5	250	585	462	145.6%
Total mortgage loans	1,332	$163,520	$327,982	$244,773	156.5%

_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, gross rental rates, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the Carrying Value of our assets, please see Note 4 to our consolidated financial statements.

(2)
Collateral market value is based on the most recent BPO provided to us within 180 days of the balance sheet date or provided to us by the applicable sellers as of the respective cut-off dates for each transaction if the transaction was consummated within the last 180 days. Although we performed diligence on a representative sample of the properties in each portfolio to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(3)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Results of operations

Three and six months ended June 30, 2013

Residential rental revenues

We generated a nominal amount of residential rental revenues for the three and six months ended June 30, 2013. We expect to generate increasing residential rental revenues for the remainder of 2013 upon renovating, listing and renting additional residential rental properties. Our residential rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

We generated $7.2 million and $8.3 million of net unrealized gain on mortgage loans for the three and six months ended June 30, 2013, respectively, which can be broken down into the following components:

•
First, we recognized $1.4 million and $1.6 million for the three and six months ended June 30, 2013, respectively, in unrealized gains driven by a material change in loan status. During the three and six months ended June 30, 2013, we converted 33 and 34 loans to REO status, respectively. Upon conversion of these loans to REO, we marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale);

•
Second, we accreted $5.8 million and $6.7 million in unrealized gains for the three and six months ended June 30, 2013, respectively, relating to discounts and expenses which were priced into the acquisitions. These amounts represent the time value of money and servicing expenses incurred as a property proceeds through the foreclosure process. The judgment embedded in this value is the estimated time that it takes to foreclose on a loan in various jurisdictions.

Through our acquisitions, our loan portfolio has grown from 673 loans at March 31, 2013 to 1332 loans at June 30, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers and renters, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

We generated $1.7 million and $2.1 million of net realized gains on mortgage loans for the three and six months ended June 30, 2013, respectively, from 28 and 38 loan dispositions, respectively, primarily from short sales and foreclosure sales.

Residential rental property operating expenses

We incurred a nominal amount of rental property operating expenses for the three and six months ended June 30, 2013. We expect to incur increasing residential rental property operating expenses in the remainder of 2013 upon converting our mortgage loans to and owning residential rental properties. Our residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred a nominal amount of real estate depreciation and amortization for the three and six months ended June 30, 2013. We expect to incur increasing real estate depreciation and amortization in 2013 upon converting our mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Related party mortgage loan servicing costs

We incurred $1.2 million and $1.6 million of mortgage loan servicing costs primarily from advances of residential property taxes and insurance and servicer fees for the three and six months ended June 30, 2013, respectively. We expect to incur additional mortgage loan servicing costs in the remainder of 2013 to protect our investment in mortgage loans and to continue to service the loans we acquire. Generally the ownership of non-performing and sub-performing mortgage loans will require us to fund the related property taxes and insurance on the properties collateralizing our acquired mortgage loans to avoid tax liens and protect the underlying residential real estate. Therefore, our loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred $0.7 million of interest expense due to borrowings under our repurchase agreement for both the three and six months ended June 30, 2013. We repaid the majority of our borrowings under our repurchase agreement as of June 30, 2013. We expect to incur additional interest expense in the remainder of 2013 as our average financing and/or securitization levels increase to fund and leverage additional purchases and our ownership of non-performing and sub-performing loan portfolios. The interest rate on our initial funding under the repurchase agreement is subject to changes in cost of funds. Cost of funds currently is at historically low levels and any increase in cost of funds will cause our contractual interest expense to increase.

Related party general and administrative

We incurred $1.2 million and $2.2 million of related party general and administrative expenses for the three and months ended June 30, 2013, respectively, primarily consisting of acquisition costs and expense reimbursements to our manager for salaries and benefits attributable to their services on behalf of our business.

General and administrative expenses

We incurred $0.7 million and $1.7 million of general and administrative expenses for the three and six months ended June 30, 2013 primarily consisting of professional fees and acquisition costs. Additionally, we incurred certain other organizational costs in the first three months of 2013 related to the commencement of our business and being a new public company.

Liquidity and capital resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of residential mortgage loans, our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements), purchase additional portfolios of sub-performing and non-performing mortgage loans when our manager identifies them and make distributions to our stockholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We expect our primary sources of liquidity to be proceeds from our investments and proceeds from borrowings and/or additional equity offerings.

We were initially funded with the $100 million we received from Altisource in connection with our separation on December 21, 2012. In addition, on May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.5 million. We used a portion of the proceeds of the offering to pay down our existing repurchase facility. However, we intend to re-leverage our existing portfolio and to use the net proceeds of the offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement, fund our subscription agreement in NewSource and for working capital.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. To date, we have completed one borrowing pursuant to a master repurchase agreement that our operating partnership entered with a large money center bank on March 22, 2013. The purpose of the repurchase agreement is to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum funding available to us under the repurchase agreement is $100 million, subject to certain sublimits. As of July 18, 2013, an aggregate of $0.5 million was outstanding under the repurchase agreement. The obligations under the repurchase agreement are fully guaranteed by us. The repurchase agreement matures on March 21, 2014.

Because our current debt facility and anticipated additional debt financings, at least near term, are expected to consist solely of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital.

Under the terms of the repurchase agreement, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender equity interests in our Delaware statutory trust subsidiary that owns the underlying mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the repurchase agreement is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. With respect to funds drawn under the repurchase agreement, the operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable underlying mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreement.

The repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreement contains customary events of default. We are restricted by the terms of our repurchase agreement from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreement. We monitor our banking partner's ability to perform under the repurchase agreement and have concluded there is currently no reason to doubt that it will continue to perform under the repurchase agreement as contractually obligated.

Based on our current portfolio and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, which include funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. To the extent we have significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, we may seek to obtain additional debt and/or equity financing.

We expect our existing business strategy will require additional debt and/or equity financing. Our manager continues to explore a variety of financing sources to support our growth including, but not limited to, debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth our cash flows ($ in thousands):

Six months ended June 30, 2013
Net cash used in operating activities	$(4,605)
Net cash used in investing activities	(181,545)
Net cash provided by financing activities	309,460
Total cash flows	$123,310

Net cash used in operating activities for the six months ended June 30, 2013 consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, organization costs, acquisition costs and expense reimbursements to our manager for salaries and benefits.

Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of $188.6 million of investments in non-performing and sub-performing loan pools partly offset by $7.1 million of proceeds from the disposition of loans. During periods in which we purchase a significant number of mortgage loans and conducts substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities, which will typically consist of proceeds from the disposition of loans.

Net cash provided by financing activities consisted primarily of the net proceeds from the issuance of common stock. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of June 30, 2013.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We believe that we will comply with the provisions of the federal income tax code applicable to REITs beginning for the year ending December 31, 2013 and intend to elect REIT status upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our taxable REIT subsidiaries will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, we record the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We do not separately accrue interest income. Carrying costs such as advances of taxes and insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, we consider the risk of nonperformance when determining fair value.
Our capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.
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

Item 3. Quantitative and qualitative disclosures about market risk

For information regarding our market risk as of June 30, 2013, see "Item 7A. Quantitative and qualitative disclosures about market risk" in our 2012 annual report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our market risk since December 31, 2012. For information regarding our market risk as of June 30, 2013, see "Item 7A. Quantitative and qualitative disclosures about market risk" in our 2012 annual report on Form 10-K.

Item 2. Unregistered sales of equity securities and use of proceeds.
We did not issue unregistered equity securities during the quarter ended June 30, 2013.

On April 25, 2013, our registration statement on Form S-11 (File No. 333-187318) was declared effective by the SEC for a public offering pursuant to which we sold 17,250,000 shares of common stock at a price to the public of $18.75 per share. Citigroup, Credit Suisse, Deutsche Bank Securities and J.P. Morgan acted as the joint book-running managers and RBC Capital Markets, JMP Securities and Piper Jaffray acted as co-managers in the transaction.

The offering commenced as of April 25, 2012, and did not terminate before all of the securities registered in the registration statement were sold. On May 1, 2013, we closed the sale of the shares of common stock, resulting in net proceeds of approximately $309.5 million after deducting the underwriting fees of approximately $13 million. Total estimated expenses of the offering were approximately $14 million, which includes the underwriting discount and other estimated offering expenses.

To date, we have used approximately $79.8 million of the net proceeds of the offering to pay down our indebtedness under our repurchase agreement and the remaining net proceeds have not yet been deployed, subject to our completion of the acquisitions of non-performing loan portfolios described herein.

There has been no material change in the planned use of proceeds from the offering as described in our final Prospectus filed with the SEC on April 26, 2013.

Item 4. Mine safety disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed on April 8, 2013).
3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).
10.1	Altisource Residential Corporation 2013 Director Equity Plan (incorporated by reference to the registrant's Current Report on Form 8-K filed on May 31, 2013).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	July 23, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer