Form 10-Q
period 2013-09-30
Altisource Residential Corp
filed 2013-10-22
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 15, 2013, 42,276,057 shares of our common stock were outstanding.

Altisource Residential Corporation
September 30, 2013

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 15, 2013, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets:
Real estate assets, net:
Land	$224	$—
Rental residential properties, net	1,128	—
Real estate owned	14,408	—
	15,760	—
Real estate assets held for sale	1,074	—
Mortgage loans	641,903	—
Cash and cash equivalents	98,252	100,005
Restricted cash	3,092	—
Related party receivables	6,272	—
Deferred leasing and financing costs, net	1,744	—
Prepaid expenses and other assets	911	6
Total assets	769,008	100,011
Liabilities:
Repurchase agreements	338,800	—
Accounts payable and accrued liabilities	2,408	46
Related party payables	2,746	54
Total liabilities	343,954	100
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 25,087,236 and 7,810,708 shares issued and outstanding, respectively	251	78
Additional paid-in capital	409,449	99,922
Retained earnings/(accumulated deficit)	15,354	(89)
Total equity	425,054	99,911
Total liabilities and equity	$769,008	$100,011

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Rental revenues and net gain on investments:
Rental revenues	$6	$6
Net unrealized gain on mortgage loans	17,670	25,963
Net realized gain on mortgage loans	1,909	4,015
Total rental revenues and net gain on investments	19,585	29,984
Expenses:
Residential rental property operating expenses	191	275
Real estate depreciation and amortization	4	4
Mortgage loan servicing costs	2,154	3,788
Interest expense	467	1,163
Related party general and administrative	2,039	4,474
General and administrative	1,190	2,690
Total expenses	6,045	12,394
Other income	169	362
Net income	$13,709	$17,952

Earnings per share of common stock – basic:
Earnings per basic share	$0.55	$1.03
Weighted average common stock outstanding – basic	25,078,727	17,484,598
Earnings per share of common stock – diluted:
Earnings per diluted share	$0.53	$0.98
Weighted average common stock outstanding – diluted	25,949,293	18,373,205

Dividend declared per common share	$0.10	$0.10

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Issuance of common stock, including stock option exercises	17,276,528	173	323,330	—	323,503
Cost of issuance of common stock	—	—	(13,991)	—	(13,991)
Dividends on common stock	—	—	—	(2,509)	(2,509)
Share-based compensation	—	—	188	—	188
Net income	—	—	—	17,952	17,952
September 30, 2013	25,087,236	$251	$409,449	$15,354	$425,054

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
June 7, 2012 (inception)	—	$—	$—	$—	$—
Issuance of common stock	—	—	500	—	500
September 30, 2012	—	$—	$500	$—	$500

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2013	June 7, 2012 (inception) to September 30, 2012
Operating activities:
Net income	$17,952	$—
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(25,963)	—
Net realized gain on mortgage loans	(4,015)	—
Real estate depreciation and amortization	4	—
Share-based compensation	188	—
Amortization of deferred financing costs	630	—
Changes in operating assets and liabilities:
Related party receivables	(527)	—
Prepaid expenses and other assets	(213)	—
Accounts payable and accrued liabilities	1,103	—
Related party payables	1,174	—
Net cash used in operating activities	(9,667)	—
Investing activities:
Investment in mortgage loans	(642,645)	—
Investment in real estate	(6,198)	—
Investment in renovations	(145)	—
Mortgage loan dispositions and payments	15,895	—
Change in restricted cash	(3,092)	—
Net cash used in investing activities	(636,185)	—
Financing activities:
Issuance of common stock, including stock option exercises	323,619	500
Cost of issuance of common stock	(13,441)	—
Dividends on common stock	(2,509)	—
Payment of tax withholdings on exercise of stock options	(116)	—
Proceeds from repurchase agreement	418,099	—
Repayments of repurchase agreement	(79,299)	—
Payment of deferred financing costs	(2,254)	—
Net cash provided by financing activities	644,099	500
Net increase/(decrease) in cash and cash equivalents	(1,753)	500
Cash and cash equivalents as of beginning of the period	100,005	—
Cash and cash equivalents as of end of the period	$98,252	$500

Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$10,598	$—
Changes in accrued equity issuance costs	$1,242	$—
Changes in related party receivable from mortgage loan dispositions and repayments	$5,745	$—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation was incorporated in Maryland on July 19, 2012, as a wholly owned subsidiary of Altisource. Our business is to acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. Our preferred resolution methodology is to modify the non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. Considering the seriously delinquent status of the loans we acquire, we expect a majority of the remaining loans to be converted to single-family rental properties that we believe will generate long-term returns for our stockholders.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became an independent publicly traded company through the contribution to us by Altisource of $100.0 million and the distribution of our shares of common stock to the shareholders of Altisource. Our shares of common stock began trading “regular way” on the New York Stock Exchange under the symbol “RESI” on December 24, 2012. Subsequent to our separation, we immediately commenced operations.

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

We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential L.P., a Delaware limited partnership which we refer to as our “operating partnership.” The operating partnership was organized on June 7, 2012 which we refer to as “inception.” We own 100% of the operating partnership’s general partner and 100% of the outstanding limited partnership interests in our operating partnership.

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

On March 22, 2013, we entered into a master repurchase agreement, which we refer to as the “CS repurchase agreement,” with Credit Suisse First Boston Mortgage Capital LLC to finance the acquisition and ownership of residential mortgage loans and owned properties, which we refer to as "REO Properties." The maximum funding available to us under the CS repurchase agreement is $100.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The CS repurchase agreement matures on March 21, 2014 subject to extension by us for an additional 12 months.

On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.5 million. We have used the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement and for working capital.

On September 12, 2013, we entered into a Master Repurchase Agreement, which we refer to as the “DB repurchase agreement,” with Deutsche Bank AG, Cayman Islands Branch to finance the acquisition and ownership of residential mortgage loans and

REO Properties. The maximum funding available to us under the DB repurchase agreement is $125.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The DB repurchase agreement matures on March 11, 2016. After the first 18 months of the DB repurchase agreement, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On September 23, 2013, we entered into a Master Repurchase Agreement and Securities Contract, which we refer to as the “WF repurchase agreement,” with Wells Fargo Bank, National Association to finance the acquisition and ownership of residential mortgage loans and REO Properties. The maximum funding available to us under the WF repurchase agreement is $200.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The WF repurchase agreement matures on March 23, 2015, subject to extension by us for an additional 12 months.

Because we commenced operations on December 21, 2012, we have no comparable results for the three and nine months ended September 30, 2012. Accordingly, we have not included the comparative three and nine month periods from 2012 in our consolidated statement of operations. Additionally, because the operating partnership was organized on June 7, 2012, our consolidated statement of cash flows and consolidated statement of stockholders' equity for the nine months ended September 30, 2012 do not include nine full months of operating activities.

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

2. Mortgage loans at fair value

Acquisitions

During the nine months ended September 30, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $122 million.

•
On August 6, 2013 and September 19, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $241 million.

•	On August 26, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $67 million.

•	On September 30, 2013, a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $404 million.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

During the three and nine months ended September 30, 2013, we expensed $0.9 million and $1.3 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three and nine months ended September 30, 2013, we transferred 43 and 74 mortgage loans, respectively, at fair value based on broker price opinion (BPO), of $6.2 million and $10.6 million, respectively, to real estate owned.

Dispositions

During the three and nine months ended September 30, 2013, we disposed of 55 and 93 mortgage loans, respectively, primarily through short sales and foreclosure sales. As a result, we recorded $1.9 million and $4.0 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three and nine months ended September 30, 2013, we acquired 34 and 40 residential properties, respectively, which are classified as real estate owned on our balance sheet. These REO Properties were acquired as part of the loan portfolio acquisitions described above and were converted to properties upon foreclosure of the mortgage loans prior to the acquisition closing date. The aggregate purchase price attributable to these properties was $5.9 million and $6.2 million, respectively.

Real estate held for sale

As of September 30, 2013, we classified 14 properties having carrying value of $1.1 million as real estate held for sale because we intend to sell properties which do not meet our residential rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have had no significant operations, and, therefore, we are not presenting discontinued operations related to these properties.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of September 30, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$641,903
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$10,598
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$338,800	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because we did not own any mortgage loans or residential properties at that time. Additionally, there have been no transfers between levels for the three and nine months ended September 30, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of transfers of mortgage loans to real estate owned is estimated using broker price opinions. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Mortgage loans
Beginning balance	$163,520	$—
Investment in mortgage loans	475,998	644,163
Net unrealized gain on mortgage loans	17,670	25,963
Net realized gain on mortgage loans	1,909	4,015
Mortgage loan payments	(999)	(2,616)
Mortgage loan dispositions	(9,996)	(19,024)
Transfer of mortgage loans to real estate owned	(6,199)	(10,598)
Ending balance	$641,903	$641,903

Net unrealized gain on mortgage loans held	$17,670	$25,963
Accumulated net unrealized gain on mortgage loans held	$25,963	$25,963

There was no corresponding activity for level 3 assets for the three and nine months ended September 30, 2012 because we did not own any such assets at that time.

The following table sets forth the fair value of our mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency as of September 30, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
Current	167	$19,953	$38,052	$32,599
30	33	3,113	6,605	5,147
60	21	3,401	5,731	5,249
90	1,013	162,127	284,243	239,480
Foreclosure	3,786	453,309	829,265	658,265
Mortgage loans	5,020	$641,903	$1,163,896	$940,740

We did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, home prices, alternate loan resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value of an asset. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of September 30, 2013:

Input	Range
Discount rate	15.0%
Annual change in home pricing index	-1.8% to 4.6%
Loan resolution probabilities — modification	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%
Loan resolution timelines	1 to 67 months
Value of underlying properties	$4,500 to $2.8 million

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because we did not own any such assets at that time.

5. Repurchase agreements

Our operating partnership has entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2013, the weighted average annualized interest rate on borrowing under our repurchase agreements was 3.08%. The following table sets forth data with respect to our repurchase agreements as of September 30, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
Repurchase agreement due March 21, 2014	$100,000	$165,790	$87,916
Repurchase agreement due March 23, 2015	200,000	270,219	176,583
Repurchase agreement due March 11, 2016	125,000	130,833	74,301
	$425,000	$566,842	$338,800

Under the terms of the repurchase agreements, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender the underlying mortgage assets or equity interests in our statutory trust subsidiaries that own the mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, the operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreements. We monitor our banking partners' ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

6. Commitments and contingencies

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., a title insurance and reinsurance company, which we refer to herein as “NewSource.” No amounts have been invested as of September 30, 2013, and, therefore, the commitment remains $18.0 million as of September 30, 2013.

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no legal or regulatory proceedings have been threatened against us. We may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

7. Related party transactions

During the nine months ended September 30, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64.4 million.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013	Counter-party	Consolidated Statements of Operations location
Residential rental property operating expenses	$138	$246	Altisource	Residential rental property operating expenses (paid by Residential)
Mortgage loan servicing costs	$2,134	$3,335	Ocwen	Mortgage loan servicing costs (paid by Residential)
Due diligence and dead deal costs	$651	$1,004	Altisource	Related party general and administrative expenses
Expense reimbursements	$1,307	$3,371	AAMC	Related party general and administrative expenses
Management incentive fee	$51	$51	AAMC	Related party general and administrative expenses

There were no corresponding related party transactions from June 7, 2012 (inception) to September 30, 2012.

8. Share-based payments

During the nine months ended September 30, 2013, we granted 16,355 shares of stock pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $18.47. Of these shares, 4,265 were issued in connection with our directors' service on the board from January 24, 2013 to our 2013 annual meeting of stockholders and the remaining 12,090 are expected to be issued for their service from the 2013 annual meeting to the 2014 annual meeting of stockholders. During the three months ended September 30, 2013, we granted no share-based payments. As of September 30, 2013, we had an aggregate of $0.1 million of total unrecognized share-based compensation costs which will be recognized over a weighted average remaining estimated term of 0.67 years.

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

We may elect to treat certain of our future subsidiaries as taxable REIT subsidiaries which we refer to as “TRS." In general, a TRS may hold assets and engage in activities that the REIT cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.

As of September 30, 2013, we did not have any unrecognized tax benefits. Additionally, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2012.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Numerator
Net income	$13,709	$17,952

Denominator
Weighted average common stock outstanding – basic	25,078,727	17,484,598
Stock options using the treasury method	870,566	888,607
Weighted average common stock outstanding – diluted	25,949,293	18,373,205

Earnings per basic share	$0.55	$1.03
Earnings per diluted share	$0.53	$0.98

Stock options excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive	—	—

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

12. Subsequent events

On October 1, 2013, we completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. We have used a portion of the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans and to fund our investment in NewSource, as described below. We intend to use the remaining proceeds of this offering to purchase additional portfolios of mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement and for working capital.

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource.

On October 21, 2013, we consummated the remainder of our previously announced mortgage loan acquisition. We purchased 1,100 first lien residential mortgage loans, substantially all of which are non-performing, having an aggregate market value of underlying properties of $298 million.

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

We acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans, or NPLs, throughout the United States. Our preferred resolution methodology is to modify the non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. Considering the seriously delinquent status of the loans we acquire, we expect a majority of the remaining loans to be converted to single-family rental properties that we believe will generate long-term returns for our stockholders.

During the quarter we completed the acquisition of three portfolios of NPLs consisting of 3,817 loans with approximately $868 million of unpaid principal balance, or “UPB,” and $712 million of market value of underlying properties.

Operation of our business model

We believe our business model provides us with operating capabilities that are difficult to replicate and positions us to capitalize on a substantial market opportunity. Our success will be dependent on our ability to acquire single-family properties at attractive acquisition prices, effectively and efficiently manage properties in our rental portfolio and raise capital at accretive pricing, which we believe will help us achieve our business objective of generating attractive risk-adjusted returns for our stockholders through dividends and capital appreciation. As more fully described below, during the quarter or shortly thereafter, we delivered on each of these objectives:

•
We acquired portfolios of non-performing mortgage loans with a total of $1.21 billion in unpaid principle balances and $1.01 billion in market value of underlying properties that we believe meet our return targets and other investment criteria. With the closing of these acquisitions, our nonperforming loan portfolio totals 6,327 loans with $1.56 billion in unpaid principle balances, $1.27 billion in market value of the underlying properties and $851 million in book value.

•
We successfully completed our second accretive equity offering, raising approximately $350 million. We also added $325 million in additional borrowing capacity at attractive rates. We expect that our remaining working capital will enable us to acquire additional loan portfolios with an aggregate underlying property value of approximately $1 billion if we are able to continue to employ similar leverage and achieve similar acquisition discounts as our prior acquisitions; and

•	We met our targets for loan resolution, renovation and leasing in line with the cost and return assumptions we used in our business model.

Our manager and our service providers

We are managed by AAMC. AAMC is a registered investment adviser that was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun-off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource. We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of sub-performing and non-performing loans and single-family rental properties. Pursuant to the asset management agreement, we pay AAMC incentive management fees based on the amount of cash dividends paid to our stockholders. In addition, we reimburse AAMC for certain expenses.

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

Factors affecting our consolidated results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend heavily on sourcing sub-performing and non-performing loans. We believe that we can purchase residential mortgage loans at lower prices than REO properties for two reasons. First, the sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. Second, we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties distributed across the United States. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with a growing supply, provide buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels and therefore a relatively lower cost to ultimately acquire single-family rental properties.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that Residential agrees to acquire, Residential typically acquires fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. In the case of HUD-sponsored acquisitions, however, the HUD sales procedures place certain conditions on HUD’s ability to deliver loans at closing. In some cases, the number of loans we do not acquire could be significant. For example, in the HUD-sponsored acquisition we consummated in August and September 2013, we acquired approximately 83.4% in UPB of the loans that we originally expected to acquire due to timing differences in HUD’s ability to obtain title to the loans being sold. In any case, where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Conversions

We currently expect that a majority of acquired loans will be converted into rental property. As a result, we believe the key variables that will affect our residential rental revenues over the long-term will be average occupancy and rental rates. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan, which could result in variations in our revenue recognition and our operating performance from period to period. There are a variety of factors that may inhibit our ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the time frames we model as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures that may delay the foreclosure process; federal government programs that require specific procedures to be followed to explore the non-foreclosure outcome of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

Expenses

Our expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service our acquired loans and advances of real estate taxes and other corporate advances. Rental property operating expenses are expenses associated with our ownership and operation of rental properties and include expenses that are either impacted by occupancy levels, such as Altisource's inspection, property preservation and renovation fees, property management fees and turnover costs and expenses that do not vary based on occupancy, such as property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year at an asset level since we depreciate our properties on a straight-line basis over a fixed life. The interest expense consists of the costs to borrow money. The general and administrative expenses consist of those costs related to the general operation and overall administration of the business. The expense reimbursement consists primarily of management and employee salaries and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC which was $51,000 for the third quarter of 2013, based on the amount of cash dividends paid to our stockholders.

Resolution methodologies

We employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of revenue we receive. We expect that a portion of our sub-performing and non-performing loans will be returned to performing status primarily through loan modifications. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders at or near the estimated value of the underlying property, or we may also consider selling these modified loans. We believe that a majority of our residential mortgage loans may enter into foreclosure or similar proceedings, ultimately becoming REO. REO property can be converted into single-family rental properties and added to our portfolio if they meet our investment criteria, or they may be sold through REO liquidation. We expect the timelines for each of the different processes to vary significantly, and final resolution could take a significant amount of time from the loan acquisition date.

The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, regulatory environment and other factors. In addition, we expect that a rising interest rate environment would likely have a positive net effect on our operations. Rising interest rates would likely be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels. Even if our interest and operating expenses rise at the same rate as rents, our operating profit would still increase. Despite our beliefs, it is possible that the value of our real estate assets and our net income could decline in a rising interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

The state of the real estate market and home prices will determine proceeds from any sale of real estate. Although we generally intend to own as rental properties the assets we acquire upon foreclosure, we may determine to sell such assets if they do not meet our investment criteria. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results. Conversely, declining real estate prices are expected to negatively affect our results.

Portfolio size

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A larger investment portfolio, however, will drive increased expenses including servicing fees to Ocwen, property management fees to Altisource and related fees payable to AAMC. We may also incur additional interest expense to finance the purchase of our assets.

Current Portfolio

On February 14, 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 460 mortgage loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties. The portfolio was purchased from Ocwen and the mortgage loans were originated by an entity unrelated to Ocwen.

On March 21, 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 230 mortgage loans with approximately $56 million of UPB and approximately $39 million in aggregate market value of underlying properties. The portfolio was purchased from six separate trusts managed by Invesco Advisers, Inc. and the mortgage loans were originated by an entity unrelated to the sellers.

On April 5, 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 720 mortgage loans with approximately $172 million of UPB and approximately $122 million in aggregate market value of underlying properties. The portfolio was purchased from Protium Master Grantor Trust and the mortgage loans were originated by an entity unrelated to the seller.

In August and September 2013, we acquired from HUD and SerVertis, two separate portfolios of residential mortgage loans. The portfolios consisted of 2,270 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $392 million and an aggregate market value of underlying properties of approximately $308 million. The loans were originated by various entities related and unrelated to the respective sellers.

In September and October 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 2,647 mortgage loans with approximately $821 million of UPB and approximately $702 million in aggregate market value of underlying properties. The loans were originated by various entities related and unrelated to the seller.

Throughout this quarterly report, all UPB and market value amounts for the portfolios we have acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

We refer to the assets underlying our completed acquisitions through September 30, 2013 as our “Current Portfolio.” The assets underlying the acquisition we completed on October 21, 2013 are not included in this Current Portfolio.

As of September 30, 2013, we had 114 REO properties. The aggregate market value of these REO properties as of September 30, 2013 was approximately $19 million, or approximately 2% of the total market value of our Current Portfolio. As of September 30, 2013, five of these REO properties had been rented and were occupied by tenants and nine REO properties were currently in varying stages of lease preparation.

The remainder of our Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price for our Current Portfolio was 68% of the aggregate market value, as determined by the most recent broker price opinion (BPO) provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table below provides a summary of the residential mortgage loans in our Current Portfolio based on the respective UPB and respective values as of September 30, 2013 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	49	$4,042	$6,637	$5,479	147.0%
Alaska	1	129	197	195	101.0%
Arizona	114	16,553	26,131	21,517	141.0%
Arkansas	25	2,073	3,520	2,688	177.0%
California	637	166,506	256,407	230,889	126.0%
Colorado	64	9,695	12,737	12,581	109.0%
Connecticut	66	8,035	16,972	13,426	149.0%
Delaware	19	2,673	4,833	4,012	124.0%
Dist. of Columbia	10	2,538	3,320	3,762	133.0%

Florida	926	81,240	171,313	114,019	187.0%
Georgia	185	17,241	33,571	23,114	175.0%
Hawaii	14	3,055	6,101	5,566	114.0%
Idaho	10	1,055	1,616	1,436	119.0%
Illinois	249	24,833	54,118	37,789	179.0%
Indiana	185	14,157	22,897	19,291	138.0%
Iowa	3	142	286	208	145.0%
Kansas	8	547	892	754	135.0%
Kentucky	71	5,095	8,262	7,485	118.0%
Louisiana	11	1,238	2,024	2,123	121.0%
Maine	13	1,161	2,043	2,003	116.0%
Maryland	223	29,623	62,271	45,286	161.0%
Massachusetts	110	16,356	31,480	28,156	123.0%
Michigan	67	5,267	10,040	6,827	208.0%
Minnesota	23	2,410	4,353	3,265	147.0%
Mississippi	13	715	1,410	1,081	165.0%
Missouri	43	2,524	4,671	3,500	190.0%
Montana	2	258	365	361	108.0%
Nebraska	10	986	1,671	1,350	133.0%
Nevada	87	12,727	23,617	16,299	162.0%
New Hampshire	10	1,680	2,532	2,374	115.0%
New Jersey	278	37,438	88,027	64,428	163.0%
New Mexico	43	4,213	6,872	6,220	117.0%
New York	267	38,584	78,844	73,254	118.0%
North Carolina	117	11,765	18,775	15,644	140.0%
North Dakota	1	86	123	130	95.0%
Ohio	99	7,466	14,873	11,989	165.0%
Oklahoma	7	818	1,121	1,103	104.0%
Oregon	50	7,417	12,224	10,677	128.0%
Pennsylvania	177	17,382	30,637	25,769	144.0%
Puerto Rico	3	85	278	343	106.0%
Rhode Island	36	2,778	8,528	4,218	273.0%
South Carolina	128	10,945	18,092	14,694	143.0%
South Dakota	4	363	572	564	102.0%
Tennessee	52	5,444	8,462	7,437	128.0%
Texas	104	11,107	14,670	15,612	107.0%
Utah	97	13,754	19,877	18,353	115.0%
Vermont	5	488	903	922	102.0%
Virginia	32	5,634	8,938	8,538	114.0%
Washington	153	23,706	39,653	32,670	136.0%
West Virginia	1	42	67	60	112.0%
Wisconsin	118	7,834	16,073	11,279	195.0%
Total mortgage loans	5,020	$641,903	$1,163,896	$940,740	148.9%
_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

(2)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we performed diligence on a representative sample of the properties in each portfolio to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(3)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Results of operations

Three and nine months ended September 30, 2013

Residential rental revenues

We generated a nominal amount of residential rental revenues for the three and nine months ended September 30, 2013. We expect to generate increasing residential rental revenues for the remainder of 2013 upon renovating, listing and renting additional residential rental properties. Our residential rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

We generated $17.7 million and $26.0 million of net unrealized gain on mortgage loans for the three and nine months ended September 30, 2013, respectively, which can be broken down into the following components:

•
First, we recognized $1.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively, in unrealized gains driven by a material change in loan status. During the three and nine months ended September 30, 2013, we converted 43 and 74 loans to REO status, respectively. Upon conversion of these loans to REO, we marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•
Second, we accreted $15.9 million and $23.0 million in unrealized gains for the three and nine months ended September 30, 2013, respectively, relating to discounts and expenses which were priced into the acquisitions. These amounts represent the time value of money and servicing expenses incurred as a property proceeds through the foreclosure process. The judgment embedded in this value is the estimated time that it takes to foreclose on a loan in various jurisdictions.

Through our acquisitions, our loan portfolio has grown from 1,332 loans at June 30, 2013 to 5,020 loans at September 30, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

We generated $1.9 million and $4.0 million of net realized gains on mortgage loans for the three and nine months ended September 30, 2013, respectively, from 55 and 93 loan dispositions, respectively, primarily from short sales and foreclosure sales.

Residential rental property operating expenses

We incurred $0.2 million and $0.3 million of rental property operating expenses for the three and nine months ended September 30, 2013, respectively. We expect to incur increasing residential rental property operating expenses in the remainder of 2013 upon converting our mortgage loans to and owning residential rental properties. Our residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred a nominal amount of real estate depreciation and amortization for both the three and nine months ended September 30, 2013. We expect to incur increasing real estate depreciation and amortization in 2013 upon converting our mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Mortgage loan servicing costs

We incurred $2.2 million and $3.8 million of mortgage loan servicing costs primarily for advances of residential property insurance and servicer fees for the three and nine months ended September 30, 2013, respectively. We expect to incur additional mortgage loan servicing costs in the remainder of 2013 to protect our investment in mortgage loans and to continue to service the acquired loans. Generally the ownership of non-performing and sub-performing mortgage loans will require us to fund property insurance on the properties collateralizing our acquired mortgage loans to protect the underlying residential real estate. Therefore, our loan servicing costs could be higher than expected in a given period if the number of unconverted non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred $0.5 million and $1.2 million of interest expense due to borrowings under our repurchase agreement for the three and nine months ended September 30, 2013. We expect to incur additional interest expense in the remainder of 2013 as our average financing levels increase to fund and leverage additional purchases and our ownership of non-performing and sub-performing loan portfolios. The interest rate on our funding under the repurchase agreements is subject to changes in cost of funds. Cost of funds currently is at historically low levels and any increase in cost of funds will cause our contractual interest expense to increase.

Related party general and administrative

We incurred $2.0 million and $4.5 million of related party general and administrative expenses for the three and nine months ended September 30, 2013, respectively, primarily consisting of acquisition costs, incentive management fees and expense reimbursements to our manager for salaries and benefits attributable to their services on behalf of our business.

General and administrative expenses

We incurred $1.2 million and $2.7 million of general and administrative expenses for the three and nine months ended September 30, 2013 primarily consisting of professional fees and acquisition costs.

Liquidity and capital resources

As of September 30, 2013, we had cash and cash equivalents of $98.3 million. Our liquidity reflects our ability to meet our current obligations (including the purchase of residential mortgage loans, our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements), purchase additional portfolios of sub-performing and non-performing mortgage loans when our manager identifies them and make distributions to our stockholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We expect our primary sources of liquidity to be proceeds from our investments and proceeds from borrowings and/or additional equity offerings.

We were initially funded with $100.0 million we received from Altisource in connection with our separation on December 21, 2012. In addition, on May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. We used a portion of the proceeds of the May 2013 offering to repay substantially all amounts then outstanding under the CS repurchase agreement. Subsequently, in August and September 2013, we used a portion of the net proceeds of the May 2013 offering to acquire the portfolios of loans we consummated in August and September 2013. See “—Current Portfolio.” In September 2013, we borrowed $74.3 million under the DB repurchase agreement to leverage the portfolios we acquired for cash in August and September and borrowed $87.5 million under the CS repurchase agreement that was previously repaid. These borrowings were made in order to leverage our portfolio and provide funds to complete the acquisition of the mortgage loans we acquired on September 30, 2013. Concurrently with the closing of the September 30, 2013 acquisition of loans, we also borrowed approximately $176.6 million under the WF repurchase agreement to partially fund the acquisition of loans.

On October 1, 2013, we completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. We used or intend to use the net proceeds of the offerings to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses under the asset management agreement, fund our subscription agreement in NewSource and for working capital.

To date, we have entered into three separate repurchase agreements as described above. The purpose of the repurchase agreements is to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available to us under the repurchase agreements is $425.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of October 15, 2013, we had $338.8 million of borrowings outstanding under the repurchase agreements. The CS repurchase agreement matures on March 21, 2013, the DB repurchase agreement matures on March 11, 2016 and the WF repurchase agreement matures on March 23, 2015, subject to extension by us for an additional 12 months. The DB repurchase agreement provides that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The obligations under the repurchase agreements are fully guaranteed by us.

Under the terms of the repurchase agreements, as collateral for the funds we draw thereunder, the operating partnership will sell to the lender the underlying mortgage assets or equity interests in our statutory trust subsidiaries that own the mortgage assets on our behalf. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the underlying mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, the operating partnership is required to pay the lender interest at the lender's cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to our repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

Following consummation of our October 1, 2013 offering, our primary sources of liquidity will be proceeds from the offering, borrowings under our repurchase agreements, interest we receive from our portfolio of assets and cash generated from our operating results. Based on our current portfolio and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, which include funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the Residential asset management agreement and general corporate expenses. To the extent we have significant opportunities to purchase additional portfolios of sub-performing and non-performing residential mortgage loans, we may seek to obtain additional debt and/or equity financing.

We expect our existing business strategy will require additional debt and/or equity financing. We continue to actively explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Nine months ended September 30, 2013	June 7, 2012 (inception) to September 30, 2012	Change
Net cash used in operating activities	$(9,667)	$—	$(9,667)
Net cash used in investing activities	(636,185)	—	(636,185)
Net cash provided by financing activities	644,099	500	643,599
Total cash flows	$(1,753)	$500	$(2,253)

The change in net cash used in operating activities for the nine months ended September 30, 2013 consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

The change in net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily investments in non-performing and sub-performing loan portfolios, partly offset by proceeds from the disposition of loans. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of September 30, 2013.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We believe that we have complied with and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ending December 31, 2013. We intend to elect REIT status upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ending December 31, 2013 on that portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our REIT taxable income at regular corporate income tax rates. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders.

Our TRSs will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some portion or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, we record the assets at fair value which is generally the purchase price as of the acquisition date. Related acquisition costs are expensed as incurred as components of general and administrative expense. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We do not separately accrue interest income. Carrying costs such as advances of insurance and mortgage servicing fees are expensed as incurred as components of mortgage loan servicing costs. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance. The fair value of mortgage loans is measured on a recurring basis using a discounted cash flow valuation model and considering alternate loan resolution probabilities. Observable inputs to the model include current interest rates, loan amount, payment status and property type. Unobservable inputs to the model include discount rates and forecasts of future home prices, gross rental rates, alternate loan resolution probabilities and timelines. Additionally, for performing loans, we consider the risk of nonperformance when determining fair value.
AAMC's capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee consisting of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and is used to continuously improve the model.
Real estate impairment

With respect to residential properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Residential properties, net

Upon the acquisition of real estate, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion or property appraisal. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, will be classified as investing activities in our Consolidated Statement of Cash Flows. Subsequently, the real estate plus any renovations that improve or extend the life of the asset are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of 3 to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Residential properties are classified either as held for use or held for sale. Residential properties will be classified as real estate and related assets held for sale when sale of the assets has been formally approved and the sale is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases will be recognized on a straight-line basis over the terms of the leases in residential rental revenues. Actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net will represent the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the asset, the amount of the fee is determinable and collectability is reasonably assured.

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

Non-GAAP measures - Estimated REIT taxable income

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. Estimated REIT taxable income should never be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income (unaudited, $ in thousands):

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Net income	$13,709	$17,952

GAAP/tax differences:
Gain on mortgage loans
GAAP unrealized gain on mortgage loans	(17,670)	(25,963)
Tax gain on mortgage loans - modifications	3,802	5,560
Tax gain on mortgage loans - conversions	2,071	3,666
Net GAAP/tax difference from gain on mortgage loans	(11,797)	(16,737)

Capitalized advances	1,569	2,813
Interest income, advance recoveries and other items	1,504	2,381
Total GAAP/tax differences	(8,724)	(11,543)

Total estimated REIT taxable income	$4,985	$6,409

Item 3. Quantitative and qualitative disclosures about market risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of non-performing loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses.

Interest Rate Risk

We will be exposed to interest rate risk from our (a) acquisition and ownership of residential mortgage loans and (b) debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the residential mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense.

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, although we have not yet done so, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing may at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. At September 30, 2013, we had $338.8 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $338.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $3.4 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our risk factors since March 31, 2013. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our quarterly report on Form 10-Q for the first quarter of 2013.

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

Altisource Residential Corporation
Date:	October 22, 2013	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer