Form 10-K
period 2013-12-31
Altisource Residential Corp
filed 2014-02-20
CIK 1555039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

None.

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No  ☐

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $384.8 million, based on the closing share price as reported on the New York Stock Exchange on June 28, 2013 and the assumption that all directors and executive officers of the registrant and their families are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 13, 2014, 56,807,162 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

Altisource Residential Corporation

December 31, 2013

i

Except where the context suggests otherwise, the terms “Residential,” “RESI,” “company,” “we,” “us,” and “our” refer to Altisource Residential Corporation, a Maryland corporation, and its consolidated subsidiaries; and “operating partnership” refers to Altisource Residential, L.P., a Delaware limited partnership, the subsidiary through which we conduct our business. Our “Manager” or “AAMC” refers to Altisource Asset Management Corporation, a United States Virgin Islands corporation, our external manager, and its consolidated subsidiaries. “Altisource” refers to Altisource Portfolio Solutions S.A., a Luxembourg corporation, and its consolidated subsidiaries. “Ocwen” refers to Ocwen Financial Corporation, a Florida corporation, and its consolidated subsidiaries.

Special note on forward-looking statements

Our disclosure and analysis in this annual report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this annual report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing residential mortgage loans;

•	our ability to convert loans to single-family rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired single-family properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to retain our exclusive engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement;

•	our failure to qualify or maintain qualification as a real estate investment trust or “REIT;”

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise, except to the extent required by applicable laws. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements contained herein, please refer to the section “Item 1A. Risk Factors.”

ii

Part I

Reclassification and Renaming of Our Common Stock

On April 4, 2013, we reclassified our previously authorized Class A common stock into Class B common stock and renamed our Class B common stock the “common stock” (the “Reclassification”). Prior to the Reclassification, no Class A common stock was outstanding. Unless otherwise indicated, all references herein to common stock for periods prior to the Reclassification refer to our Class B common stock.

Item 1. Business.

Overview

Altisource Residential Corporation is a Maryland corporation formed in 2012 that is organized and operated in a manner intended to qualify as a REIT. Residential is focused on acquiring, owning and managing single-family rental properties throughout the United States. We acquire our single-family rental properties primarily through the acquisition of sub-performing and non-performing loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned, or “REO,” acquisitions. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. We intend to elect and qualify to be taxed as a REIT, beginning with our taxable year ended December 31, 2013, and we currently expect to maintain this status for the foreseeable future.

Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have also created a large supply of distressed mortgage loans for sale in the market. We believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became a stand-alone publicly traded company through the contribution to us by Altisource of $100 million of equity capital and the distribution of our shares of common stock to the stockholders of Altisource. On the separation date, we entered into long-term service agreements with Ocwen, a leading residential mortgage loan servicer, and with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that our access to Ocwen’s servicing expertise and multifaceted resolution methodologies helps us maximize the value of our loan portfolios and provides us with a competitive advantage over other companies with a similar focus. We also believe that our relationship with Altisource and access to its nationwide vendor network will enable us to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States.

We are managed by AAMC. We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of sub-performing and non-performing loans and single-family residential properties. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource.

Our Business Strategy

Overview

We believe our business model provides us with operating capabilities that are difficult to replicate and positions us to capitalize on the substantial market opportunities described above. Specifically, we believe our differentiated acquisition strategy focused on acquiring non-performing mortgage loans, our multifaceted loan resolution methodologies through Ocwen and our access to an established, nationwide renovation and property management infrastructure provide us with multiple avenues of value creation that will help us to achieve our business objective of generating attractive risk-adjusted returns for our stockholders primarily through dividends and secondarily through capital appreciation.

Acquisition Strategy

We expect to continue to acquire single-family rental properties primarily through our acquisition of sub-performing and non-performing loan portfolios. Based on the experience of AAMC’s management team, we believe that this distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•

we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties across various states. We believe the relatively lower level of competition for sub-performing and non-performing loans, combined with growing supply, provides buyers with the opportunity for a higher discount rate relative to the foreclosure auction and other REO acquisition channels resulting in a relatively lower cost to ultimately acquire single-family rental properties; and

•

we believe that we will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Multifaceted Loan Resolution Methodologies

We believe that our 15-year servicing agreement with Ocwen will allow us to acquire a high volume of non-performing mortgage loans due to Ocwen’s established distressed mortgage loan servicing techniques and platforms. Through our relationship with Ocwen, we employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we intend to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Our preferred resolution methodology is to modify the sub-performing and non-performing loans. Once successfully modified, we expect that borrowers will typically refinance these loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe modification followed by refinancing or sale generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. We expect a majority of our residential mortgage loans will enter into foreclosure, ultimately becoming REO that we can convert into single-family rental properties which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions. We believe that the optionality provided by our multifaceted resolution approach will enable us to bid on large portfolios in an effective manner as all loans may not be amenable to a single resolution strategy.

Established Nationwide Property Management Infrastructure

We believe that our 15-year master services agreement with Altisource will allow us to operate and manage single-family rental properties with efficiency and predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure consisting of technology, standardized and centrally managed processes. It also has a global back office organization that qualifies vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services throughout the United States, which we believe provides us with the following competitive advantages:

•

our management of single-family rental properties using Altisource’s nationwide vendor network is not dependent upon scale; accordingly, unlike many of our competitors, we do not require a critical size of single-family rental properties in a geographic area to attain operating efficiencies;

•

sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; because of our arrangement with Altisource, we believe we are positioned to bid effectively on portfolios with large geographic dispersion;

•

Altisource’s rental marketing strategy is specifically designed to advertise listings across popular industry-focused websites, utilizing their high organic and paid search rankings to generate large volumes of prospective tenants;

•

our contracted relationships with nationwide manufacturers and material suppliers, negotiated by Altisource, enable the ordering and delivery management of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•

Altisource has developed a proprietary inspection and estimating application utilized by third-party inspection vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, enabling more accurate forecasting of long term maintenance requirements; and

•	Altisource’s ongoing tenant management services are coordinated through an internal “24x7” customer service center.

The following illustration provides the structure of the services provided to us by AAMC under the asset management agreement, Altisource under the master services agreement and Ocwen under the servicing agreement:

Although the Ocwen servicing agreement and Altisource master services agreement are not exclusive arrangements, we believe that these relationships provide us with significant competitive advantages with respect to acquiring and maintaining sub-performing and non-performing loans and single-family rental properties. We expect to hold single-family rental property assets over the long-term with a focus on developing brand and franchise value. We also believe that the forecasted growth for the single-family rental marketplace, in combination with our projected asset management and acquisition costs and our ability to acquire assets nationwide, provides us with a significant opportunity to establish ourselves as a leading, externally-managed residential REIT.

Current Portfolio

On February 14, 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 460 mortgage loans with approximately $121 million of unpaid principal balance, or “UPB,” and approximately $94 million in aggregate market value of underlying properties. The portfolio was purchased from Ocwen, and the mortgage loans were originated by an entity unrelated to the seller.

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

On August 26, 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 292 mortgage loans with approximately $82 million of UPB and approximately $67 million in aggregate market value of underlying properties. The portfolio was purchased from several separate trusts managed by Servertis REO, LLC, and the mortgage loans were originated by entities unrelated to the seller.

In August and September 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 1,978 residential mortgage loans with approximately $310 million in UPB and approximately $241 million in aggregate market value of underlying properties. The portfolio was acquired from the U.S. Department of Housing and Urban Development, which we refer to as “HUD,” and the mortgage loans were originated by various entities unrelated to the seller.

In September and October 2013, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 2,647 mortgage loans with approximately $821 million of UPB and approximately $702 million in aggregate market value of underlying properties. The portfolio was purchased from Bank of America, National Association and certain of its affiliated entities and the mortgage loans were originated by various entities related and unrelated to the sellers.

In November 2013, we agreed in principle to acquire a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of approximately 6,500 mortgage loans with approximately $1.92 billion of UPB and approximately $1.54 billion in aggregate market value of underlying properties. On December 24, we completed the first closing under this agreement, consisting of 2,204 mortgage loans, substantially all of which were non-performing, with approximately $657 million of UPB and approximately $530 million in aggregate market value of underlying properties. On January 31, 2014, we purchased the remaining loans under this agreement, consisting of 3,421 mortgage loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties. The portfolio was purchased from Bank of America, National Association and certain of its affiliated entities, and the mortgage loans were originated by various entities related and unrelated to the sellers.

On December 31, 2013, we executed an agreement to acquire a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 650 mortgage loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties. Pursuant to the terms of the agreement, the acquisition was completed on January 2, 2014, the payment date for the transaction. The portfolio was purchased from several affiliates of Bayview Loan Servicing, LLC, and the mortgage loans were originated by entities both related and unrelated to the sellers.

In December 2013, we agreed to acquire from HUD a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 164 mortgage loans with approximately $19 million of UPB and approximately $18 million in aggregate market value of underlying properties for an aggregate purchase price of approximately $11 million. In accordance with HUD’s requirement that its sales settle in two separate closings, we consummated the first closing of this transaction on January 28, 2014, consisting of 66 mortgage loans with $7 million of UPB and $7 million in aggregate market value of underlying properties. We expect to close the remaining portion of the HUD portfolio in the first quarter of 2014. There can be no assurance that we will acquire the remainder of the HUD portfolio in whole or in part on a timely basis or at all.

Throughout this annual report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions through December 31, 2013 as our “Current Portfolio.” The assets underlying our acquisitions completed after December 31, 2013 are not included in our Current Portfolio.

Our mortgage loans become REO properties when we have obtained title to the property through completion of the foreclosure process. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of December 31, 2013, we had 262 REO properties. The aggregate fair value of these 262 REO properties as of December 31, 2013 was approximately $37.1 million, or less than 3% of the total fair value of our Current Portfolio.

As of December 31, 2013, 14 of these 262 REO properties had been rented and were occupied by tenants, 11 were being listed for rent and 18 were in varying stages of lease preparation. With respect to the remaining 219 REO properties, we were in the process of determining whether 203 of these properties meet our rental profile, and 16 were being held for sale. If the REO property meets our rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The remainder of our Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying single-family properties located across the United States. The aggregate purchase price of our Current Portfolio for acquisitions completed through December 31, 2013 was 67.9% of the aggregate market value, as determined by the most recent broker price opinion (BPO) provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table and chart below do not include the 4,137 mortgage loans that we acquired from Bayview, HUD and Bank of America subsequent to December 31, 2013 with an aggregate of $1.1 billion in UPB and aggregate of $892 million of market value of underlying properties. The following table sets forth a summary of the residential mortgage loans in our Current Portfolio as of December 31, 2013 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	56	$4,994	$8,100	$6,678	226.1%
Alaska	1	132	197	185	106.3%
Arizona	177	30,738	47,552	38,541	137.1%
Arkansas	44	3,266	5,517	4,568	147.2%
California	1,270	384,956	561,761	507,276	125.4%
Colorado	69	11,273	14,911	14,272	113.5%
Connecticut	73	9,604	20,186	16,351	148.7%
Delaware	32	4,441	7,360	6,320	127.7%
Dist. of Columbia	25	5,687	7,555	8,102	109.8%
Florida	1,342	150,246	297,037	208,875	163.5%
Georgia	263	25,487	46,239	33,700	156.7%
Hawaii	31	8,186	14,457	14,282	106.3%
Idaho	22	2,769	4,239	3,662	125.0%
Illinois	381	40,988	88,529	63,253	186.1%
Indiana	203	15,843	25,897	22,281	130.5%
Iowa	4	203	364	280	137.0%
Kansas	21	1,542	2,254	1,941	127.3%
Kentucky	83	6,815	10,476	9,640	115.9%
Louisiana	13	1,493	2,329	2,551	103.5%
Maine	17	2,070	3,397	3,457	106.2%
Maryland	344	47,332	95,584	70,316	154.2%
Massachusetts	196	29,576	52,941	47,041	123.7%
Michigan	108	10,594	17,715	13,760	178.4%
Minnesota	63	7,892	13,116	10,525	139.6%
Mississippi	21	1,609	2,668	2,266	136.4%
Missouri	76	4,358	8,716	6,376	183.9%
Montana	4	455	711	650	115.5%
Nebraska	9	838	1,461	1,144	135.0%
Nevada	154	22,953	42,866	28,815	170.8%
New Hampshire	15	1,927	3,505	3,114	122.9%
New Jersey	578	78,340	186,523	136,847	162.3%
New Mexico	81	6,493	12,041	10,077	128.5%
New York	419	68,644	140,870	128,050	125.9%
North Carolina	268	25,070	39,866	33,356	132.8%
North Dakota	1	97	123	138	89.5%
Ohio	108	9,605	16,610	14,642	128.6%
Oklahoma	12	1,598	2,558	2,341	113.6%
Oregon	69	10,269	17,904	15,577	124.6%

Pennsylvania	260	25,633	44,631	37,399	133.3%
Puerto Rico	2	97	224	267	114.2%
Rhode Island	76	5,667	18,324	9,088	236.5%
South Carolina	191	15,929	27,773	22,385	138.4%
South Dakota	4	344	579	525	111.1%
Tennessee	73	7,890	11,593	10,686	121.5%
Texas	190	20,618	26,119	27,727	102.4%
Utah	111	17,159	23,920	22,379	112.3%
Vermont	6	603	1,103	1,095	104.6%
Virginia	58	11,124	17,408	15,964	118.3%
Washington	284	51,732	80,527	70,518	126.6%
West Virginia	3	204	354	289	144.1%
Wisconsin	143	11,780	22,918	17,325	163.1%

Total	8,054	$1,207,163	$2,099,608	$1,726,897	142.4%

(1)	The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 6 to our consolidated financial statements.
(2)	Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we have performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.
(3)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

As set forth in the chart below, approximately 96% of the residential mortgage loans in our Current Portfolio were 60 days or more delinquent as of their respective cut-off dates.

The geographic distribution of the residential mortgage loans in our Current Portfolio is illustrated below. We have provided the loan count and the aggregate UPB as of the respective cut-off dates for the loans located in the 15 states with the highest concentration of loans. As of December 31, 2013, we also had 1,723 loans (21.6% of our Current Portfolio), with an aggregate UPB of $320.7 million (15.3% of our Current Portfolio) as of the respective cut-off dates, dispersed among 34 other states, one territory and the District of Columbia.

Our Strengths

Relationship with Ocwen and Proven Loan Resolution Methodologies

We intend to capitalize on the servicing capabilities of Ocwen, which we view as superior relative to other servicers in terms of cost, management experience, technology infrastructure and platform scalability. Ocwen services our acquired residential mortgage loan portfolios in accordance with the terms of their servicing agreement with us. Ocwen’s servicing approach is focused on the psychological principles influencing borrower behavior and uses non-linear optimization models for deciding the best resolution for a loan. Ocwen’s use of artificial intelligence and dialogue engines seeks to remove variability and human error from the process and provides scalability. Ocwen is a leader in its ability to convert loans that are 90 days or more past due to current status. Ocwen has successfully grown its servicing portfolio to approximately $435 billion as of September 30, 2013.

Importantly, by using Ocwen’s servicing platform to modify as many loans as possible, we believe that more families may remain in their homes because of our efforts.

Relationship with Altisource and its Nationwide Property Management Infrastructure

We believe that we are strategically positioned to operate single-family rental properties across the United States at an attractive cost structure, largely due to Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States.

In 2013, Altisource completed an average of more than 170,000 inspection, maintenance and repair orders per month. This infrastructure has been developed over many years at a significant cost that we believe would be difficult and expensive to replicate. We believe our existing relationship with Altisource gives us a distinct advantage as it allows us to bid on large attractive portfolios regardless of geography at an attractive cost structure.

Other Services Provided by Altisource

In addition to the Ocwen servicing agreement and the Altisource master services agreement, we also have a trademark license agreement with Altisource that provides us with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also have a support services agreement with Altisource to provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance. We believe these support, technology and intellectual property agreements provide us with the ability to grow our business while enabling us to rely on the corporate infrastructure and name recognition that have been established by Altisource over many years.

Expertise of Our Manager

Our senior management team and that of our Manager includes individuals with decades of experience in the real estate, mortgage, housing and asset management markets. Throughout their careers, these executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. AAMC has also internally developed a valuation model that uses proprietary historical data to evaluate and project the performance of residential mortgage loans. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new residential mortgage loans will help us to appropriately value the portfolios at the time of purchase.

Our Investment Process

Our underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics, and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate our resolution timelines using combination of proprietary data and advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws, and enforceability of liens among other factors.

The following graphic outlines our process for assessing sub-performing and non-performing portfolio investment opportunities:

Our Financing Strategy

We intend to continue to finance our investments with leverage, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the asset management agreement. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. We have established an investment committee, whose role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate owned assets. We are also authorized to offer leases on acquired single-family residential real estate. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

The objective of the investment policy is to oversee our efforts to achieve a return on assets consistent with our business objective and to maintain adequate liquidity to meet financial covenants and regular cash requirements.

Any purchase of non-performing or sub-performing residential mortgage loans will be analyzed by the capital markets group of AAMC and presented in written form to our investment committee for approval prior to purchase.

The investment committee is authorized to finance our investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements provided such agreements are negotiated with counterparties approved by the investment committee. We are also permitted to hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the investment committee.

Investment Committee Approval of Counterparties

The investment committee is authorized to consider and approve:

•	the financial soundness of institutions with which we plan to transact business and make recommendations with respect thereto;

•	our risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and

•	investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of our investment committee are subject to the following guidelines:

•	no investment will be made that would cause us or any of our subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause us to be required to register as an investment company under the Investment Company Act of 1940; and

•

until appropriate investments can be identified, we may invest available cash in interest-bearing and short-term investments that are consistent with (a) our intention to qualify as a REIT and (b) our exemption from registration as an investment company under the Investment Company Act of 1940.

Broad Investment Policy Risks

Our investment policy is very broad and, therefore, our investment committee and AAMC have great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not review or approve each proposed investment by AAMC unless it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies. Transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier, than our current investments or the investments currently contemplated. Changes in our investment strategy, investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

Our Manager and the Asset Management Agreement

Under our asset management agreement with AAMC, which we refer to as the “asset management agreement,” AAMC is responsible for, among other duties: (1) performing and administering all our day-to-day operations, (2) defining investment criteria in our Investment Policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rental properties, (6) overseeing Ocwen’s servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services. AAMC provides us with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services to any other party so long as the company and the operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having investment objectives similar to those of the company or the operating partnership, so long as its services to the company and the operating partnership are not impaired thereby.

Incentive Management Fee

Under the asset management agreement, we pay AAMC quarterly incentive management fees as follows:

i.	2% of all cash available for distribution by us to our stockholders and to AAMC as incentive management fees, which we refer to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then

ii.	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.193, then

iii.	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.257, and thereafter

iv.	50% of all additional available cash for the quarter;

in each case set forth in clauses (i) through (iv), as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend.

We will distribute any quarterly distribution to our stockholders after the application of the incentive management fee payable to AAMC.

In the event of the payment of any dividend of cash from capital transactions by us, each of the thresholds described above shall be reduced by an amount equal to the applicable threshold multiplied by a fraction (i) the numerator of which shall be the amount of distributions of available cash that are deemed to be cash from capital transactions that a hypothetical holder of one share of common stock acquired on the separation date has received with respect to such share of common stock, during the period since the separation date through the date of such payment, and (ii) denominator of which shall be $12.74 (as such amount may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend); provided that in no event shall such fraction be greater than 1.

Notwithstanding the foregoing, in the case of cash dividends from capital transactions, no incentive management fee will be paid to AAMC in respect of such dividends unless and until a hypothetical holder of one share of common stock acquired on the separation date has received with respect to such share of common stock, during the period since the separation date through the date of payment, cash dividends from capital transactions in an aggregate amount equal to $12.74 (as such amount may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend).

The asset management agreement defines “capital transactions” to include various financing transactions and sales and other dispositions of assets, but not sales and other dispositions in the ordinary course of business. A sale or disposition is treated for this purpose as being in the ordinary course of business unless it involves, in a single transaction or series of related transactions, assets that have an aggregate value in excess of 50% of the aggregate value of all assets held by us and our subsidiaries on a consolidated basis immediately prior to the consummation of such transaction or, in the case of a series of related transactions, the first such transaction.

We believe that our incentive management fee arrangement with AAMC aligns the interests of AAMC with our stockholders. Unlike incentive fee structures that pay the asset manager fees based on net assets under management or market capitalization, AAMC only earns incentive fees in respect of the amount of cash available for distribution to our stockholders and does not earn incentive fees in respect of cash dividends from capital transactions until the $12.74 per share amount is achieved as described above.

Expense Reimbursement

We are required to reimburse AAMC on a monthly basis for the (i) direct and indirect expenses AAMC incurs or payments it makes on our behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all employees and staff of AAMC and (ii) all other reasonable operating and overhead expenses AAMC incurs related to the asset management services it provides to us. We will not reimburse AAMC for any compensation paid to William C. Erbey in connection with his role of Chairman of AAMC.

Termination

We may not terminate the asset management agreement without cause during the first 24 months of its term. Following such 24-month period, we may terminate the asset management agreement without cause upon the determination of at least two-thirds of our independent directors that (i) there has been unsatisfactory performance by AAMC that is materially detrimental to us, or (ii) the compensation payable to AAMC under the asset management agreement is unreasonable, unless AAMC agrees to compensation that at least two-thirds of our independent directors determine is reasonable.

AAMC may terminate the asset management agreement without cause by providing written notice to us no later than 180 days prior to December 21 of any year during the initial term or a renewal term, and the asset management agreement will terminate on the December 21 following the delivery of such notice.

We will be required to pay AAMC a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by us without cause, (ii) a termination by AAMC as a result of our becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by AAMC if we default in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In the event the asset management agreement is terminated: (1) the Ocwen servicing agreement, the support services agreement and the trademark license agreement will terminate within 30 days; and (2) if the asset management agreement is terminated without cause by us, the Altisource master services agreement may be terminated at Altisource’s sole discretion.

Manager’s Management of the Operating Partnership

General

Substantially all of our assets are and will be held by, and substantially all of our operations will be conducted through, the operating partnership, either directly or through its subsidiaries or trusts for its benefit. Altisource Residential GP, LLC, which we refer to as the “general partner,” is the sole general partner of the operating partnership. We own 100% of the membership interests in the general partner. We also own 100% of the limited partnership interests of the operating partnership. We do not intend to list any operating partnership interests on any exchange or any national market system. The provisions of the limited partnership agreement are described below.

The general partner is managed by AAMC through our asset management agreement with AAMC. Except as otherwise expressly provided in the limited partnership agreement and subject to the rights of holders of any class or series of operating partnership interests, all management powers over the business and affairs of the operating partnership are exclusively vested in AAMC through its management of us and the general partner. No limited partner, in its capacity as a limited partner, has any right to participate in or exercise control or management power over the operating partnership’s business and affairs other than through our Board of Directors’ oversight of AAMC’s executive officers who manage our business and that of the general partner. With limited exceptions, the general partner, through its management by AAMC, may execute, deliver and perform agreements and transactions on behalf of the operating partnership without the approval or consent of any limited partner.

Terms of the Limited Partnership Agreement

Capital Contributions, Profits and Losses and Distributions

Neither the general partner nor the limited partner is required to make any additional capital contribution to the operating partnership, although we intend to contribute funds generally and from this offering into the operating partnership in order to (a) make additional acquisitions of portfolios of sub-performing and non-performing residential mortgage loans and other single-family rental properties, (b) pay servicing fees for the residential mortgage loans we acquire and (c) conduct and/or outsource the renovation, leasing and property management services for assets that become single-family rental properties.

The profits and losses of the operating partnership shall be allocated in proportion to the capital contributions of the partners of the operating partnership.

At the time or times determined by the general partner (through AAMC), the general partner may cause the operating partnership to distribute any cash held by it which is not reasonably necessary for the operation of the operating partnership. If the general partner determines that cash will be distributed, the cash available for distribution will be distributed to us, as the limited partner of the operating partnership since we are the contributor of all the funds in the operating partnership’s capital account.

Restrictions on Transfer of Partnership Interests; Withdrawals

Any partner of the operating partnership may transfer all or any part of its interest in the operating partnership only with the consent of the general partner. Because we are the only limited partner and control the general partner, we do not expect to transfer our limited partnership interests for the foreseeable future.

No partner may withdraw from the operating partnership except pursuant to an amendment to the limited partnership agreement signed by all of the partners. The withdrawal of the limited partner, and admission of a new or substitute limited partner, as applicable, will be effective as of the date of any such amendment. Upon the withdrawal of any partner, the withdrawing partner shall, to the extent permitted by Delaware Revised Uniform Limited Partnership Act, or “DRULPA,” be entitled to payment of the balance of its capital account, and shall have no further right, interest or obligation of any kind whatsoever as a partner in the operating partnership. We do not intend to withdraw as a partner of the operating partnership for the foreseeable future.

Amendments; Admission of Additional Partners

Without our approval as the limited partner, the general partner may amend, and may amend and restate, the limited partnership agreement. The general partner may admit additional limited partners to the operating partnership. The admission of additional limited partners to the operating partnership may be accomplished by the amendment, or the amendment and restatement, of the limited partnership agreement without our consent, and, if required by DRULPA, the filing of an appropriate amendment of the operating partnership’s certificate of formation. We do not intend to add limited partners to the operating partnership for the foreseeable future.

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” a title insurance and reinsurance company in Bermuda. AAMC simultaneously entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. On October 17, 2013, we and AAMC invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”). We believe that NewSource will be able to operate for the foreseeable future without any additional capital investments by us or AAMC. Once fully operational, we expect NewSource to generate a stream of title insurance and reinsurance premiums sourced by Altisource through its relationships with Ocwen and Lenders One, a national alliance of leading community mortgage bankers, correspondent lenders and suppliers of mortgage products and services. We believe that the title insurance and reinsurance business, especially when a minimal amount of sales commissions are paid by the insurer, has the potential to be profitable. As a result, we expect NewSource to provide stable cash flows to us from our preferred investment while at the same time limiting our investment risk.

NewSource intends to retain Altisource under a long-term Title Insurance Services Agreement to provide a wide range of technical underwriting services that will allow NewSource to evaluate title risk in a timely and cost effective manner. Altisource will receive a performance fee of 90% of the net income of NewSource after NewSource pays a preferred dividend of 12% to us. The remaining 10% will be retained by NewSource to fund ongoing operations and for general corporate purposes. Additionally, on November 18, 2013, NewSource entered into a management agreement with AAMC to provide asset management and corporate governance services and in November 2013 entered into a management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations. This will enable NewSource to avoid the cost of having any permanent employees.

Policies with Respect to Certain Transactions

Other than as approved by a majority of the independent directors of our Board of Directors, we will not purchase portfolio assets from, or sell them to, our directors or officers or AAMC, Altisource or Ocwen or any of our or their affiliates, or engage in any transaction in which they have a direct or indirect pecuniary interest (other than our services agreements with Altisource and Ocwen described in more detail in “Certain Relationships and Related Transactions” incorporated by reference into this annual report).

Policies with Respect to Certain Other Activities

We intend to raise additional funds through future offerings of equity or debt securities or the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time, subject to compliance with NYSE listing requirements.

In addition, we have borrowed and intend to continue to borrow money to finance or refinance the acquisition of sub-performing and non-performing residential mortgage loans and single-family properties and for general corporate purposes. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on AAMC’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, maintenance of our REIT qualification, applicable law and other factors, as our Board of Directors may deem relevant from time to time. Our decision to use leverage will be at AAMC’s discretion and will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.

As of the date of this annual report, we do not intend to invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers.

Our Board of Directors may change any of these policies without prior notice to, or the consent of our stockholders.

REIT Qualification

We intend to elect and qualify to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, or the “Code,” beginning with our taxable year ended December 31, 2013 and we currently expect to maintain this status for the foreseeable future. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute to our stockholders.

Even though we intend to elect to be taxed as a REIT, we will be subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries, each of which we refer to as a “TRS.” In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. If our TRS generates net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity. As discussed under “Item 1A. Risk Factors—Risks Related to Our Qualification as a REIT”, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

Exemption from Investment Company Act

We rely on the exception from the Investment Company Act of 1940, as amended, or the “Investment Company Act,” set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe that our $18.0 million investment in NewSource does not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Related to Our Structure—We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.”

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Each of our executive officers is an employee or officer or both, of AAMC, and they are paid by AAMC. As of December 31, 2013, AAMC had seven full-time employees.

Competition

We face competition from various sources for the acquisition of sub-performing and non-performing residential mortgage loans. Our competition includes other REITs, hedge funds, private equity funds, partnerships and developers. To effectively compete, we will rely upon AAMC’s management team and their substantial industry expertise which we believe provides us with a competitive advantage and helps us assess the investment risks and determine appropriate pricing. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to Ocwen’s servicing expertise helps us maximize the value of our loan portfolios and provides us with a competitive advantage over other companies with a similar focus. We also believe that our relationship with Altisource and access to its nationwide vendor network will enable us to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for sub-performing and non-performing residential mortgage loans than we can or may be willing to accept lower returns on investment. As the inventory of available sub-performing and non-performing residential mortgage loans and REO will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC’s management team to effectively supervise Altisource’s renovation, yield management, REO selection process and property management services on our acquired properties. We believe Altisource’s established nationwide vendor network and use of proprietary technology will provide us with a competitive advantage by allowing us to operate with an attractive cost structure and thereby generate attractive returns. Despite these efforts, some of our competitors’ single-family rental properties may be of better quality, or in more desirable locations than our properties or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that satisfy our return objectives.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties resulting from environmental contamination or noncompliance with environmental laws at our properties. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Government Approval

Outside of routine business filings, we do not believe it is necessary to obtain any government approval to operate our business.

Governmental Regulations

We do not believe there are any governmental regulations that will materially affect the conduct of our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act,” and we are eligible to avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which we refer to as the “Sarbanes-Oxley Act,” and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act , which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission which we refer to as the “SEC.” These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1 800-SEC-0330 for further information on the public reference room.

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

Risks Related to Our Business

We have a limited operating history. If we are unable to implement our business strategy as planned, we will be materially and adversely affected.

We recently commenced operations and our business model is relatively untested. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. We generated a nominal amount of residential rental revenue for the year ended December 31, 2013. Our results for prior periods are not necessarily indicative of our results for any future period. In addition, we may not have sufficient additional capital to implement our business model. Moreover, we expect that it will take time to determine success from loan resolution efforts and it could take as long as 24 months, and in some cases longer, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if we are not able to generate sufficient cash flows from our loan modification and refinancing or other activities, we may not have cash available for distribution to our stockholders for an extended period of time. There can be no assurance that our business will remain profitable or that our profitability will be sustainable. The earnings potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

We are an early entrant in an emerging industry, and the long-term viability of our investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the single-family rental property investment strategy on an institutional scale has not yet been proven. As an early entrant in this emerging industry, we are subject to the risk that single-family rental properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected and we may not be able to sustain the growth of our assets and our operations that we seek.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms, the success of our loan resolution efforts, the ability of borrowers to refinance our loans with other lenders, our ability to sell modified loans on favorable terms, the length of time required to convert a distressed loan into a single-family rental property, the level and expected movement of home prices, the occupancy rates and rent levels of properties, the restoration, maintenance, marketing and other operating costs, the level and volatility of interest rates, the availability of short-term and long-term financing on favorable terms, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

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

Residential mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the supply of, value of and the returns on sub-performing and non-performing loans.

Our business model is dependent on the acquisition of a steady supply of sub-performing and nonperforming loans, the success of our loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. The number of sub-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic improvement. Lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration or “FHA” and the Federal Deposit Insurance Corporation or “FDIC” has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program or “HAMP”, which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program or “H4H Program”, which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions including possible amendments to the bankruptcy laws which result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of sub-performing and non-performing loans.

Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or the “DOJ,” HUD, State Attorneys General, the office of the Comptroller of the Currency, or the “OCC,” and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near-term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet our investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or “CFPB,” which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these CFPB or other related measures will have a significant impact on foreclosure volumes or what the timing or extent of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which would materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in our markets.

We may be, or may become, subject to the regulation of various states, including licensing requirements and consumer protection statutes. Our failure to comply with any such laws, if applicable to us, would adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable to us and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our its business strategy could be adversely affected, which could materially and adversely affect us.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently own our loans in Delaware statutory trusts with a national bank as the trustee. Therefore, we do not hold any such licenses. Because we have contributed our acquired sub-performing and non-performing residential mortgage loans to wholly-owned trusts whose trustee is a national bank, we may be exempt from state licensing requirements. Therefore, there is no assurance that we will ever seek or be required to obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements become applicable. If our subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans in the future and have a material adverse effect on us.

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

Competition in identifying and acquiring non-performing loans could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

We face competition from various sources for investment opportunities in sub-performing and non-performing loans including REITs, hedge funds, private equity funds, partnerships and developers. Some third-party competitors have substantially greater financial resources and access to capital than we do and may be able to accept more risk than it can. Competition from these companies may reduce the number of attractive sub-performing and non-performing loan investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices for sub-performing and non-performing loans. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted residential mortgage loans and, in certain cases, where appropriate, seek alternative resolutions for the underlying properties plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain loans we acquire may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through Ocwen, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation and bankruptcy); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

Our assets are not subject to any geographic diversification or concentration limitations. Entities that sell distressed mortgage loan portfolios may group the portfolios by location or other metrics that could result in a concentration of our portfolio by geography, single-family rental property characteristics and/or borrower demographics. Such concentration could increase the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. As of December 31, 2013, approximately 27% of our portfolio by UPB was concentrated in California and approximately 14% of our portfolio by UPB was concentrated in Florida. A material decline in the demand for single-family housing or rentals in these or other areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Short-term leases of residential property expose us more quickly to the effects of declining market rents.

We anticipate that a majority of our leases to tenants of single-family rental properties will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants.

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we will be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not established reserves or set aside sufficient funds for such expenditures, we may have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, we may be unable or unwilling to make capital improvements or may choose to defer such improvements. If this happens, our properties may suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, home owners’ association, or “HOA,” fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also will likely require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or even partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the potential benefit.

Fair values of our mortgage loans are imprecise and may materially and adversely affect our operating results and credit availability, which, in turn, would materially and adversely affect us.

The values of our mortgage loans may not be readily determinable. We measure the fair value of our mortgage loans monthly, but the fair value at which our mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our estimation of the fair value of our mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of our mortgage loans are directly charged or credited to earnings for the period. If we were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of our mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying our mortgage loans and recognize unrealized gains in each period when our mortgage loans are transferred to real estate owned. The fair value of our residential properties is estimated using broker price opinions, or “BPOs,” provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

Challenges to the MERS® System could materially and adversely affect us.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. or “MERS,” a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described under “—Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our cost of doing business and/or diminish our expected return on investments” may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

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

We use leverage as a component of our financing strategy in an effort to enhance our returns. We can provide no assurance that we will be able to timely access all funds available under our financing arrangements or obtain other debt or equity financing on favorable terms or at all. To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to fund acquisitions, property renovations or other capital expenditures will be limited.

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

To the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments to date through our repurchase agreements. When we enter into any repurchase agreement, we sell securities or residential mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us. Our repurchase agreements generally require us to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that we are unable to satisfy these requirements, we could be forced to sell additional investments at a loss which could materially and adversely affect us.

Our repurchase agreements to finance sub-performing and non-performing loans are likely to be complex and difficult to manage. In part, this is due to the fact that our residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that we repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with us. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

We may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

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

We are subject to reporting and other obligations under the Exchange Act, as amended. Under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures. We have incurred, and expect to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on us. In the future, we will also be required to comply with Section 404 of the Sarbanes-Oxley Act which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report thereon by our independent registered public accounting firm. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals, may materially and adversely affect us.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family rental properties for rent;

•	a decline in employment, or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect to have rent terms of two years or less;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates, availability and terms of debt financing; and

•	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy our real estate properties and, as a result, their ability to pay rent to us.

A decrease in the demand for title insurance will adversely impact our investment in NewSource.

We have invested $18.0 million in the non-voting preferred stock of NewSource. The demand for title insurance-related services depends in large part on the volume of real estate transactions. The volume of these transactions historically has been influenced by such factors as mortgage interest rates, availability of financing and the overall state of the economy. When market conditions cause real estate activity to decline, the title insurance industry tends to be adversely affected. In addition, adverse change in the marketplace could lead to an increase in title claims that NewSource may be required to defend and/or pay. Thus, a decline of activity in the real estate market or an increase in title claims could adversely impact NewSource’s ability to generate profits and pay the dividend on our preferred stock, and the value of our investment in NewSource could decline.

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

In addition, NewSource has registered as a Class 3A Bermuda insurance company and is subject to regulation and supervision in Bermuda by the BMA. Changes in Bermuda insurance statutes, regulations and policies could result in restrictions on NewSource’s ability to pursue its business plans, issue reinsurance policies, distribute funds and execute its investment strategy. In addition, NewSource may become subject to regulation and supervision by insurance authorities in any other jurisdictions in which it operates. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on NewSource’s ability to do business or certain activities that are regulated in one or more of the jurisdictions in which it operates and could subject NewSource to fines and other sanctions, which could have a material adverse effect on NewSource’s business and its ability to pay the dividend on our preferred stock. As a result, the value of our investment in NewSource could decline.

Competition could limit our ability to lease single-family rental properties or increase or maintain rents.

Our single-family rental properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ single-family rental properties may be of better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that generate favorable returns.

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

The success of our business model will substantially depend on conditions in the single-family rental property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including:

•	a tightening of credit that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit;

•	economic and employment conditions that have increased foreclosure rates; and

•	reduced real estate values that challenged the traditional notion that homeownership is a stable investment.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family rental properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

We may incur significant costs in renovating our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of our properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, we could be materially and adversely affected.

Single-family rental properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a single-family rental property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately, or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate foreclosure proceedings, some of our properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect us.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could materially and adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

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

Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect us. For example, tenants may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expense and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability, and may damage our reputation with our other tenants and in the communities where we do business.

Eminent domain could lead to material losses on our investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in our markets. Any of these events can cause a material loss to us.

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

A significant number of our single-family rental properties may be part of home owners’ associations. We and our renters will be subject to the rules and regulations of such home owners’ associations which may be arbitrary or restrictive and violations of such rules may subject us to additional fees and penalties and litigation which may be costly.

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

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of our portfolio over time. If tenant-supplied information is inaccurate or our tenants’ creditworthiness declines over time, we may make poor leasing decisions and our portfolio may contain more credit risk than we believe.

We likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the single-family rental property market. Additional actions that may be targeted at us include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of a single-family rental property. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect us.

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

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our single-family rental properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from offsite sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we may have for such events, which could materially and adversely affect us. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected single-family rental property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect our ability to borrow against, sell or rent the affected single-family rental property.

Our properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our single-family rental properties, when acquired which may increase as tax rates change and properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. Increases in property taxes would also adversely affect our yield from rental properties. Any such occurrence may materially and adversely affect us.

Risks Related to Our Management and Our Relationship with AAMC, Altisource and Ocwen

We could have conflicts with AAMC, Altisource and Ocwen, and the Chairman, other members of our Board of Directors or management could have conflicts of interest due to his or their relationship with AAMC, Altisource or Ocwen, which may be resolved in a manner adverse to us.

We do a substantial amount of business with AAMC, Altisource and Ocwen. Conflicts may arise between AAMC, Altisource or Ocwen and us because of our ongoing agreements with them and because of the nature of our respective businesses. We may also have additional dealings with these parties from time to time beyond our ongoing agreements, such as our February 14, 2013 purchase from Ocwen of a portfolio of non-performing residential mortgage loans.

Our Chairman is also the Chairman of AAMC, Altisource and Ocwen. As a result, he has obligations to us as well as to these other entities and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC, Altisource or Ocwen, as the case may be. Our Chairman also currently has substantial investments in AAMC, Altisource and Ocwen, and certain of our other officers and directors own stock or options in one or more of AAMC, Altisource and Ocwen. Such ownership interests could create or appear to create conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC, Altisource and Ocwen, as the case may be.

Each of our executive officers is also an executive officer of AAMC and has interests in our relationship with AAMC that may be different than the interests of our stockholders. As a result, they may have obligations to us and AAMC and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC. In particular, these individuals have a direct interest in the financial success of AAMC which may encourage these individuals to support strategies in furtherance of the financial success of AAMC that could potentially adversely impact us.

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with AAMC, Altisource and Ocwen, including our Chairman recusing himself from negotiations regarding, and approvals of, transactions with these entities (or where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with AAMC). We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with AAMC, Altisource and Ocwen. There can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with AAMC, Altisource or Ocwen, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with these businesses.

Our Board of Directors has approved a very broad investment policy and guidelines for AAMC and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

AAMC is authorized to follow a very broad investment policy and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not review or approve each proposed investment by AAMC unless it falls outside the scope of our previously approved investment policy or constitutes a related party transaction. In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies. Transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly and our agreements with Ocwen and Altisource may simultaneously terminate or be terminated, as applicable.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave AAMC, may become distracted by adverse financial or operational issues in connection with AAMC’s business and other activities or may fail to perform for any reason. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we have on hand an average of $50 million in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having an investment strategy similar to ours, so long as its services to us are not impaired thereby. In the event AAMC provides its services to a competitor, it may be difficult for us to secure a suitable replacement to AAMC on favorable terms or at all or maintain our engagement of AAMC. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to AAMC on favorable terms, or at all. We are unable to terminate the asset management agreement during the first two years of its term except “for cause” as defined therein. In the event we terminate the asset management agreement without cause or AAMC terminates the asset management agreement due to our default in the performance of any material term of the asset management agreement, we will be required to pay a significant termination fee equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination. Furthermore, if the asset management agreement expires or is earlier terminated, the Ocwen services agreement and the Altisource support agreement and trademark license agreement automatically terminate; and if the asset management agreement is terminated without cause, then Altisource has the right to terminate its master services agreement with us. The occurrence of any of the above described events could materially and adversely affect us.

Failure of Altisource to effectively perform its obligations under various agreements with us including the master services agreement, could materially and adversely affect us.

Both AAMC and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect AAMC’s performance under the asset management agreement with us. Altisource’s failure to perform the services under these agreements with would have a material adverse effect on us.

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

Our directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other directors. If any of our directors who are also directors, officers or employees of Altisource, Ocwen, AAMC or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create conflicts of interest between us and certain of our directors and result in less than favorable treatment of us and our stockholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks Related to Our Qualification as a REIT

Failure to qualify as a REIT could materially and adversely affect us.

We intend to make an election to be treated as a REIT for U.S. federal income tax purposes beginning the year ended December 31, 2013. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

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

Our Manager has no experience operating a REIT and we cannot assure you that AAMC’s past experience will be sufficient to successfully manage our business as a REIT.

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

Our tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans involves risk.

We do not accrue interest income or market discount on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, we could be subject to entity level excise tax as a result of “deficiency dividends” that we may be required to pay to our stockholders at the time of such an adjustment to our income in order to maintain our qualification as a REIT.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in our qualified REIT subsidiaries and our taxable REIT subsidiaries, our investment in the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect us.

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

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure our transaction with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on us.

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

Under Maryland law, generally, a director will not be liable if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the best interests of the corporation and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our Charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty that is established by a final judgment and is material to the cause of action.

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

Our Charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, no person may own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of common or capital stock. A person that did not acquire more than 9.8% of our outstanding shares of common or capital stock may become subject to our Charter restrictions if repurchases by us cause such person’s holdings to exceed 9.8% of our outstanding shares of common or capital stock. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our Board of Directors will be void or will result in those shares being transferred to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote those excess shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. Our Board of Directors may also, without stockholder approval, amend our Charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of our common or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our Charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our common stock.

Certain provisions of Maryland law could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. An “interested stockholder” is defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner of 10% or more of our then outstanding voting stock within the last two years. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation (excluding the shares held by the interested stockholder or its affiliate the business combination is to be effected) . These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

The “control share” provisions of the MGCL provide that “control shares” (generally defined as shares which, when aggregated with other shares controlled by the stockholder entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) of a Maryland corporation acquired in a “control share acquisition” (defined as the acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter (excluding the control shares in question).

Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future. The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent directors (which we have). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our Charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL allowing vacancies on our Board of Directors to be filled only by the affirmative vote of the remaining directors in office.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe that our $18.0 million investment in NewSource does not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

In August 2011, the SEC issued a concept release which indicated that the SEC is reviewing whether issuers who own certain mortgage related investments which rely on the exception from registration under Section 3(c)(5)(C), should continue to be allowed to rely on such exception from registration. We cannot provide you with any assurance that the outcome of the SEC’s review will not require us to register under the Investment Company Act. If we are determined to be an investment company, and we fail to qualify for this exception from registration as an investment company or the SEC determines that companies that engage in businesses similar to ours are no longer able to rely on this exception, we may be required to register as an investment company under the Investment Company Act.

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

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us. Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, our net asset value, the amount of funds available for investment and our ability to pay distributions to our stockholders could be materially adversely affected.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in our actual or anticipated results of operations, liquidity or financial condition;

•	changes in, or the failure to meet, our financial estimates or those of securities analysts;

•	the amount and timing of any cash distributions;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships, with AAMC, Altisource and Ocwen;

•	actual or anticipated accounting problems;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	regulatory actions;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	future equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actions by our stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the New York Stock Exchange;

•	failure to qualify or maintain our qualification as a REIT;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of AAMC’s, and therefore our, key personnel.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report.

Our Board of Directors, in its sole discretion, will determine the amount and timing of any distributions. In making such determinations, our Board of Directors will consider all relevant factors, including, without limitation, the amount of cash available for distribution, capital expenditures and general operational requirements. Our Board of Directors will also consider our ability to successfully modify and refinance or sell distressed loans or convert them into performing single-family rental properties, and the timing thereof, and our historical and projected financial condition, liquidity and results of operations, any financing covenants, maintenance of our REIT qualification, applicable law and such other factors as our Board of Directors may deem relevant from time to time. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our Board of Directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions, nor can we assure you that sufficient cash will be available to make distributions to you. With a limited operating history, we cannot predict the amount of distributions you may receive, and we may be unable to make, maintain or increase distributions over time. There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including, without limitation, the amount of time it takes for us to deploy the net proceeds from this offering into our target assets, the amount of income we will earn from those investments, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

While we intend to fund the payment of quarterly distributions to our stockholders entirely from distributable cash flows, in the future we could be required to sell assets, borrow funds or raise equity to make distributions to our stockholders, which, if not available on favorable terms, or at all, may require us to eliminate or otherwise reduce such distributions or to make a portion of such distributions in the form of a taxable stock distribution. We currently do not intend to use the proceeds of this offering to make distributions to our stockholders. In the event we are unable to consistently fund future quarterly distributions to our stockholders entirely from distributable cash flows, the market price of our common stock may be negatively impacted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are c/o Altisource Asset Management Corporation, 402 Strand Street, Frederiksted, United States Virgin Islands 00840-3531 where AAMC subleases approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease is $40,000 per year until June 30, 2014 and $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. We believe that AAMC’s current leased space is suitable and adequate for the management of our business as presently conducted.

For information concerning our current portfolio of residential mortgage loans and REO properties (including our single-family rental properties), see “Item 1. Business—Current Portfolio.” The following table sets forth a summary of our single-family properties as of December 31, 2013 ($ in thousands):

State	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	1	$90	45
Arkansas	1	203	35
Arizona	13	2,214	17
California	21	4,109	31
Colorado	1	170	57
Connecticut	2	491	40
Florida	64	8,615	21
Georgia	3	772	25
Hawaii	1	67	24
Illinois	29	4,455	44
Indiana	7	1,010	34
Kansas	1	94	92
Kentucky	4	351	45
Louisiana	3	225	35
Massachusetts	1	194	93
Maryland	4	504	39
Maine	1	153	21
Michigan	7	468	52
Missouri	2	300	16
North Carolina	22	2,528	40
New Jersey	6	743	90
New Mexico	3	335	32
Nevada	5	639	31
New York	4	1,012	45
Ohio	7	957	27
Oklahoma	2	209	16
Pennsylvania	11	1,445	66
South Carolina	3	343	12
Tennessee	1	135	60
Texas	10	1,125	21
Utah	3	489	46
Virginia	3	849	30
Washington	1	140	33
Wisconsin	14	1,307	58
West Virginia	1	347	32

Total	262	$37,088	35

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs.
(2)	Weighted average age is based on the age weighted by carrying value for each state.

Item 3. Legal Proceedings.

We are not currently the subject of any material legal or regulatory proceedings and no material legal or regulatory proceedings have been threatened against us. We and our operating subsidiaries have been, and may become, the target of claims, lawsuits and actions incidental to the ordinary course of our business. While the commencement or ultimate outcome of those claims, lawsuits and actions cannot be predicted with certainty, we believe, based on our understanding of the facts, that their ultimate resolution will not, individually or in aggregate, have a material adverse effect on our financial condition, results of operations or cash flows. Our business may also become subject to extensive regulation which may result in regulatory proceedings against us. See “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange and dividend declared per share for the periods indicated:

	2013			2012
Quarter ended	High	Low	Dividend	High	Low
March 31	$20.51	$15.35	$—	—	—
June 30	$20.00	$16.03	$—	—	—
September 30	$22.98	$16.88	$0.10	—	—
December 31 (1)	$31.90	$22.50	$0.25	$17.75	$14.71

(1)	The quarter ended December 31, 2012 includes the period from December 13, 2012 to December 31, 2012.

The number of holders of record of our common stock as of February 13, 2014 was 74. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 10 to the consolidated financial statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in light of conditions then existing including our earnings, taxable income, financial condition, liquidity, capital requirements, the availability of capital, applicable REIT and legal restrictions, general overall economic conditions and other factors. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

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

During 2013, cash dividends on common stock totaled $0.35 per share, all of which represented ordinary income for income tax purposes. Additionally, on February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, payable on March 10, 2014 to all shareholders of record as of the close of business on March 3, 2014. This additional dividend is intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes. The aggregate minimum distribution to shareholders required to maintain our REIT status was $16.0 million in 2013.

Use of Proceeds

We did not issue unregistered equity securities during the quarter ended December 31, 2013.

On September 25, 2013, our registration statement on Form S-11 (File No. 333-190205) was declared effective by the SEC and we subsequently filed a Rule 462(b) registration statement on Form S-11 on September 25, 2013 (File No. 333-191388) in connection with a public offering. Under these registration statements, we sold 17,187,000 shares of common stock at a price to the public of $21.00 per share. Citigroup, Credit Suisse, Deutsche Bank Securities, J.P. Morgan and Wells Fargo Securities acted as the joint book-running managers and Keefe, Bruyette & Woods, JMP Securities and Piper Jaffray acted as co-managers in the transaction.

The offering commenced as of September 25, 2013, and did not terminate before all of the securities registered in the registration statement were sold. On October 1, 2013, we closed the sale of the shares of common stock, resulting in net proceeds of approximately $350.1 million after deducting the underwriting fees of approximately $10.8 million. Total estimated expenses of the offering were approximately $11.5 million, which includes the underwriting discount and other estimated offering expenses.

On January 15, 2014, our registration statement on Form S-11 (File No. 333-192422) was declared effective by the SEC and we subsequently filed a Rule 462(b) registration statement on Form S-11 on January 15, 2013 (File No. 333-193378) in connection with a public offering. Under these registration statements, we sold 14,200,000 shares of common stock at a price to the public of $34.00 per share. Citigroup, Credit Suisse, Deutsche Bank Securities, J.P. Morgan and Wells Fargo Securities acted as the joint book-running managers and Keefe, Bruyette & Woods, JMP Securities and Piper Jaffray acted as co-managers in the transaction.

The offering commenced as of January 16, 2014, and did not terminate before 14,200,000 shares of our common stock were sold. On January 22, 2014, we closed the sale of the shares of common stock, resulting in net proceeds of approximately $468.3 million after deducting the underwriting fees of approximately $14.5 million. Total estimated expenses of the offering were approximately $15.1 million, which includes the underwriting discount and other estimated offering expenses.

We used the net proceeds of these offerings to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses under the asset management agreement, fund our subscription agreement in NewSource and for working capital. There was no material change in the planned use of proceeds from the offering as described in our final prospectuses that we filed with the SEC on September 25, 2013 and January 16, 2014.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Russell 2000. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013
Altisource Residential Corporation	105.60	203.07
S&P 500	99.95	132.32
Russell 2000	102.56	142.37
NAREIT FTSE All Equity REITs (1)	103.65	106.61

(1)	NAREIT FTSE All Equity REITs performance is reported historically on a monthly basis and therefore the total return has been calculated from November 30, 2012.

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data.

The following table sets forth selected financial data which is derived from our audited consolidated financial statements ($ in thousands). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2013	June 7, 2012 (Inception) to December 31, 2012
Total rental revenues and net gain on investments	$71,610	$—
Net income (loss)	$39,596	$(89)
Earnings per diluted share	$1.61	$(0.01)
Dividend per share	$0.35	$—

	December 31, 2013	December 31, 2012
Total assets	$1,398,640	$100,011
Repurchase agreements	$602,382	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We acquire and manage single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have also created a large supply of distressed mortgage loans for sale in the market. We therefore believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities.

In 2013, we acquired portfolios consisting of an aggregate of 8,531 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.22 billion and an aggregate market value of underlying properties of $1.80 billion as of the respective cut-off dates for the transactions. The aggregate purchase price for these portfolios was $1.22 billion.

Subsequent to December 31, 2013, we acquired three additional portfolios of mortgage loans as follows:

•

On January 2, 2014, we completed an acquisition of 650 mortgage loans with approximately $121 million of UPB and approximately $93 million in aggregate market value of underlying properties pursuant to an agreement that we executed on December 31, 2013;

•

On January 28, 2014, we consummated the first closing of an acquisition of mortgage loans from HUD, consisting of 66 mortgage loans with $7 million of UPB and $7 million in aggregate market value of underlying properties. This represented the first settlement of our agreement with HUD to purchase 164 mortgage loans with approximately $19 million of UPB and approximately $18 million in aggregate market value of underlying properties. We expect to close the remaining portion of this portfolio in the first quarter of 2014. There can be no assurance that we will acquire the remainder of the HUD portfolio in whole or in part on a timely basis or at all;

•

On January 31, 2014, we acquired an additional 3,421 mortgage loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties. This acquisition represented the second closing of an agreement with Bank of America, National Association and its affiliated entities in November 2013;

To date, we have acquired our non-performing loan portfolios through direct acquisitions from institutions such as banks, HUD and private equity funds.

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services to investment vehicles that own real estate related assets. We conduct substantially all of our operations, and make substantially all of our investments, through our operating partnership and its subsidiaries. One of our subsidiaries is the sole general partner of the operating partnership, and we are the sole limited partner.

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities are conducted in a TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans (defined as loans that are more than 60 days delinquent), properties in foreclosure and REO to increase over the next several years as banks and other mortgage lenders seek to dispose of these distressed inventories which they accumulated during the recent economic crisis. We continue to see substantial volumes of distressed residential mortgage loan sales offered for sale by banks, HUD and private equity funds, among others. We believe we are well-positioned to be selected as the buyer of diverse portfolios of such loans since we are not geographically constrained. We believe that this distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•

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

•

we believe that we will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying the costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Use of the distressed loan channel gives us multiple resolution methodologies to unlock asset value. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. We expect a majority of our acquired mortgage loans to be converted to REO to become single-family rental properties that we believe will generate long-term returns for our stockholders. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Metrics Affecting Our Results

Revenues

Our revenues initially primarily consist of the following:

i.	Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value (less estimated selling costs in the case of REO held for sale). The difference between the carrying value of asset at the time of conversion and most recent market value, based on broker price opinions, is recorded in our statement of operations as net unrealized gains. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.	Net unrealized gains from the change in fair value of loans. On a monthly basis we adjust our loans to fair value by evaluating the fair value of the underlying property, the expected timeline and probabilities of loan resolution and expected market yield. We employ various loan resolution methodologies with respect to our residential mortgage loans including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of these net unrealized gains. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

iii.	Net realized gain on mortgage loans. We record net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. We generally expect to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

As a greater number of our REO are renovated and deemed suitable for rental, we expect a greater portion of our revenues will be residential rental revenues. We believe the key variables that will affect our residential rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

Although we generally seek to lease the REO we acquire on foreclosure, we may determine to sell the properties that do not meet our investment criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Our expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service our acquired loans and for real estate insurance and other corporate advances. Rental property operating expenses are expenses associated with our ownership and operation of rental properties including expenses such as Altisource’s inspection, property preservation and renovation fees, property management fees, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursement consists primarily of employee salaries of AAMC in direct correlation to the services they provide on our behalf and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC, based on the amount of cash available for distribution to our stockholders for each period.

Other factors affecting our consolidated results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to source sub-performing and non-performing loans. We believe that there is currently a large supply of sub-performing and nonperforming loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow our business by acquiring sub-performing and non-performing loans is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we generally will need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Our taxable income is triggered primarily by material changes in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect to convert our taxable gains on REO dispositions and loan modifications within a short period of time to cash gains. Our taxable gains on the remaining loans that we expect to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities in 2013

The following table sets forth our resolution activity by asset count for each period during 2013:

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Mortgage Loans
Beginning balance	—	673	1,332	5,020	—
Acquisitions	684	720	3,783	3,304	8,491
Dispositions	(10)	(28)	(54)	(119)	(211)
Conversions to REO	(1)	(33)	(43)	(151)	(228)
Reversions to mortgage loans (1)	—	—	2	—	2

Ending balance	673	1,332	5,020	8,054	8,054
Modifications	—	18	29	54	101
Real Estate Owned
Beginning balance	—	7	40	114	—
Acquisitions	6	—	34	—	40
Dispositions	—	—	(1)	(3)	(4)
Conversions to REO	1	33	43	151	228
Reversions to mortgage loans (1)	—	—	(2)	—	(2)

Ending balance	7	40	114	262	262
Leased	—	1	5	14	14
Renovations complete	—	—	6	11	11
Renovations in process	—	5	3	18	18
Evaluating strategy/held for sale	7	34	100	219	219

	7	40	114	262	262

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons including bankruptcy.

Portfolio size

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees to Ocwen, property management fees to Altisource and related fees payable to AAMC. We may also incur additional interest expense if we incur debt to finance the purchase of our assets.

Results of operations

We had no substantial revenues or expenses for the period from June 7, 2012 (Inception) through December 31, 2012. Accordingly, we have not presented comparative results for the period from Inception to December 31, 2012. We purchased our first portfolio of sub-performing and non-performing residential mortgage loans in February 2013. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Year ended December 31, 2013

Residential rental revenues

We generated a nominal amount of residential rental revenues for the year ended December 31, 2013, as we have rented 14 properties through December 31, 2013. We expect to generate increasing residential rental revenues upon renovating, listing and renting additional residential rental properties. Our residential rental revenues will be dependent primarily on occupancy levels and rental rates for our residential properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on local residential rental markets.

Net unrealized gain on mortgage loans

We generated $61.1 million of net unrealized gain on mortgage loans for the year ended December 31, 2013, which can be broken down into the following components:

•

First, we recognized $8.3 million for the year ended December 31, 2013 in unrealized gains driven by a material change in loan status. During the year ended December 31, 2013, we converted 228 loans to REO status. Upon conversion of these loans to REO, we marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•

Second, we recognized $52.8 million in unrealized gains for the year ended December 31, 2013 from the net increase in the fair value of loans during the period subsequent to acquisition. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions, our loan portfolio had grown to 8,054 loans at December 31, 2013. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

We generated $10.5 million of net realized gains on mortgage loans for the year ended December 31, 2013, primarily from our disposition of 211 loans, the substantial majority of which were through short sales and foreclosure sales.

Residential rental property operating expenses

We incurred $0.8 million of rental property operating expenses for the year ended December 31, 2013. We expect to incur increasing residential rental property operating expenses upon converting our mortgage loans to and owning residential rental properties. Our residential rental property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013. We expect to incur increasing real estate depreciation and amortization following the conversion of our mortgage loans to residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Mortgage loan servicing costs

We incurred $10.4 million of mortgage loan servicing costs primarily from advances of residential property insurance and servicer fees for the year ended December 31, 2013. We incur mortgage loan servicing costs and advances of required payments relating to the loans, such as property insurance and HOA dues that are made to protect our investment in mortgage loans and to continue to service the acquired loans. Our loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred $4.6 million of interest expense (including amortization of deferred financing costs) on borrowings under our repurchase agreements for the year ended December 31, 2013. The interest rate on our financing under our repurchase agreements is subject to change with changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of additional portfolios of sub-performing and non-performing loans and/or rental properties.

Related party general and administrative expenses

We incurred $12.5 million of related party general and administrative expenses for the year ended December 31, 2013 primarily consisting of due diligence costs related to the acquisition of loan portfolios, incentive management fees and expense reimbursements to our Manager for salaries and benefits attributable to their services on behalf of our business.

General and administrative expenses

We incurred $4.4 million of general and administrative expenses for the year ended December 31, 2013 primarily consisting of professional fees and due diligence costs related to the acquisition of loan portfolios.

Liquidity and capital resources

As of December 31, 2013 and 2012, we had cash and cash equivalents of $116.0 million and $100.0 million, respectively. Our liquidity reflects our ability to meet our current obligations (including the purchase of residential mortgage loans, our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans when our Manager identifies them and make distributions to our stockholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million we received from Altisource in connection with our separation on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements, interest we receive from our portfolio of assets and cash generated from our operating results. Based on our current borrowings and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year or less) liquidity requirements, including funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses.

To date, we have used the proceeds of our equity offerings and the available funding under our repurchase agreements to finance the acquisition of our portfolio of residential mortgage loans and REO properties. These equity offerings and repurchase facilities are described below.

Equity Offerings

Since December 21, 2012, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, we completed our second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, we completed our third public offering of 14,200,000 shares of common stock at $34.00 per share and received $467.6 million.

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, we increased the maximum aggregate funding available under our repurchase agreements by an additional $325.0 million. The maximum aggregate funding available to us under these repurchase agreements is currently $750.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The repurchase agreement dated March 22, 2013 has an aggregate funding capacity of $100.0 million and matures on March 21, 2014. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and provides that provided that beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015 and provides that provided that beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. All obligations under the repurchase agreements are fully guaranteed by us. As of December 31, 2013, an aggregate of $602.4 million was outstanding under our repurchase agreements, and as of February 13, 2014, we had $703.1 million of borrowings outstanding under our repurchase agreements.

Under the terms of each repurchase agreement, as collateral for the funds we draw thereunder, subject to certain conditions, the operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the applicable repurchase agreement is subject to agreement between the lender and us and is based on a percentage of the market value or, in certain circumstances, the book value of the underlying mortgage asset and depends on its delinquency status. Our cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. We are also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining positive profitability, a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default.

We are currently in compliance with the covenants and other requirements with respect to our repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	For the year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012	Change
Net cash used in operating activities	$(22,563)	$—	$(22,563)
Net cash used in investing activities	(1,206,230)	—	(1,206,230)
Net cash provided by financing activities	1,244,776	100,005	1,144,771

Total cash flows	$15,983	$100,005	$(84,022)

The change in net cash used in operating activities for the year ended December 31, 2013 consisted primarily of net advances of insurance on delinquent loans, mortgage servicing fees, interest expense, professional fees, acquisition costs and expense reimbursements to our Manager for salaries and benefits.

The change in net cash used in investing activities for the year ended December 31, 2013 consisted primarily investments in non-performing and sub-performing loan portfolios, partly offset by proceeds from the disposition of loans.

The change in net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of the net proceeds from the issuance of common stock, net borrowings under repurchase agreements and payment of dividends.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2013 or 2012.

Contractual obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments based on the principal outstanding and current interest rates, at December 31, 2013 ($ in thousands):

		Amount due during the year ending December 31,
Index	Total	2014	2015	2016
Repurchase agreements:
Principal (1)	$602,382	$85,364	$398,602	$118,416
Interest (2)	23,379	16,250	6,322	807

	$625,761	$101,614	$404,924	$119,223

(1)	Does not consider contractually available extension options for amounts due in 2015 and 2016.
(2)	Assumes interest rates as of December 31, 2013 remain in effect for the remaining term of the repurchase agreements.

The table above does not include amounts due under the asset management agreement as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2013 or 2012.

Recent accounting pronouncements

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we were required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangement related to our repurchase agreement in this annual report.

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We believe that we have complied and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and intend to elect REIT status upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ended December 31, 2013 on the portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

Our TRSs will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans

Upon the acquisition of mortgage loans, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

We determine the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

Residential properties

Upon the acquisition of real estate, generally through completion of foreclosure, we record the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable, our analysis of customer personal profile and review past due account balances. Rents receivable, net and deferred rents receivable, net are written-off when we have deemed that the amounts are uncollectible.

Non-GAAP measures—REIT taxable income

REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. REIT taxable income should not be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to REIT taxable income ($ in thousands):

	US GAAP	Adjustments	Tax
	For the year ended December 31, 2013	For the year ended December 31, 2013	For the year ended December 31, 2013
Rental revenues and net gain on investments:
Rental revenues	$36	$—	$36
Net unrealized gain on mortgage loans	61,092	(35,908)	25,184
Net realized gain on mortgage loans	10,482	(459)	10,023
Interest income, advance recoveries and other	—	3,558	3,558

Total rental revenues and net gain on investments	71,610	(32,809)	38,801
Expenses:
Residential rental property operating expenses	767	(27)	740
Real estate depreciation and amortization	25	(9)	16
Mortgage loan servicing costs	10,418	(7,586)	2,832
Interest expense	4,568	—	4,568
Related party general and administrative	12,531	(1,391)	11,140
General and administrative	4,392	(1,934)	2,458

Total expenses	32,701	(10,947)	21,754
Other income	687	—	687

Net income	$39,596	$(21,862)	$17,734

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate price risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of non-performing loans and single-family rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

Real Estate Price Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions which may be adversely affected by industry slowdowns and other factors; local real estate conditions, such as an oversupply of housing; construction quality, age and design; demographic factors and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses which could be material depending on the change in value and number of properties.

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

We believe that a rising interest rate environment could have a positive net effect on our operations. Rising interest rates could be accompanied by inflation and higher household incomes which generally correlate closely to higher rent levels. Even if our interest and operating expenses rise at the same rate as rents, our operating profit would still be expected to increase. Despite our beliefs, it is possible that the value of our real estate assets and our net income could decline in a rising interest rate environment to the extent that our real estate assets are financed with floating rate debt and there is no accompanying increase in rental yield.

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. Our debt financing is and may in the future be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings in the form of repurchase agreements. As of December 31, 2013, we had $602.4 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $602.4 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $6.0 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data.

See index to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information.

None.

Part III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which we refer to as the “2014 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2013. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our 2014 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits.

Exhibits

Exhibit Number	Description

2.1	Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant’s Current Report on Form 8-K filed on April 8, 2013).

3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form 10 filed with the Commission on December 5, 2012).

10.1	Support Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.2	Tax Matters Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.3	Asset Management Agreement, dated as of December 21, 2012, between Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.4	Master Services Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.5	Servicing Agreement, dated as of December 21, 2012, between Altisource Residential, L.P. and Ocwen Mortgage Servicing, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.6	Trademark License Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.6 the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.7	Subscription Agreement, dated as of December 21, 2012, between ARNS, Inc.) and NewSource Reinsurance Company Ltd. (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.8	Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.9†	Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.10†	Altisource Residential Corporation 2013 Director Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2013.

10.11	Master Mortgage Loan Sale Agreement, dated as of February 14, 2013, between Ocwen Loan Servicing LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2013)

10.12	Confirmation, dated as of February 14, 2013, between Ocwen Loan Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2013).

10.13	Pricing Letter, dated as of February 14, 2013, between Ocwen Loan Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2013).

10.14	Master Repurchase Agreement, dated March 22, 2013, between Altisource Residential Corporation and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed with the Commission on April 8, 2013).

10.15	Guaranty Agreement, dated March 22, 2013, by Altisource Residential Corporation in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 filed with the Commission on April 8, 2013).

10.16	Master Repurchase Agreement, dated September 12, 2013, among Deutsche Bank AG, Cayman Islands Branch, Altisource Residential L.P. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2013).

10.17	Guaranty Agreement, dated September 12, 2013, by Altisource Residential Corporation in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 18, 2013).

10.18	Master Repurchase Agreement and Securities Contract, dated September 23, 2013, between ARLP Trust 3 and Wells Fargo, National Association (incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the Commission on September 24, 2013).

10.19	Guaranty, dated September 23, 2013, by Altisource Residential Corporation in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.18 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11 filed with the Commission on September 24, 2013).

10.20	Aircraft Time Sharing Agreement, dated October 8, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-11 filed with the Commission on November 20, 2013.

21*	Schedule of Subsidiaries

23*	Consent of Deloitte & Touche LLP

24*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation

February 20, 2014	By:	/s/ Ashish Pandey
Ashish Pandey Chief Executive Officer

February 20, 2014	By:	/s/ Kenneth D. Najour
Kenneth D. Najour Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashish Pandey and Kenneth D. Najour and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ William C. Erbey William C. Erbey	Chairman of the Board of Directors	February 20, 2014

/s/ Michael A Eruzione Michael A Eruzione	Director	February 20, 2014

/s/ Robert J. Fitzpatrick Robert J. Fitzpatrick	Director	February 20, 2014

/s/ James H. Mullen, Jr. James H. Mullen, Jr.	Director	February 20, 2014

/s/ David B. Reiner David B. Reiner	Director	February 20, 2014

/s/ Ashish Pandey Ashish Pandey	Chief Executive Officer (Principal Executive Officer)	February 20, 2014

/s/ Kenneth D. Najour Kenneth D. Najour	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2014

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 13, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Altisource Residential Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Residential Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2013 and for the period from June 7, 2012 (date of inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Residential Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and for the period from June 7, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 of the consolidated financial statements, the Company has significant related party transactions with Altisource Asset Management Corporation, Altisource Portfolio Solutions S.A., and Ocwen Financial Corporation.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 20, 2014

Altisource Residential Corporation

Consolidated Balance Sheets

($ in thousands)

	December 31, 2013	December 31, 2012
Assets:
Real estate assets:
Land	$478	$—
Rental residential properties, net	3,092	—
Real estate owned	32,332	—

	35,902	—
Real estate assets held for sale	1,186	—
Mortgage loans	1,207,163	—
Cash and cash equivalents	115,988	100,005
Restricted cash	5,878	—
Accounts receivable	1,428	—
Related party receivables	9,260	—
Investment in affiliate	18,000	—
Deferred leasing and financing costs, net	2,293	—
Prepaid expenses and other assets	1,542	6

Total assets	1,398,640	100,011

Liabilities:
Repurchase agreements	602,382	—
Accounts payable and accrued liabilities	4,952	46
Related party payables	5,879	54

Total liabilities	613,213	100
Commitments and contingencies (Note 8)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 42,286,669 and 7,810,708 shares issued and outstanding at December 31, 2013 and 2012, respectively	423	78
Additional paid-in capital	758,584	99,922
Retained earnings (accumulated deficit)	26,420	(89)

Total equity	785,427	99,911

Total liabilities and equity	$1,398,640	$100,011

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation

Consolidated Statements of Operations

($ in thousands)

	For the year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Rental revenues and net gain on investments:
Rental revenues	$36	$—
Net unrealized gain on mortgage loans	61,092	—
Net realized gain on mortgage loans	10,482	—

Total rental revenues and net gain on investments	71,610	—
Expenses:
Residential rental property operating expenses (Note 9)	767	—
Real estate depreciation and amortization	25	—
Mortgage loan servicing costs (Note 9)	10,418	—
Interest expense	4,568	—
Related party general and administrative (Note 9)	12,531	42
General and administrative	4,392	47

Total expenses	32,701	89
Other income	687	—

Net income (loss)	$39,596	$(89)

Earnings per share of common stock – basic:
Earnings per share basic	$1.67	$(0.01)
Weighted average common stock outstanding – basic	23,734,869	7,810,708 (1)
Earnings per share of common stock – diluted:
Earnings per share diluted	$1.61	$(0.01)
Weighted average common stock outstanding – diluted	24,620,996	7,810,708 (1)

(1)	Shares weighted by period outstanding since the separation on December 21, 2012.

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation

Consolidated Statements of Stockholders’ Equity

($ in thousands)

	Common stock		Additional paid- in capital	Retained earnings (accumulated deficit)	Total equity
	Number of shares	Amount
June 7, 2012 (inception)	—	$—	$—	$—	$—
Issuance of common stock	7,810,708	78	99,922	—	100,000
Net loss	—	—	—	(89)	(89)

December 31, 2012	7,810,708	78	99,922	(89)	99,911
Issuance of common stock, including stock option exercises	34,475,961	345	684,147	—	684,492
Cost of issuance of common stock	—	—	(25,729)	—	(25,729)
Dividends on common stock ($0.35 per share)	—	—	—	(13,087)	(13,087)
Share-based compensation	—	—	244	—	244
Net income	—	—	—	39,596	39,596

December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation

Consolidated Statements of Cash Flows

($ in thousands)

	For the year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Operating activities:
Net income (loss)	$39,596	$(89)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(61,092)	—
Net realized gain on mortgage loans	(10,482)	—
Real estate depreciation and amortization	25	—
Share-based compensation	244	—
Amortization of deferred financing costs	1,102	—
Changes in operating assets and liabilities:
Related party receivables	(876)	—
Prepaid expenses and other assets	(106)	—
Accounts payable and accrued liabilities	3,201	47
Related party payables	5,825	42

Net cash used in operating activities	(22,563)	—
Investing activities:
Investment in mortgage loans	(1,212,620)	—
Investment in real estate	(6,198)	—
Investment in renovations	(465)	—
Investment in affiliate	(18,000)	—
Real estate tax advances to borrowers	(6,472)
Disposition of real estate	685	—
Mortgage loan dispositions	38,967	—
Mortgage loan payments	4,901
Acquisition-related deposits	(1,150)	—
Change in restricted cash	(5,878)	—

Net cash used in investing activities	(1,206,230)	—
Financing activities:
Issuance of common stock, including stock option exercises	684,615	100,000
Cost of issuance of common stock	(25,729)	—
Dividends on common stock	(13,087)	—
Payment of tax withholdings on exercise of stock options	(123)	—
Proceeds from repurchase agreement	689,490	—
Repayments of repurchase agreement	(87,108)	—
Payment of deferred financing costs	(3,282)	—
Related party payables	—	5

Net cash provided by financing activities	1,244,776	100,005
Net increase in cash and cash equivalents	15,983	100,005
Cash and cash equivalents as of beginning of the period	100,005	—

Cash and cash equivalents as of end of the period	$115,988	$100,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,445	$—
Supplemental disclosure of non-cash investing and financing activity:
Transfer of mortgage loans to real estate owned	$31,014	$—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$9,812	$—
Acquisition-related payable	$1,191	$—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation

Notes to Consolidated Financial Statements

December 31, 2013

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland corporation formed in 2012 that is organized and operated in a manner intended to qualify as a REIT. Residential is focused on acquiring, owning and managing single-family rental properties throughout the United States. We acquire our single-family rental properties primarily through the acquisition of sub-performing and non-performing loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned, or “REO,” acquisitions. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. We intend to elect and qualify to be taxed as a REIT, beginning with our taxable year ended December 31, 2013, and we currently expect to maintain this status for the foreseeable future.

Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have also created a large supply of distressed mortgage loans for sale in the market. We believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities.

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource and became a stand-alone publicly traded company through the contribution to us by Altisource of $100.0 million of equity capital and the distribution of our shares of common stock to the stockholders of Altisource. On the separation date, we entered into long-term service agreements with Ocwen, a leading residential mortgage loan servicer, and with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that our access to Ocwen’s servicing expertise and multifaceted resolution methodologies helps us maximize the value of our loan portfolios and provides us with a competitive advantage over other companies with a similar focus. We also believe that our relationship with Altisource and access to its nationwide vendor network will enable us to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States.

We are managed by AAMC. We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition of sub-performing and non-performing loans and single-family residential properties. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource.

On the separation date, we entered into long-term service agreements with Ocwen, a leading mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services.

On March 22, 2013, we entered into a master repurchase agreement, which we refer to as the “CS repurchase agreement,” with Credit Suisse First Boston Mortgage Capital LLC to finance the acquisition and ownership of residential mortgage loans and owned properties, which we refer to as “REO Properties.” The maximum funding available to us under the CS repurchase agreement is $100.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The CS repurchase agreement matures on March 21, 2014.

On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of $309.5 million. We used the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement and for working capital.

On September 12, 2013, we entered into a Master Repurchase Agreement, which we refer to as the “DB repurchase agreement,” with Deutsche Bank AG, Cayman Islands Branch to finance the acquisition and ownership of residential mortgage loans and REO Properties. On December 18, 2013 we increased the maximum funding available to us under the DB repurchase agreement to $250.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The DB repurchase agreement matures on March 11, 2016. After the first 18 months of the DB repurchase agreement, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On September 23, 2013, we entered into a Master Repurchase Agreement and Securities Contract, which we refer to as the “WF repurchase agreement,” with Wells Fargo Bank, National Association to finance the acquisition and ownership of residential mortgage loans and REO Properties. On December 23, 2013, we increased the maximum funding available to us under the WF repurchase agreement to $400.0 million, subject to certain standard sublimits, eligibility requirements and conditions for each funding. The WF repurchase agreement matures on March 23, 2015, subject to extension by us for an additional 12 months. After the first 18 months of the WF repurchase agreement, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility as of the end of the eighteenth month.

On October 1, 2013, we completed a public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. We have used the majority of the net proceeds of this offering to purchase additional sub-performing and non-performing residential mortgage loans and to fund our investment in NewSource. We intend to use the remaining proceeds of this offering to purchase additional portfolios of mortgage loans, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement and for working capital.

Because the operating partnership was organized on June 7, 2012, our consolidated statements of operations and cash flows for the period ended December 31, 2012 do not include 12 full months of activity.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as “U.S. GAAP.” All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Recently issued accounting standards

In accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, beginning in the first quarter of 2013 we were required to provide additional disclosures about the nature of our rights of offset and the related arrangements associated with our financial instruments. As a result, we have included additional disclosures pertaining to the collateral arrangements related to our repurchase agreements in this annual report.

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

2. Summary of significant accounting policies

Cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Comprehensive income

Because comprehensive income (loss) equals net income (loss), separate statements of comprehensive income (loss) are not presented as part of our consolidated financial statements.

Concentration of credit risk

We maintain our cash and cash equivalents at banking institutions. Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding for the period plus the dilutive effect of stock options and restricted stock outstanding using the treasury stock method and if converted method, respectively.

Expense reimbursement and incentive management fee

Our asset manager’s primary business is asset management. In its role as our asset manager, AAMC incurs indirect costs (e.g. payroll and overhead) related to managing our business which are contractually reimbursable by us. AAMC allocates indirect costs to us as incurred by estimating the percentage of time spent for our benefit.

The incentive management fee we pay to our Manager is based on the quarterly cash available for distribution to our stockholders. Pursuant to our asset management agreement, our Manager’s incentive management fee structure entitles it to receive a share of our cash flow available for distribution to our stockholders. If we do not generate taxable income that is distributable to our stockholders, then we will not be required to pay incentive management fees.

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

Income taxes

We believe that we have complied and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and intend to elect REIT status upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ended December 31, 2013 on the portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

Our TRSs will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans

Upon the acquisition of mortgage loans, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

We determine the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

Residential properties

Upon the acquisition of real estate, generally through the completion of foreclosure, we record the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to two years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

Residential rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

Rents receivable, net and deferred rents receivable, net are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable, net and deferred rents receivable, net are written-off when we have deemed that the amounts are uncollectible.

Restricted cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as escrows and reserves for debt service established pursuant to certain of our repurchase agreements.

Unconsolidated affiliates

We account for our investment in NewSource using the cost method because we do not exercise significant influence over NewSource. As a result, we recognize preferred dividend income from this investment when received.

3. Mortgage loans

Acquisitions

During the year ended December 31, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $122 million.

•

On August 6, 2013 and September 19, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $241 million.

•	On August 26, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $67 million.

•	On September 30, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $404 million.

•	On October 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $298 million.

•	On December 23, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $530 million.

Throughout this annual report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

During the year ended December 31, 2013, we expensed $2.9 million for due diligence costs related to these and other transactions, which are recorded in general and administrative and related party general administrative expenses.

Transfer of mortgage loans to real estate owned

During the year ended December 31, 2013, we transferred 228 mortgage loans at an aggregate fair value of $31.0 million, based on BPO, to real estate owned. Such transfer occurs when title to the real estate has been transferred to us.

Dispositions

During year ended December 31, 2013, we disposed of 211 mortgage loans primarily through short sales and foreclosure sales. As a result, we recorded $10.5 million of net realized gains on mortgage loans.

4. Real estate assets

Acquisitions

During the year ended December 31, 2013, we acquired 40 residential properties. These REO Properties were acquired as part of the loan portfolio acquisitions described in Note 3. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

Real estate held for use

As of December 31, 2013, we had 246 real estate assets held for use. As of December 31, 2013, 14 of these properties had been rented and were occupied by tenants, 11 were being listed for rent and 18 were in various stages of lease preparation. With respect to the remaining 203 REO properties, we are in the process of determining whether each property meets our rental profile. If the REO property meets our rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of December 31, 2013, we classified 16 properties having carrying value of $1.2 million as real estate held for sale as they do not meet our residential rental property investment criteria. The real estate held for sale balance is composed solely of real estate owned. These properties have no operations and, therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the year ended December 31, 2013, we disposed of four residential properties. There no significant gains or losses on these dispositions.

5. Unconsolidated affiliates

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource, a title insurance and reinsurance company in Bermuda. We are eligible to receive a 12% annual non-cumulative preferred dividend on our investment. We account for our investment in NewSource using the cost method because we do not exercise significant influence over NewSource. As a result, we recognize preferred dividend income from this investment when received.

6. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

There were no corresponding financial assets or liabilities measured at fair value as of December 31, 2012 because we did not own any mortgage loans or residential properties and had no repurchase agreements at that time. Additionally, there have been no transfers between levels for the year ended December 31, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using a pricing model internally developed by our asset manager. The fair value of transfers of mortgage loans to real estate owned is estimated using BPO’s. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

For the year ended December 31, 2013
Mortgage loans
Beginning balance	$—
Investment in mortgage loans	1,213,811
Net unrealized gain on mortgage loans	61,092
Net realized gain on mortgage loans	10,482
Mortgage loan dispositions	(48,779)
Mortgage loan payments	(4,901)
Real estate tax advances to borrowers	6,472
Transfer of mortgage loans to real estate owned	(31,014)

Ending balance	$1,207,163

Net unrealized gain on mortgage loans held	$61,092
Accumulated net unrealized gain on mortgage loans held	$61,092

There was no corresponding activity for level 3 assets for the year ended December 31, 2012 because we did not own any such assets at that time.

The following table sets forth the fair value of our mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency as of December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
Current	238	$31,649	$60,051	$52,506
30 days	26	2,087	4,492	3,763
60 days	23	3,376	5,683	4,738
90 days	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439

	8,054	$1,207,163	$2,099,608	$1,726,897

We did not hold any corresponding mortgage loans as of December 31, 2012.

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of December 31, 2013:

Input	Range
Discount rate	15.0%
Annual change in home pricing index	-0.3% - 7.6%
Loan resolution probabilities — modification	0.00% - 22.3%
Loan resolution probabilities — rental	0.00% - 100.0%
Loan resolution probabilities — liquidation	0.00% - 100.0%
Loan resolution timelines (in years)	0.1 - 5.8
Value of underlying properties	$3,000 - $3,550,000

There were no corresponding fair value measurements which required significant unobservable inputs as of December 31, 2012 because we did not own any mortgage loans at that time.

7. Repurchase agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of December 31, 2013, the weighted average annualized interest rate on borrowings under our repurchase agreements was 3.27%, excluding amortization of deferred financing costs. The following table sets forth data with respect to our repurchase agreements as of December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Carrying value of collateral	Amount outstanding
Repurchase agreement due March 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	400,000	634,234	398,602
Repurchase agreement due March 11, 2016	250,000	205,328	118,416

	$750,000	$1,005,912	$602,382

The following table sets forth scheduled future principal payments due on our repurchase agreements as of December 31, 2013 ($ in thousands):

Years ending December 31,	Principal amount (1)
2014	$85,364
2015	398,602
2016	118,416

602,382

(1)	Does not consider contractually available extension options for amounts due in 2015 and 2016.

Under the terms of each repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining positive earnings, a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well as restrictions on net losses in excess of specified amounts. In addition, the repurchase agreements contain customary events of default. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

8. Commitments and contingencies

Litigation, claims and assessments

We are not currently the subject of any material legal or regulatory proceedings, and no material legal or regulatory proceedings have been threatened against us.

9. Related party transactions

During the year ended December 31, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

Asset Management Agreement with AAMC

Upon completion of our separation and AAMC’s separation from Altisource on December 21, 2012, we entered into a 15-year asset management agreement with AAMC. Pursuant to the asset management agreement, AAMC designs and implements our business strategy, administers our business activities and day-to-day operations and provides corporate governance services, subject to oversight by our Board of Directors. AAMC is responsible for, among other duties: (1) performing and administering all our day-to-day operations, (2) determining investment criteria through our Investment Policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing and performing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rentals, (6) overseeing Ocwen’s servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we and our operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having investment objectives similar to those of us or our operating partnership, so long as its services to us and our operating partnership are not impaired thereby.

Incentive Management Fee

Under the asset management agreement, we pay AAMC a quarterly incentive management fee as follows:

(i)	2% of all cash available for distribution by us to our stockholders and to AAMC as incentive management fee, which we refer to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we refer to as the “quarterly per share distribution amount,” exceeds $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.193, then

(iii)	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeds $0.257, and thereafter

(iv)	50% of all additional available cash for the quarter.

in each case set forth in clauses (i) through (iv), as such amounts may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend.

We distribute any quarterly distribution to our stockholders after the application of the incentive management fee payable to AAMC.

Expense Reimbursement

We are required to reimburse AAMC on a monthly basis for the (i) direct and indirect expenses AAMC incurs or payments it makes on our behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all employees and staff of AAMC and (ii) all other reasonable operating and overhead expenses AAMC incurs related to the asset management services it provides to us. We do not reimburse AAMC for any compensation paid to Mr. Erbey in connection with his role of Chairman of AAMC.

Termination

We may not terminate the asset management agreement without cause during the first 24 months of its term. Following such 24-month period, we may terminate the asset management agreement without cause upon the determination of at least two-thirds of our independent directors that (i) there has been unsatisfactory performance by AAMC that is materially detrimental to us, or (ii) the compensation payable to AAMC under the asset management agreement is unreasonable, unless AAMC agrees to compensation that at least two-thirds of our independent directors determine is reasonable.

AAMC may terminate the asset management agreement without cause by providing written notice to us no later than 180 days prior to December 21 of any year during the initial term or a renewal term, and the asset management agreement will terminate effective on the December 21 next following the delivery of such notice.

We will be required to pay AAMC a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination by us without cause, (ii) a termination by AAMC as a result of our becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by AAMC if we default in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Agreements with Altisource

Master Services Agreement

Under the master services agreement, Altisource provides property management, leasing and renovation management services associated with the single-family rental properties we acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable.

The total fees incurred by us under this agreement will be dependent upon the property management, leasing and renovation management services required on an asset-specific basis and will vary significantly based upon the location and condition of the asset as well as current market conditions and tenant turnover.

In the event our asset management agreement with AAMC is terminated without cause by us, the master services agreement with Altisource may be terminated at its sole discretion.

Support Services Agreement

Under the support services agreement, Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. The support services agreement will extend for two years after the separation but may be terminated earlier under certain circumstances including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service or, with respect to statements of work entered into under the support services agreement, the amount set forth therein. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith). Altisource is required to submit statements of account on a monthly basis with respect to all amounts payable by us, setting out the support services provided and the amount billed as a result of providing such support services.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with AAMC expires or is terminated, the support services agreement will terminate within 30 days.

Tax Matters Agreement

The tax matters agreement with Altisource which sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from Altisource and related matters such as the filing of tax returns and the conduct of IRS and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and Altisource is responsible for taxes attributable to our business incurred prior to the separation.

Trademark License Agreement

Under the trademark license agreement, Altisource granted us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement has no specified term and may be terminated by either party upon 30 days’ written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Altisource” in our name will terminate.

In the event our asset management agreement with AAMC expires or is terminated, the trademark license agreement will terminate within 30 days.

Agreements with Ocwen

Servicing Agreement

Under the servicing agreement, Ocwen services our acquired residential mortgage loans and provides loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provides for an initial term of 15 years. In the event our asset management agreement with AAMC expires or is terminated, the servicing agreement will terminate within 30 days.

The total fees incurred by us under this agreement are dependent upon the number and type of acquired residential mortgage loans that Ocwen services pursuant to the terms of the agreement.

Aircraft Time Sharing Agreement with Ocwen

On October 8, 2013, we entered into an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen pursuant to which Ocwen will make its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period will directly correlate to our use of the aircraft in each period, which will vary depending on our needs and business use.

Our consolidated statements of operations included the following significant related party transactions ($ in thousands):

	For the year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012	Counter- party	Consolidated statements of operations location
Residential rental property operating expenses	$767	$—	Altisource	Residential rental property operating expenses
Mortgage loan servicing costs	$9,335	$—	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	$2,059	$—	Altisource	Related party general and administrative expenses
Expense reimbursement	$5,411	$42	AAMC	Related party general and administrative expenses
Incentive management fee	$4,880	$—	AAMC	Related party general and administrative expenses

10. Share-based payments

On December 21, 2012, as part of the separation, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of Altisource stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of Altisource common stock. The options were granted as part of the separation to employees of Altisource and we do not include share-based compensation expense related to these options in our consolidated statements of operations.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period. No dividends are paid on the shares until the award is issued. We recorded $0.2 million of compensation expense related to these grants for the year ended December 31, 2013. We recorded no similar expense in 2012.

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2013
Stock options outstanding	909,759
Possible future issuances under director compensation plan	83,645

993,404

As of December 31, 2013, we had 157,713,331 remaining shares of common stock authorized to be issued under our charter.

Stock options

The following table sets forth the activity of our outstanding options:

	Number of options	Weighted average exercise price per share
June 7, 2012 (Inception)	—	$—
Granted	1,019,424	2.09

December 31, 2012	1,019,424	2.09
Exercised	(61,736)	1.97
Forfeited or canceled	(47,929)	9.08

December 31, 2013 (1), (2)	909,759	$1.73

(1)	The outstanding options as of December 31, 2013 had a weighted average remaining life of 5.1 years with total intrinsic value of $27.3 million.

(2)	We have 806,513 options exercisable as of December 31, 2013 with weighted average exercise price of $1.45, weighted average remaining life of 4.8 years and intrinsic value of $23.1 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2013.

Restricted stock

The following table sets forth the activity of our restricted stock:

	Number of shares	Weighted average grant date fair value
December 31, 2012	—	—
Granted (1)	16,355	18.47
Vested (2)	(4,265)	18.71

December 31, 2013 (3)	12,090	$18.50

(1)	The fair value at grant date of restricted stock issued during the year ended December 31, 2013 was $0.3 million.
(2)	The vesting date fair value of restricted stock that vested during the year ended December 31, 2013 was $0.1 million.
(3)	As of December 31, 2013, we had an aggregate of $0.1 million of total unrecognized share-based compensation costs related to our director compensation plan which will be recognized over a weighted average remaining estimated term of 0.4 years.

11. Income taxes

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

During the year ended December 31, 2013, we qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying consolidated financial statements are in connection with our taxable REIT subsidiary.

Based on our 2013 taxable income of $17.7 million, the minimum distribution to shareholders required for us to maintain our REIT status was $16.0 million in 2013. On February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, payable on March 10, 2014 to all shareholders of record as of the close of business on March 3, 2014. This additional dividend is intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes. Dividends declared and paid per share of common stock aggregated $0.35 for the year ended December 31, 2013, which is all considered ordinary income for income tax purposes. No dividends were declared or paid during 2012.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions. The TRS has operated at a cumulative taxable loss through December 31, 2013 of $0.1 million resulting in a $0.1 million deferred tax asset as of December 31, 2013. The deferred tax asset was fully reserved by a valuation allowance due to the uncertainty that the TRS will generate future taxable income. The TRS, therefore, incurred no federal income tax expense in 2013.

Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013. We recorded nominal state income tax expense in rental property operating expenses for the year ended December 31, 2013. There was no state income tax expense recorded in 2012.

12. Earnings per share

The following table sets forth the components of diluted earnings per share ($ in thousands):

	For the year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Numerator
Net income	$39,596	$(89)
Denominator
Weighted average common stock outstanding – basic	23,734,869	7,810,708	(1)
Stock options using the treasury method	879,005	—
Restricted stock	7,122	—

Weighted average common stock outstanding – diluted	24,620,996	7,810,708	(1)

Earnings per basic share	$1.67	$(0.01)
Earnings per diluted share	$1.61	$(0.01)
Stock options excluded from the 2012 calculation of diluted earnings per share because inclusion would have been anti-dilutive	—	276,100	(1)

(1)	Shares weighted by period outstanding since the separation on December 21, 2012.

13. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgages. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

14. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands):

	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
Total rental revenues and net gain on investments	$1,515	$8,884	$19,585	$41,626	$71,610
Net income (loss)	$(984)	$5,227	$13,709	$21,644	$39,596
Earnings per share of common stock – basic:
Earnings per share basic	$(0.13)	$0.27	$0.55	$0.51	$1.67
Earnings per share of common stock – diluted:
Earnings per share diluted	$(0.13)	$0.26	$0.53	$0.50	$1.61

	2012
	June 7 (inception) to June 30	Third quarter	Fourth quarter (1)	Total (1)
Total rental revenues and net gain on investments	$—	$—	$—	$—
Net loss	$—	$—	$(89)	$(89)
Earnings per share of common stock – basic:
Earnings per share basic	$—	$—	$(0.01)	$(0.01)
Earnings per share of common stock – diluted:
Earnings per share diluted	$—	$—	$(0.01)	$(0.01)

(1)	Shares weighted by period outstanding since the separation on December 21, 2012.

15. Subsequent events

On January 2, 2014, we completed the acquisition of a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $94 million. We had agreed to acquire these mortgage loans pursuant to an agreement dated December 31, 2013.

On January 22, 2014, we completed a public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of $467.6 million. We intend to use the proceeds of this offering to purchase the remaining portfolios of mortgage loans that we had agreed to purchase in 2013, pay servicing fees for our mortgage loan portfolios, renovate the single-family rental properties we acquire, pay rental and property management expenses, pay fees and expenses to AAMC under the asset management agreement and for working capital.

On January 28, 2014, we acquired a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $7.0 million.

On January 31, 2014, we acquired a portfolio of first lien residential mortgage loans, substantially all of which are non-performing, having aggregate market value of underlying properties of $791.7 million.

On February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, payable on March 10, 2014 to all shareholders of record as of the close of business on March 3, 2014. This additional dividend is intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes.

Altisource Residential Corporation

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2013

($ in thousands)

				Initial Cost to Company	Capitalized Costs after Acquisition	Gross Amount at which Carried at Close of Period (2)
State	No. of Props	Type	Encumb	Bldg & Land Improv	Improv Carrying Costs	Bldg & Land Improv Total	Acc Depr	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	1	SFR	$48	$90	$—	$90	$—	45	2013
Arizona	13	SFR	799	2,206	10	2,216	2	35	2013	3-27.5 years
Arkansas	1	SFR	—	203	—	203	—	17	2013
California	21	SFR	1,869	4,056	55	4,111	2	31	2013	3-27.5 years
Colorado	1	SFR	70	170	—	170	—	57	2013
Connecticut	2	SFR	265	491	—	491	—	40	2013
Florida	64	SFR	3,021	8,411	214	8,625	13	21	2013	3-27.5 years
Georgia	3	SFR	298	765	7	772	—	25	2013	3-27.5 years
Hawaii	1	SFR	40	67	—	67	—	24	2013
Illinois	29	SFR	1,485	4,388	69	4,457	2	44	2013	3-27.5 years
Indiana	7	SFR	339	980	31	1,011	1	34	2013	3-27.5 years
Kansas	1	SFR	49	94	—	94	—	92	2013
Kentucky	4	SFR	109	351	—	351	—	45	2013
Louisiana	3	SFR	53	216	9	225	—	35	2013
Maine	1	SFR	55	153	—	153	—	93	2013
Maryland	4	SFR	228	504	—	504	—	39	2013
Massachusetts	1	SFR	116	194	—	194	—	21	2013
Michigan	7	SFR	215	468	—	468	—	52	2013
Missouri	2	SFR	84	300	—	300	—	16	2013
Nevada	5	SFR	222	598	42	640	1	40	2013	3-27.5 years
New Jersey	6	SFR	217	743	—	743	—	90	2013
New Mexico	3	SFR	97	335	—	335	—	32	2013
New York	4	SFR	573	1,009	4	1,013	—	31	2013	3-27.5 years
North Carolina	22	SFR	1,162	2,517	12	2,529	—	45	2013	3-27.5 years
Ohio	7	SFR	355	957	—	957	—	27	2013
Oklahoma	2	SFR	111	209	—	209	—	16	2013
Pennsylvania	11	SFR	556	1,434	11	1,445	—	66	2013	3-27.5 years
South Carolina	3	SFR	59	318	27	345	2	12	2013	3-27.5 years
Tennessee	1	SFR	71	135	—	135	—	60	2013
Texas	10	SFR	355	1,033	94	1,127	2	21	2013	3-27.5 years
Utah	3	SFR	250	489	—	489	—	46	2013
Virginia	3	SFR	510	849	—	849	—	30	2013
Washington	1	SFR	72	140	—	140	—	33	2013
West Virginia	1	SFR	208	346	—	346	—	58	2013
Wisconsin	14	SFR	569	1,309	—	1,309	—	32	2013

Total (2)	262		14,530	36,528	585	37,113	25	35

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

For the year ended December 31, 2013
Real estate assets:
Beginning balance	$—
Acquisitions through foreclosure	31,014
Other acquisitions	6,198
Improvements	586
Cost of real estate sold	(685)

Ending balance (1)	$37,113

Accumulated depreciation:
Beginning balance	$—
Depreciation expense	25
Cost of real estate sold	—

Ending balance	$25

(1)	The aggregate cost for federal income tax purposes is $37.1 million as of December 31, 2013.

Altisource Residential Corporation

Schedule IV—Mortgage Loans on Real Estate

December 31, 2013

($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages (1)	Principal amount of loans subject to delinquent principal or interest
$0-49,999	63	2.375% - 13.875%	03/24/2014 - 12/01/2040	$1,013	$2,118
$50,000-99,999	794	2.000% - 16.125%	09/01/2010 - 05/01/2051	30,679	58,181
$100,000-149,999	1,667	2.000% - 13.650%	02/01/2010 - 11/01/2053	114,844	198,753
$150,000-199,999	1,339	2.000% - 13.950%	05/01/2010 - 09/01/2053	125,922	222,205
$200,000-249,999	1,125	2.000% - 11.960%	06/01/2009 - 01/01/2057	136,013	240,679
$250,000+	3,066	1.000% - 12.375%	01/01/2010 - 09/01/2057	798,692	1,307,378

Total (2)	8,054			$1,207,163	$2,029,314

(1)	The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. The substantial majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.
(2)	The following table sets forth the activity of mortgage loans ($ in thousands):

For the year ended December 31, 2013
Mortgage loans
Beginning balance	$—
Investment in mortgage loans	1,213,811
Net unrealized gain on mortgage loans	61,092
Cost of mortgages sold	(38,297)
Mortgage loan payments	(4,901)
Real estate tax advances to borrowers	6,472
Transfer of mortgage loans to real estate owned	(31,014)

Ending balance	$1,207,163