Form 10-Q
period 2014-03-31
Altisource Residential Corp
filed 2014-04-29
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 25, 2014, 57,115,023 shares of our common stock were outstanding.

Altisource Residential Corporation
March 31, 2014

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

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans;

•	our ability to convert loans to rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to retain our exclusive engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement;

•	our failure to qualify or maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2013.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of April 25, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets:
Real estate assets, net:
Land	$1,367	$478
Rental residential properties, net	6,488	3,092
Real estate owned	121,895	32,332
	129,750	35,902
Real estate assets held for sale	4,224	1,186
Mortgage loans	1,766,142	1,207,163
Cash and cash equivalents	48,022	115,988
Restricted cash	7,334	5,878
Accounts receivable	681	1,428
Related party receivables	10,444	9,260
Investment in affiliate	18,000	18,000
Deferred leasing and financing costs, net	1,808	2,293
Prepaid expenses and other assets	353	1,542
Total assets	$1,986,758	$1,398,640
Liabilities:
Repurchase agreements	$699,950	$602,382
Accounts payable and accrued liabilities	5,835	4,952
Related party payables	12,540	5,879
Total liabilities	718,325	613,213
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,114,763 and 42,286,669 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	571	423
Additional paid-in capital	1,226,927	758,584
Retained earnings	40,935	26,420
Total equity	1,268,433	785,427
Total liabilities and equity	$1,986,758	$1,398,640

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013

Rental revenues and net gain on investments:
Rental revenues	$69	$—
Net unrealized gain on mortgage loans	65,130	1,128
Net realized gain on mortgage loans	9,321	387
Total rental revenues and net gain on investments	74,520	1,515
Expenses:
Residential property operating expenses	1,050	—
Real estate depreciation and amortization	48	—
Mortgage loan servicing costs	11,437	392
Interest expense	5,708	42
Related party general and administrative	12,632	987
General and administrative	1,392	1,078
Total expenses	32,267	2,499
Other income	108	—
Income before income taxes	42,361	(984)
Income tax expense	448	—
Net income (loss)	$41,913	$(984)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$0.78	$(0.13)
Weighted average common stock outstanding – basic	53,436,108	7,810,708
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$0.77	$(0.13)
Weighted average common stock outstanding – diluted	54,086,959	7,810,708

Dividends declared per common share	$0.48	$—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427
Issuance of common stock, including stock option exercises	14,828,094	148	483,358	—	483,506
Cost of issuance of common stock	—	—	(15,071)	—	(15,071)
Dividends on common stock	—	—	—	(27,398)	(27,398)
Share-based compensation	—	—	56	—	56
Net income (loss)	—	—	—	41,913	41,913
March 31, 2014	57,114,763	$571	$1,226,927	$40,935	$1,268,433

	Common stock
	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	Total equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Net loss	—	—	—	(984)	(984)
March 31, 2013	7,810,708	$78	$99,922	$(1,073)	$98,927

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Operating activities:
Net income (loss)	$41,913	(984)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(65,130)	(1,128)
Net realized gain on mortgage loans	(9,321)	(387)
Net realized gain on real estate	(55)	—
Real estate depreciation, amortization and other non-cash charges	403	—
Share-based compensation	56	—
Amortization of deferred financing costs	608	30
Changes in operating assets and liabilities:
Accounts receivable	747	—
Related party receivables	63	231
Prepaid expenses and other assets	(145)	(186)
Accounts payable and accrued liabilities	633	475
Related party payables	6,661	585
Net cash used in operating activities	(23,567)	(1,364)
Investing activities:
Investment in mortgage loans	(611,357)	(88,257)
Investment in real estate	—	(278)
Investment in renovations	(447)	—
Real estate tax advances to borrowers	(6,259)	—
Mortgage loan dispositions	32,775	88
Mortgage loan payments	3,129	—
Disposition of real estate	734	—
Change in restricted cash	(1,456)	—
Net cash used in investing activities	(582,881)	(88,447)
Financing activities:
Issuance of common stock, including stock option exercises	487,041	—
Cost of issuance of common stock	(15,071)	(73)
Dividends on common stock	(27,398)	—
Payment of tax withholdings on exercise of stock options	(3,535)	—
Proceeds from repurchase agreement	127,664	12,926
Repayments of repurchase agreement	(30,096)	—
Payment of deferred financing costs	(123)	(1,100)
Net cash provided by financing activities	538,482	11,753
Net increase/(decrease) in cash and cash equivalents	(67,966)	(78,058)
Cash and cash equivalents as of beginning of the period	115,988	100,005
Cash and cash equivalents as of end of the period	$48,022	$21,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,736	$12
Transfer of mortgage loans to real estate owned	$96,528	$156
Changes in accrued equity issuance costs	$183	$370
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$1,247	$1,858

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT formed in 2012. We are focused on acquiring, owning and managing single-family rental properties throughout the United States. We acquire our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned (“REO”) acquisitions. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P.

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

On December 21, 2012, which we refer to as the “separation date,” we separated from Altisource Portfolio Solutions S.A.
("Altisource") and became a stand-alone publicly traded company through the contribution to us by Altisource of $100.0 million of equity capital and the distribution of our shares of common stock to the stockholders of Altisource. On the separation date, we entered into long-term service agreements with Ocwen Financial Corporation ("Ocwen"), a leading residential mortgage loan servicer, and with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that our access to Ocwen’s servicing expertise and multifaceted resolution methodologies helps us maximize the value of our loan portfolios and provides us with a competitive advantage over other companies with a similar focus. We also believe that our relationship with Altisource and access to its nationwide vendor network enables us to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States.

We are managed by Altisource Asset Management Corporation ("AAMC"). We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of sub-performing and non-performing loans and REO properties. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource.

On the separation date, we entered into long-term service agreements with Ocwen, a leading mortgage loan servicer, and Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services.

Since December 21, 2012, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, we completed our second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, we completed our third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, we increased the maximum aggregate funding available under our repurchase agreements by an additional $325.0 million. The maximum aggregate funding available to us under these repurchase agreements as of March 31, 2013 was $750.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. On April 21, 2014, we increased the aggregate maximum borrowing capacity under the repurchase agreement dated as of March 22, 2013 from $100.0 million to $200.0 million, subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015. All obligations under the repurchase agreements are fully guaranteed by us. As of March 31, 2014, an aggregate of $700.0 million was outstanding under our repurchase agreements.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

Recently issued accounting standards

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.
2. Mortgage loans

Acquisitions

During the three months ended March 31, 2014, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•On January 2, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.
•On January 28, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $7 million.
•On January 31, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $792 million.
•On February 28, 2014, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $8 million

During the three months ended March 31, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value of underlying properties of $94 million.
•On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having aggregate market value underlying properties of $39 million.

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

During the three months ended March 31, 2014 and 2013, we expensed $0.5 million and $0.4 million, respectively, for due diligence costs related to these and other transactions.

Transfer of mortgage loans to real estate owned

During the three months ended March 31, 2014 and 2013, we transferred 637 mortgage loans and one mortgage loan, respectively, at an aggregate fair value based on broker price opinions ("BPOs") of $96.5 million and $0.2 million, respectively, to real estate owned. Such transfers occur when title to the real estate has been received by us.

Dispositions

During the three months ended March 31, 2014 and 2013, we disposed of 116 and 10 mortgage loans, respectively, primarily through short sales and foreclosure sales. In connection with these dispositions, we generated $9.3 million and $0.4 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three months ended March 31, 2014, we did not acquire any REO properties as part of our portfolio acquisitions. During the three months ended March 31, 2013, we acquired six residential properties. These REO properties were acquired as part of the loan portfolio acquisitions described in Note 2. The aggregate purchase price attributable to these acquired REO properties was $0.3 million.

Real estate held for use

As of March 31, 2014, we had 852 REO properties held for use. Of these properties, 35 had been rented, 17 were being listed for rent and 48 were in various stages of renovation. With respect to the remaining 752 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized and title transferred to us. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of March 31, 2013, we had seven REO properties held for use, all of which were in the process of our determining whether these properties would meet our rental profile. If a REO property meets our rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in many instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of March 31, 2014, we classified 44 REO properties having an aggregate carrying value of $4.2 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of March 31, 2013, we had no real estate held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three months ended March 31, 2014, we disposed of two residential properties. We did not dispose of any residential properties during the three months ended March 31, 2013.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
March 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,766,142
Nonrecurring basis (assets)
Real estate assets held for sale			$4,928
Transfer of mortgage loans to real estate owned	$—	$—	$96,528
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$699,950	$—
December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

We have not transferred any assets from one level to another level during the three months ended March 31, 2014 or December 31, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using our asset manager's proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Mortgage loans
Beginning balance at December 31	$1,207,163	$—
Investment in mortgage loans	612,508	88,257
Net unrealized gain on mortgage loans	65,130	1,128
Net realized gain on mortgage loans	9,321	387
Mortgage loan dispositions and payments	(39,458)	(1,946)
Real estate tax advances to borrowers	8,006	—
Transfer of mortgage loans to real estate owned	(96,528)	(156)
Ending balance at March 31	$1,766,142	$87,670

Net unrealized gain on mortgage loans held	$38,197	$1,128

The following table sets forth the fair value of our mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
March 31, 2014
Current	329	$44,280	$86,860	$76,452
30	25	2,838	5,238	4,995
60	20	2,446	4,046	4,068
90	2,120	326,308	566,858	483,245
Foreclosure	9,015	1,390,270	2,386,927	1,945,606
Mortgage loans	11,509	$1,766,142	$3,049,929	$2,514,366
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage Loans	8,054	$1,207,163	$2,099,608	$1,726,897

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of March 31, 2014 and December 31, 2013:

Input	March 31, 2014	December 31, 2013
Discount rate	15.0%	15.0%
Annual change in home pricing index	-0.3% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 22.3%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $6,343,000	$3,000 - $3,550,000

5. Repurchase agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of March 31, 2014, the weighted average annualized interest rate on borrowings under our repurchase agreements was 3.08%, excluding amortization of deferred financing costs. The following table sets forth data with respect to our repurchase agreements as of March 31, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
March 31, 2014
Repurchase agreement due April 21, 2014(1)	$100,000	$158,576	$76,800
Repurchase agreement due March 23, 2015	400,000	678,779	400,000
Repurchase agreement due March 11, 2016	250,000	396,916	223,150
	$750,000	$1,234,271	$699,950
December 31, 2013
Repurchase agreement due April 21, 2014(1)	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	$400,000	$634,234	$398,602
Repurchase agreement due March 11, 2016	$250,000	$205,328	$118,416
	$750,000	$1,005,912	$602,382
________________
(1) This repurchase agreement was amended to increase the maximum borrowing capacity and extend the term to April 20, 2015. See Note 12 - Subsequent events.

Under the terms of each repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of its repurchase facilities with cash.

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

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$1,050	$—	Altisource	Residential property operating expenses
Mortgage loan servicing costs	10,490	392	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	111	183	Altisource	Related party general and administrative expenses
Expense reimbursements	1,469	895	AAMC	Related party general and administrative expenses
Management incentive fee	10,911	—	AAMC	Related party general and administrative expenses

During the three months ended March 31, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

8. Share-based payments

On December 21, 2012, as part of the separation, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of Altisource stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of Altisource common stock. The options were granted as part of our separation to employees of Altisource and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. We recorded $0.1 million and $0.1 million of compensation expense related to these grants for the three months ended March 31, 2014 and 2013. As of March 31, 2014, we had a nominal amount of unrecognized share-based compensation cost remaining with respect to the director grants. During the three months ended March 31, 2014 and 2013, we granted no shares to directors and, therefore, had no share-based payments.

9. Income taxes

As a REIT, we must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification.

Based on our 2013 taxable income of $17.7 million, the aggregate minimum distribution to stockholders required to maintain our REIT status was $16.0 million in 2013. On February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, which was paid on March 10, 2014 to all stockholders of record as of the close of business on March 3, 2014. This additional dividend, an aggregate of $4.5 million, was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes. Dividends declared and paid per share of common stock aggregated $0.35 for the year ended December 31, 2013, or $13.1 million. On March 6, 2014, our Board of Directors declared its quarterly cash dividend of $0.40 per share of common stock, which was paid on March 24, 2014 to all stockholders of record as of the close of business on March 17, 2014. We did not declare or pay any dividends during the three months ended March 31, 2013.

Our consolidated financial statements include the operations of our taxable REIT subsidiary ("TRS"), which is subject to federal, state and local income taxes on its taxable income. Through December 31, 2013, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance. The TRS has continued to operate at a cumulative taxable loss through March 31, 2014 which resulted in our recording additional deferred tax assets. As of March 31, 2014, we are forecasting that the TRS will generate income for the 2014 fiscal year. Therefore, the valuation allowance that was recorded against our deferred tax asset has been fully released.

We recorded federal and state income tax expense on the consolidated operations for the three months ended March 31, 2014. As a REIT, we may also be subject to federal excise taxes if we engage in certain types of transactions.

As of March 31, 2014 and 2013, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the three months ended March 31, 2014 and 2013. We recorded nominal state and local tax expense on income and property for the three months ended March 31, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Numerator
Net income (loss)	$41,913	$(984)

Denominator
Weighted average common stock outstanding – basic	53,436,108	7,810,708
Stock options using the treasury method	638,761	—
Restricted stock	12,090	—
Weighted average common stock outstanding – diluted	54,086,959	7,810,708

Earnings (loss) per basic share	$0.78	$(0.13)
Earnings (loss) per diluted share	$0.77	$(0.13)

Stock options excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive	—	1,019,424

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

12. Subsequent events

On April 21, 2014, we increased the aggregate maximum borrowing capacity under the repurchase agreement, dated as of March 22, 2013 with Credit Suisse First Boston Mortgage Capital LLC from $100.0 million to $200.0 million subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. All other terms and conditions of the repurchase agreement remain the same in all material respects. The obligations under the repurchase agreement continue to be fully guaranteed by us.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

We are a Maryland REIT focused on acquiring and managing single-family rental properties by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have also created a large supply of distressed mortgage loans for sale in the market. We therefore believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities.

In 2013, we acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REOs, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During first quarter 2014, we acquired portfolios consisting of an aggregate of 4,207 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.1 billion and an aggregate market value of underlying properties of $901 million. The aggregate purchase price for these portfolios was $612.8 million.

During 2013 and the first quarter of 2014, we modified an aggregate of 182 mortgage loans, converted an aggregate of 862 mortgage loans into REO properties, disposed of an aggregate of 327 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of March 31, 2014, our portfolio consisted of 11,509 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.0 billion and an aggregate market value of underlying properties of $2.5 billion. We also had 896 REO properties with an aggregate carrying value of $134.0 million, of which 35 REO properties were rented and 65 were being listed for rent or prepared for rental.

In March 2014, we agreed to acquire a portfolio consisting of 915 residential mortgage loans and REO properties with an aggregate UPB of approximately $221.2 million and aggregate property values of $180.0 million. The UPB for the REO properties is based on the last UPB of each mortgage loan prior to its conversion to REO. Subject to satisfactory due diligence results and final agreement on terms, we anticipate consummating this transaction in the second quarter of 2014. There can be no assurance that we will acquire this portfolio in whole or in part on a timely basis or at all.

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

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next several years as banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan sales offered for sale by banks, HUD and private equity funds, among others. We believe that the distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions us to be selected as the buyer of diverse portfolios of such loans since we are not geographically constrained. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

Metrics Affecting Our Results

Revenues

Our revenues primarily consist of the following:

i.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value (less estimated selling costs in the case of REO held for sale). The difference between the carrying value of the asset at the time of conversion and most recent market value, based on BPOs, is recorded in our statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.
Net unrealized gains from the change in fair value of loans. On a monthly basis we adjust our loans to fair value by evaluating the fair value of the underlying property, the expected timeline and probabilities of loan resolution and expected market yield. The change in fair value of loans is recorded in our statement of operations as net unrealized gain on mortgage loans. We employ various loan resolution methodologies with respect to our residential mortgage loans including loan modification, collateral resolution and collateral disposition. The manner in which a sub-performing or non-performing loan is resolved will impact the amount and timing of these net unrealized gains. We expect the timelines for each of the different processes to vary significantly, and final resolution could take up to 24 months or longer from the loan acquisition date. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

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

As a greater number of our REO are renovated and deemed suitable for rental, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of our leases of rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

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

Expenses

Our expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service our acquired loans and for real estate insurance and other corporate advances. Rental property operating expenses are expenses associated with our ownership and operation of rental properties including expenses such as Altisource's inspection, property preservation and renovation fees, property management fees, turnover costs, property taxes, insurance and

HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursement consists primarily of employee salaries of AAMC in direct correlation to the services they provide on our behalf and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC, based on the amount of cash available for distribution to our stockholders for each period.

Other factors affecting our consolidated results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to source sub-performing and non-performing loans. We believe that there is currently a large supply of sub-performing and nonperforming mortgage loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

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

Resolution Activities

	First quarter 2013	First quarter 2014
Mortgage Loans
Beginning balance	—	8,054
Acquisitions	684	4,207
Dispositions	(10)	(116)
Conversions to REO	(1)	(637)
Reversions to mortgage loans (1)	—	1
Ending balance	673	11,509

Modifications	—	81

Real Estate Owned
Beginning balance	—	262
Acquisitions	6	—
Dispositions	—	(2)
Conversions to REO	1	637
Reversions to mortgage loans	—	(1)
Ending balance	7	896

Leased	—	35
Renovations complete	—	17
Renovations in process	—	48
Evaluating strategy/held for sale	7	796
	7	896
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

Current Portfolio

During 2013, we acquired portfolios of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 8,491 mortgage loans and 40 REOs with approximately $2.2 billion of UPB and approximately $1.8 billion in aggregate market value of underlying properties.

On January 2, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 650 loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties.

On January 28, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 66 loans with approximately $7 million of UPB and approximately $7 million in aggregate market value of underlying properties.

On January 31, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 3,421 loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties.

On February 28, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of an aggregate of 70 loans with approximately $8 million of UPB and approximately $8 million in aggregate market value of underlying properties.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions through March 31, 2014 as our “Current Portfolio.”

Our mortgage loans become REO properties when we have obtained title to the property through completion of the foreclosure process. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of March 31, 2014, we had 896 REO properties. The aggregate fair value of these 896 REO properties as of March 31, 2014 was approximately $134.0 million, or approximately 7% of the total fair value of our Current Portfolio.

As of March 31, 2014, 35 of our 896 REO properties had been rented and were occupied by tenants, 17 were being listed for rent, 48 were in varying stages of renovation and 44 were being held for sale. With respect to the remaining 752 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized and title transferred to us. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of March 31, 2013, we had seven REO properties held for use and were in the process of determining whether these properties would meet our rental profile. If a REO property meets our rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The following table sets forth a summary of our REO properties as of March 31, 2014 ($ in thousands):

State	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	3	$775	15
Arizona	34	6,010	19
Arkansas	3	369	42
California	106	27,791	40
Colorado	9	1,561	22
Connecticut	5	935	49
Delaware	3	485	29
Florida	193	27,204	23
Georgia	12	1,670	26
Hawaii	1	67	24
Idaho	1	175	30
Illinois	101	14,802	40
Indiana	30	3,327	38
Kansas	11	942	49
Kentucky	8	802	39
Louisiana	6	587	41
Maine	5	587	68
Maryland	12	1,901	47
Massachusetts	6	856	93
Michigan	30	3,457	43
Minnesota	23	4,085	37
Missouri	4	525	17
Nebraska	2	212	103
Nevada	9	1,497	20
New Hampshire	1	158	33
New Jersey	13	1,623	84
New Mexico	17	1,729	22
New York	7	1,318	56
North Carolina	75	8,189	26
Ohio	34	3,808	42
Oklahoma	7	772	23
Oregon	2	458	25
Pennsylvania	18	2,506	50
South Carolina	8	762	20
Tennessee	6	573	33
Texas	15	1,916	23
Utah	9	1,488	34
Vermont	1	185	113
Virginia	4	973	30
Washington	2	256	38
West Virginia	2	416	41
Wisconsin	58	6,222	54
Total	896	$133,974	35
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of our Current Portfolio consists of a diversified pool of residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Current Portfolio for acquisitions completed through March 31, 2014 was 68.0% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

The table below provides a summary of the residential mortgage loans in our Current Portfolio based on the respective UPB and respective values as of March 31, 2014 ($ in thousands):

Location	Loan count	Carrying value (1)	UPB	Market value of underlying properties (2)	Weighted average market LTV (3)
Alabama	66	$6,462	$10,449	$8,691	200.3%
Alaska	3	678	687	963	76.2%
Arizona	220	37,823	59,479	48,286	135.6%
Arkansas	62	4,068	7,221	5,891	141.0%
California	1679	517,391	755,931	686,525	123.6%
Colorado	70	12,118	16,289	15,594	114.3%
Connecticut	117	15,066	30,907	24,981	149.2%
Delaware	58	6,918	11,494	9,801	132.4%
Dist. of Columbia	39	9,291	12,001	13,049	104.9%
Florida	2176	282,668	528,190	381,094	157.6%
Georgia	344	32,241	59,391	43,529	154.2%
Hawaii	47	11,502	20,890	20,210	110.8%
Idaho	29	3,719	5,973	4,898	135.1%
Illinois	516	56,715	122,137	85,683	205.2%
Indiana	369	28,489	44,432	40,775	120.6%
Iowa	11	693	1,262	986	134.6%
Kansas	28	2,329	3,374	3,138	122.0%
Kentucky	92	7,420	11,256	10,254	119.5%
Louisiana	22	2,249	3,454	3,578	106.7%
Maine	27	3,532	5,885	5,421	119.1%
Maryland	538	72,926	147,248	111,326	151.2%
Massachusetts	257	40,483	73,061	65,146	126.2%
Michigan	123	11,946	20,708	16,130	178.7%
Minnesota	76	10,249	16,593	13,613	134.2%
Mississippi	29	2,228	3,697	3,163	133.6%
Missouri	113	7,028	13,883	10,165	172.8%
Montana	5	512	824	720	121.5%
Nebraska	10	1,204	1,860	1,586	121.1%
Nevada	221	35,436	65,205	44,944	164.4%
New Hampshire	19	2,634	4,497	3,992	124.3%
New Jersey	927	128,431	283,001	208,227	162.3%
New Mexico	99	8,090	14,328	12,421	123.6%
New York	573	99,085	195,463	181,247	124.2%
North Carolina	347	32,630	51,785	44,161	128.9%

North Dakota	1	99	123	138	89.5%
Ohio	181	14,065	25,850	21,019	155.1%
Oklahoma	33	3,379	4,732	4,641	108.3%
Oregon	110	17,874	31,342	28,396	117.3%
Pennsylvania	379	39,079	70,061	56,451	140.4%
Puerto Rico	2	99	224	251	118.3%
Rhode Island	97	7,811	23,095	12,324	221.7%
South Carolina	236	21,117	36,318	29,383	139.2%
South Dakota	5	432	743	695	107.8%
Tennessee	101	11,146	16,574	15,102	121.6%
Texas	272	28,352	37,008	38,522	103.5%
Utah	113	17,685	24,905	23,239	113.9%
Vermont	9	900	1,606	1,622	101.8%
Virginia	105	23,000	34,766	32,359	118.5%
Washington	396	73,859	114,298	101,408	123.3%
West Virginia	7	637	1,076	858	134.2%
Wisconsin	149	12,153	23,999	17,499	169.8%
Wyoming	1	$201	$354	$271	131.0%
Total mortgage loans	11,509	$1,766,142	$3,049,929	$2,514,366	142.0%
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

Results of operations

Three months ended March 31, 2014 versus March 31, 2013

Rental revenues

Rental revenues increased to $69 thousand for the three months ended March 31, 2014 from zero rental revenue for the three months ended March 31, 2013. We expect to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Our rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans increased to $65.1 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The increase was primarily related to an increase in the number of loans . The net unrealized gains for the three months ended March 31, 2014 can be broken down into the following components:

•
First, we recognized $23.6 million for the three months ended March 31, 2014 in unrealized gains driven by a material change in loan status. We recognized a nominal amount in unrealized gains due to a change in loan status for the three months ended March 31, 2013. During the three months ended March 31, 2014 and 2013, respectively, we converted 637 mortgage loans and one mortgage loan to REO status, respectively. Upon conversion of these mortgage loans to

REO, we marked these properties to the most recent market value (less estimated selling costs in the case of REO held for sale); and

•
Second, we recognized $41.6 million and $1.1 million in unrealized gains for the three months ended March 31, 2014 and 2013, respectively, in unrealized gains from the net increase in the fair value of loans during the period subsequent to acquisition. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions, our loan portfolio has grown from 8,054 loans at December 31, 2013 to 11,509 loans at March 31, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans increased to $9.3 million for the three months ended March 31, 2014 from $0.4 million for the three months ended March 31, 2013. We disposed of 116 mortgage loans in the three months ended March 31, 2014 and 10 mortgage loans in the three months ended March 31, 2013, primarily from short sales and foreclosure sales.

Residential property operating expenses

We incurred $1.0 million of residential property operating expenses for the three months ended March 31, 2014 compared to no residential property operating expenses for the same period in 2013. We expect to incur increasing residential property operating expenses in the remainder of 2014 upon converting our mortgage loans to and owning residential properties. Our residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred a nominal amount of real estate depreciation and amortization for the three months ended March 31, 2014 versus no real estate depreciation for the three months ended March 31, 2013. We expect to incur increasing real estate depreciation and amortization in 2014 upon converting our mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Mortgage loan servicing costs

We incurred $11.4 million and $0.4 million of mortgage loan servicing costs primarily for servicing and foreclosure fees and advances of residential property insurance and servicer fees for the three months ended March 31, 2014 and 2013, respectively. We incur mortgage loan servicing and foreclosure costs as we service and/or foreclose loans, and we reimburse our servicers for advances relating to the loans for items such as property insurance and HOA dues that are made to protect our investment in the mortgage loans. Our loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred $5.7 million and a nominal amount of interest expense (including amortization of deferred financing costs) due to borrowings under our repurchase agreement for the three months ended March 31, 2014 and 2013, respectively. The interest rate on our financing under our repurchase agreements is subject to change with changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund our ownership of existing and additional portfolios of sub-performing and non-performing loans and rental properties.

Related party general and administrative

We incurred $12.6 million and $1.0 million of related party general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively. This increase from 2013 to 2014 was primarily due to the $10.9 million incentive management fee due to AAMC under the asset management agreement. We did not have any cash available for distribution in the first quarter of 2013, which resulted in AAMC earning no incentive fee for the quarter. The remaining increase in related party general and administrative expenses related to increased expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s hiring of additional personnel to provide services on behalf of our business.

General and administrative expenses

General and administrative expenses increased to $1.4 million for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013, primarily due to an increase in professional fees and acquisition costs related to our equity offering in January 2014 and purchases of mortgage loan portfolios.

Liquidity and capital resources

As of March 31, 2014, we had cash and cash equivalents of $48.0 million compared to $116.0 million as of December 31, 2013. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans when our Manager identifies them and make distributions to our stockholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million we received from Altisource in connection with our separation on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements, interest we receive from our portfolio of assets, cash generated from loan liquidations and our cash generated from operating results. Based on our current borrowing capacity and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses.

To date, we have used the proceeds of our equity offerings and the available funding under our repurchase agreements to finance the acquisition of our portfolio of residential mortgage loans and REO properties. These equity offerings and repurchase facilities are described below.

Equity Offerings

Since December 21, 2012, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, we completed our second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, we completed our third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. In December 2013, we increased the maximum aggregate funding available under our repurchase agreements by an additional $325.0 million. On April 21, 2014, we increased the aggregate maximum borrowing capacity under the repurchase agreement dated as of March 22, 2013 from $100.0 million to $200.0 million, subject to certain sublimits. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension at the option of the lender. The repurchase agreement dated September 12, 2013, as amended, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016 and includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month. The repurchase agreement dated September 23, 2013, as amended, has an aggregate funding capacity of $400.0 million and matures on March 23, 2015. The maximum aggregate funding available to us under these repurchase agreements is currently $850.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. All obligations under the repurchase agreements are fully guaranteed by us. As of March 31, 2014, an aggregate of $700.0 million was outstanding under our repurchase agreements, and as of April 25, 2014, an aggregate of $692.8 million was outstanding under our repurchase agreements.

Under the terms of each repurchase agreement, as collateral for the funds we draw thereunder, subject to certain conditions, the operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the applicable repurchase agreement is subject to agreement between the lender and us and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Our cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. We are also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements, as amended, require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the repurchase agreements contain customary events of default.

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

The following table sets forth data with respect to our repurchase agreements as of and for the three months ended March 31, 2014, March 31, 2013 and December 31, 2013 ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Three months ended December 31, 2013
Balance at end of period	$699,950	12,926	$602,382
Maximum month-end balance outstanding during the period	703,147	12,926	602,382
Weighted average quarterly balance	666,132	1,436	364,665

The repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 70% of the “asset value” of the mortgage loans and REO properties. Under the repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements from December 31, 2013 to March 31, 2014 relate primarily to funds we drew down under a repurchase facility in January 2014 to complete our acquisitions of portfolios of mortgage loans. As a result of the January 2014 funding, our overall advance rate under the repurchase agreements decreased slightly from 59.9% at December 31, 2013 to 56.7% at March 31, 2014. We do not collateralize any of our repurchase facilities with cash.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013	Change
Net cash used in operating activities	$(23,567)	(1,364)	$(22,203)
Net cash used in investing activities	(582,881)	(88,447)	(494,434)
Net cash provided by financing activities	538,482	11,753	526,729
Total cash flows	$(67,966)	$(78,058)	$10,092

The change in net cash used in operating activities for the three months ended March 31, 2014 and 2013 consisted primarily of related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

The change in net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of investments in non-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the three months ended March 31, 2013 consisted primarily of investments in non-performing loan portfolios. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. The change in net cash provided by financing activities for the three months ended March 31, 2013 consisted primarily of net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of March 31, 2014.

Recent accounting pronouncements

In January 2014, ASU 2014-04, Troubled Debt Restructurings by Creditors, was issued. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We believe that we have complied and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and have elected REIT status with the filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ended December 31, 2013 on the portion of our REIT taxable income that is distributed to our stockholders as long as certain asset, income and share ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

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

Residential properties, net

Upon the acquisition of real estate, generally through completion of foreclosure, we record the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable, net represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is accrued when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

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

Non-GAAP measures - Estimated REIT taxable income

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. Estimated REIT taxable income should not be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income (unaudited, $ in thousands):

	U.S. GAAP	Adjustments	Tax
	For the three months ended March 31, 2014	For the three months ended March 31, 2014	For the three months ended March 31, 2014
Rental revenues and net gain on investments:
Rental revenues	$69	$—	$69
Net unrealized gain on mortgage loans	65,130	(25,539)	39,591
Net realized gain on mortgage loans	9,321	(123)	9,198
Total revenues	74,520	(25,662)	48,858
Expenses:
Residential property operating expenses	1,050	—	1,050
Real estate depreciation and amortization	48	(32)	16
Mortgage loan servicing costs	11,437	(8,622)	2,815
Interest expense	5,708	—	5,708
Related party general and administrative	12,632	(26)	12,606
General and administrative	1,392	(428)	964
Total expenses	32,267	(9,108)	23,159
Other income	108	—	108
Net income	$42,361	$(16,554)	$25,807

Item 3. Quantitative and qualitative disclosures about market risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of non-performing loans and rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

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

We currently borrow funds at variable rates using secured financings. At March 31, 2014, we had $700.0 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $700.0 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.0 million, respectively.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2013. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2013 filed on February 20, 2014.

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

Altisource Residential Corporation
Date:	April 29, 2014	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer