Form 10-Q
period 2014-06-30
Altisource Residential Corp
filed 2014-07-22
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 18, 2014, 57,162,071 shares of our common stock were outstanding.

Altisource Residential Corporation
June 30, 2014

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2013 and in our quarterly report on Form 10-Q for the first quarter of 2014.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 18, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets:
Real estate held for use:
Land	$3,875	$478
Rental residential properties (net of accumulated depreciation of $172 and $24, respectively)	14,917	3,092
Real estate owned	231,013	32,332
Total real estate held for use, net	249,805	35,902
Real estate assets held for sale	27,572	1,186
Mortgage loans	2,024,028	1,207,163
Mortgage loans held for investment	144,009	—
Cash and cash equivalents	130,758	115,988
Restricted cash	10,269	5,878
Accounts receivable	631	1,428
Related party receivables	12,608	9,260
Investment in affiliate	18,000	18,000
Deferred leasing and financing costs, net	3,457	2,293
Prepaid expenses and other assets	260	1,542
Total assets	$2,621,397	$1,398,640
Liabilities:
Repurchase agreements	$1,271,483	$602,382
Accounts payable and accrued liabilities	7,459	4,952
Related party payables	31,947	5,879
Total liabilities	1,310,889	613,213
Commitments and contingencies (Note 6)	—	—
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,162,071 and 42,286,669 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	572	423
Additional paid-in capital	1,226,939	758,584
Retained earnings	82,997	26,420
Total equity	1,310,508	785,427
Total liabilities and equity	$2,621,397	$1,398,640

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013

Rental revenues and net gain on mortgage loans:
Rental revenues	$181	$—	$250	$—
Net unrealized gain on mortgage loans	105,042	7,165	170,172	8,293
Net realized gain on mortgage loans	10,819	1,719	20,140	2,106
Total rental revenues and net gain on mortgage loans	116,042	8,884	190,562	10,399
Expenses:
Residential property operating expenses	3,253	84	4,303	84
Real estate depreciation and amortization	103	—	151	—
Mortgage loan servicing costs	16,925	1,242	28,362	1,634
Interest expense	6,945	654	12,653	696
General and administrative	5,687	714	7,079	1,701
Related party general and administrative	17,467	1,156	30,099	2,234
Total expenses	50,380	3,850	82,647	6,349
Other income	1,698	193	1,806	193
Income before income taxes	67,360	5,227	109,721	4,243
Income tax (benefit) expense	(422)	—	26	—
Net income	$67,782	$5,227	$109,695	$4,243

Earnings per share of common stock – basic:
Earnings per basic share	$1.19	$0.27	$1.98	$0.31
Weighted average common stock outstanding – basic	57,138,695	19,374,601	55,297,630	13,624,599
Earnings per share of common stock – diluted:
Earnings per diluted share	$1.18	$0.26	$1.97	$0.29
Weighted average common stock outstanding – diluted	57,401,953	20,259,184	55,754,685	14,522,227

Dividends declared per common share	$0.45	$—	$0.93	$—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427
Issuance of common stock, including stock option exercises	14,875,402	149	483,457	—	483,606
Cost of issuance of common stock	—	—	(15,215)	—	(15,215)
Dividends on common stock	—	—	—	(53,118)	(53,118)
Share-based compensation	—	—	113	—	113
Net income	—	—	—	109,695	109,695
June 30, 2014	57,162,071	$572	$1,226,939	$82,997	$1,310,508

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Issuance of common stock, including stock option exercises	17,256,496	173	323,254	—	323,427
Cost of issuance of common stock	—	—	(13,934)	—	(13,934)
Share-based compensation	—	—	98	—	98
Net income	—	—	—	4,243	4,243
June 30, 2013	25,067,204	$251	$409,340	$4,154	$413,745

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Operating activities:
Net income	$109,695	4,243
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(170,172)	(8,293)
Net realized gain on mortgage loans	(20,140)	(2,106)
Net realized gain on real estate	(1,293)	—
Real estate depreciation, amortization and other non-cash charges	3,373	—
Share-based compensation	113	98
Amortization of deferred financing costs	1,171	322
Changes in operating assets and liabilities:
Accounts receivable	797	—
Related party receivables	4,952	400
Prepaid expenses and other assets	(180)	(113)
Accounts payable and accrued liabilities	1,072	397
Related party payables	26,068	447
Net cash used in operating activities	(44,544)	(4,605)
Investing activities:
Investment in mortgage loans	(1,056,493)	(168,165)
Investment in real estate	(27,569)	(278)
Investment in renovations	(1,700)	(22)
Real estate tax advances	(14,368)	—
Mortgage loan dispositions	70,379	5,940
Mortgage loan payments	7,951	1,122
Disposition of real estate	3,466	—
Acquisition-related deposits	—	(20,142)
Change in restricted cash	(4,391)	—
Net cash used in investing activities	(1,022,725)	(181,545)
Financing activities:
Issuance of common stock, including stock option exercises	487,142	323,427
Payment of tax withholdings on exercise of stock options	(3,536)	(24)
Cost of issuance of common stock	(15,215)	(13,253)
Dividends on common stock	(53,118)	—
Proceeds from repurchase agreement	749,240	79,761
Repayments of repurchase agreement	(80,139)	(79,289)
Payment of deferred financing costs	(2,335)	(1,162)
Net cash provided by financing activities	1,082,039	309,460
Net increase in cash and cash equivalents	14,770	123,310
Cash and cash equivalents as of beginning of the period	115,988	100,005
Cash and cash equivalents as of end of the period	$130,758	$223,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,496	$375
Transfer of mortgage loans to real estate owned	$220,971	$4,399
Transfer of real estate owned to mortgage loans	$3,594	$—
Changes in accrued equity issuance costs	$1,746	$663
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	$4,796	$3,583
See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
June 30, 2014
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

Since our separation from Altisource, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On May 1, 2013, we completed a public offering of 17,250,000 shares of common stock at $18.75 per share and received net proceeds of approximately $309.5 million. On October 1, 2013, we completed our second public offering of 17,187,000 shares of common stock at $21.00 per share and received net proceeds of $349.4 million. On January 22, 2014, we completed our third public offering of 14,200,000 shares of common stock at $34.00 per share and received net proceeds of approximately $467.6 million.

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under each of these repurchase agreements was increased at least one time.

For the repurchase agreement entered into on March 22, 2013, we amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

For the repurchase agreement dated September 23, 2013, we amended it on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. The maturity date of the repurchase agreement is March 23, 2015. We have the option to extend this agreement for an additional year with no additional funding.

Following the amendments to our repurchase agreements, the maximum aggregate funding available to us under these repurchase agreements as of June 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2014, an aggregate of $1.3 billion was outstanding under our repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by us.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

Loans held for investment

Loans held for investment consist of re-performing residential mortgage loans acquired from others. We do not originate loans. Each acquired loan is evaluated at acquisition to determine if the loan is impaired.

Acquired distressed re-performing residential mortgage loans that have evidence of deteriorated credit quality at the time of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Topic 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults. At each balance sheet date, we evaluate the pool of loans to determine whether the present value derived using the effective interest rate has decreased and, if so, recognize a provision for loan loss. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Recently issued accounting standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the quarter ended June 30, 2014, we agreed to acquire an aggregate of 3,269 non-performing loans with an aggregate market value of underlying properties of $900.3 million. On June 27, 2014, we acquired 1,116 of these non-performing loans with an aggregate market value of underlying properties of $375.3 million for an aggregate purchase price of $235.0 million. On May 1, 2014, we also completed the acquisition of a portfolio of 664 non-performing mortgage loans and REO properties with an aggregate property value of $126.6 million for an aggregate purchase price of $92.7 million. We had previously agreed to purchase an aggregate of 915 non-performing mortgage loans and REO properties in this portfolio in March 2014. Subject to satisfactory due diligence results and final agreement on terms, we anticipate completing the acquisition of the remaining portions of these portfolios in the third quarter of 2014.

During the six months ended June 30, 2014, our total completed acquisitions consisted of an aggregate of 5,797 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.6 billion and an aggregate market value of underlying properties of $1.4 billion. The aggregate purchase price for these acquisitions was $940.5 million.

During the three and six months ended June 30, 2014, we recognized $2.4 million and $2.9 million respectively, for due diligence costs related to these and other transactions in general and administrative and related party general and administrative expense.

During the six months ended June 30, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans:

•	On February 14, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value of underlying properties of $94 million.

•	On March 21, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value underlying properties of $39 million.

•	On April 5, 2013, a portfolio of first lien residential mortgage loans, substantially all of which were non-performing, having an aggregate market value of underlying properties of $122 million.

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

Acquisition of loans held for investment

During the three and six months ended June 30, 2014, we agreed to acquire an aggregate of 1,105 re-performing loans with an aggregate market value of underlying properties of $327.9 million. On June 27, 2014, we acquired 879 of these re-performing loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Subject to satisfactory due diligence results and final agreement on terms, we anticipate completing the acquisition of the remaining portions of this portfolio in the third quarter of 2014.

Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. The re-performing residential mortgage loans acquired in June 2014 have common risk characteristics and are being accounted for as a single loan pool. Under ASC 310-30 we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults. For the three and six months ended June 30, 2014, we recognized no provision for loan loss nor any adjustments to the amount of the accretable yield.

The purchase price of the loans acquired during the three months ended June 30, 2014 is considered to be the fair value at the time of acquisition. The following table presents information regarding the estimates of the contractually required payments and the cash flows expected to be collected ($ in thousands):

June 30, 2014
Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009
Transfer of mortgage loans to real estate owned

During the three months ended June 30, 2014 and 2013, we transferred 907 and 33 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs") of $124.4 million and $4.2 million, respectively. Such transfers occur when the foreclosure sale is complete.

During the six months ended June 30, 2014 and 2013, we transferred 1,544 and 34 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $221.0 million and $4.4 million, respectively.

Dispositions

During the three months ended June 30, 2014 and 2013, we disposed of 135 and 28 mortgage loans, respectively, primarily through short sales, refinancing, and foreclosure sales. In connection with these dispositions, we recorded $10.8 million and $1.7 million, respectively, of net realized gains on mortgage loans.

During the six months ended June 30, 2014 and 2013, we disposed of 251 and 38 mortgage loans, respectively, primarily through short sales, refinancing, and foreclosure sales. In connection with these dispositions, we recorded $20.1 million and $2.1 million, respectively, of net realized gains on mortgage loans.

3. Real estate assets, net

Acquisitions

During the three and six months ended June 30, 2014, we acquired 190 REO properties as part of our portfolio acquisitions. During the six months ended June 30, 2013, we acquired six REO properties. We acquired no REO properties during the three months ended June 30, 2013. The aggregate purchase price attributable to these acquired REO properties was $27.6 million in the first six months of 2014 and $0.3 million in the first six months of 2013.

Real estate held for use

As of June 30, 2014, we had 1,766 REO properties held for use. Of these properties, 102 had been rented, 40 were being listed for rent and 140 were in varying stages of renovation. With respect to the remaining 1,484 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of December 31, 2013, we had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet our rental profile. As of June 30, 2013, we had 40 REO properties held for use, for all of which we were in the process of determining whether the properties would meet our rental profile. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of June 30, 2014, we classified 192 REO properties having an aggregate carrying value of $27.6 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2013, we had 16 REO properties having an aggregate carrying value of $1.2 million held for sale, and as of June 30, 2013, we had eight REO properties having an aggregate carrying value of $0.9 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three and six months ended June 30, 2014, we disposed of 22 and 24 residential properties, respectively. We did not dispose of any residential properties during the six months ended June 30, 2013.

4. Fair value of financial instruments

The following table sets forth the financial assets and liabilities that we measure at fair value by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
June 30, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$2,024,028
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$28,710
Transfer of real estate owned to mortgage loans	$—	$—	$3,594
Transfer of mortgage loans to real estate owned	$—	$—	$220,971
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for investment	$—	$—	$144,009
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,271,483	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

We have not transferred any assets from one level to another level during the three or six months ended June 30, 2014. Additionally there have been no transfers between levels for the year ended December 31, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using our asset manager's proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The purchase price of mortgage loans held for investment which were acquired with evidence of deteriorated credit quality is considered to be the fair value at the time of acquisition. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Mortgage loans
Beginning balance	$1,766,142	$87,670	$1,207,163	$—
Investment in mortgage loans	300,503	79,908	913,011	168,165
Net unrealized gain on mortgage loans	105,042	7,165	170,172	8,293
Net realized gain on mortgage loans	10,819	1,719	20,140	2,106
Mortgage loan dispositions and payments	(44,314)	(8,699)	(83,772)	(10,645)
Real estate tax advances to borrowers	4,716	—	12,722	—
Transfer of real estate owned to mortgage loans	5,563	—	5,563	—
Transfer of mortgage loans to real estate owned	(124,443)	(4,243)	(220,971)	(4,399)
Ending balance at June 30	$2,024,028	$163,520	$2,024,028	$163,520

Net unrealized gain on mortgage loans held	$70,623	$7,165	$108,820	$8,293

The following table sets forth the fair value of our non-performing mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
June 30, 2014
Current	659	$85,322	$152,956	$146,861
30	43	7,100	11,177	11,420
60	32	4,875	7,007	8,117
90	2,312	384,350	635,463	587,819
Foreclosure	9,024	1,542,381	2,465,697	2,097,710
Mortgage loans	12,070	$2,024,028	$3,272,300	$2,851,927
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of our re-performing mortgage loans held for investment, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
June 30, 2014
Current	866	$142,283	$204,963	$268,161
30	9	1,374	1,656	2,286
60	3	161	217	239
90	1	191	229	391
Mortgage loans held for investment	879	$144,009	$207,065	$271,077

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of June 30, 2014 and December 31, 2013:

Input	June 30, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.2% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 22.3%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $4,100,000	$3,000 - $3,550,000

5. Repurchase agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2014, the weighted average annualized interest rate on borrowings under our repurchase agreements was 3.03%, excluding amortization of deferred financing costs. The following table sets forth data with respect to our repurchase agreements as of June 30, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
June 30, 2014
Repurchase agreement due April 20, 2015 (1)	$375,000	$608,977	$324,381
Repurchase agreement due March 23, 2015	1,030,000	1,145,345	731,415
Repurchase agreement due March 11, 2016	250,000	405,348	215,687
	$1,655,000	$2,159,670	$1,271,483
December 31, 2013
Repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	$400,000	$634,234	$398,602
Repurchase agreement due March 11, 2016	$250,000	$205,328	$118,416
	$750,000	$1,005,912	$602,382

_____________

(1)	The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

Under the terms of each repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will sell directly such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, it has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash as well. In addition, the repurchase agreements contain customary events of default. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated.

6. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows.

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2014	Six months ended June 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$3,150	$4,200	Altisource	Residential property operating expenses
Mortgage loan servicing costs	14,942	25,432	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	1,655	1,766	Altisource	Related party general and administrative expenses
Expense reimbursements	1,789	3,258	AAMC	Related party general and administrative expenses
Management incentive fee	13,715	24,626	AAMC	Related party general and administrative expenses
	Three months ended June 30, 2013	Six months ended June 30, 2013	Counter-party	Consolidated Statements of Operations location
2013
Mortgage loan servicing costs	$1,242	$1,634	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	—	183	Altisource	Related party general and administrative expenses
Expense reimbursements	1,156	2,057	AAMC	Related party general and administrative expenses

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

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2014 and 2013, we granted 8,245 and 16,355 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $27.28 and $18.47, respectively.

We recorded $0.1 million and $0.1 million of compensation expense related to these grants for the three and six months ended June 30, 2014, respectively, and recorded $0.1 million for the three and six months ended June 30, 2013. As of both June 30, 2014 and 2013, we had $0.2 million of unrecognized share-based compensation cost remaining with respect to the director grants to be recognized over a weighted average remaining estimated term of 0.9 years.

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

Based on our 2013 taxable income of $17.7 million, the aggregate minimum distribution to stockholders required to maintain our REIT status was $16.0 million in 2013. Dividends declared and paid per share of common stock aggregated $0.35 for the year ended December 31, 2013, or $13.1 million. On February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, which was paid on March 10, 2014 to all stockholders of record as of the close of business on March 3, 2014. This additional dividend, an aggregate of $4.5 million, was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes. On March 6, 2014, our Board of Directors declared a quarterly cash dividend of 0.40 per share of common stock, which was paid on March 24, 2014 to all stockholders of record as of the close of business on March 17, 2014.
On May 29, 2014, our Board of Directors declared a quarterly cash dividend of 0.45 per share of common stock, which was paid on June 23, 2014 to all stockholders of record as of the close of business on June 9, 2014. We did not declare or pay any dividends during the three and six months ended June 30, 2013.

Our consolidated financial statements include the operations of our taxable REIT subsidiary ("TRS"), which is subject to federal, state and local income taxes on its taxable income. Through December 31, 2013, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance. The TRS has continued to operate at a cumulative taxable loss through June 30, 2014 which resulted in our recording additional deferred tax assets and a corresponding valuation allowance. As of June 30, 2014, we are forecasting that the TRS will break even for the 2014 fiscal year.

We recorded state income tax expense on our consolidated operations for the six months ended June 30, 2014. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of June 30, 2014 and 2013, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the six months ended June 30, 2014 and 2013. We recorded nominal state and local tax expense on income and property for the six months ended June 30, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Numerator
Net income	$67,782	$5,227	$109,695	$4,243

Denominator
Weighted average common stock outstanding – basic	57,138,695	19,374,601	55,297,630	13,624,599
Stock options using the treasury method	257,110	884,583	447,936	897,628
Restricted stock	6,148	—	9,119	—
Weighted average common stock outstanding – diluted	57,401,953	20,259,184	55,754,685	14,522,227

Earnings per basic share	$1.19	$0.27	$1.98	$0.31
Earnings per diluted share	$1.18	$0.26	$1.97	$0.29

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

12. Subsequent events

On July 10, 2014, we acquired a portfolio of 46 first lien residential mortgage loans, substantially all of which were non-performing loans in advanced stages of foreclosure, having an aggregate UPB of $7.0 million and an aggregate market value of underlying properties of $5.0 million for an aggregate purchase price of $3.7 million.

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

In 2013, we acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During the quarter ended June 30, 2014, we agreed to acquire an aggregate of 4,374 residential mortgage loans, of which 3,269 were non-performing loans and 1,105 were re-performing loans, with an aggregate market value of underlying properties of $1.23 billion. On June 27, 2014, we acquired 1,116 of the non-performing loans and 879 of the re-performing loans with an aggregate market value of underlying properties of $646.4 million for an aggregate purchase price of $379.1 million. On July 10, 2014, we acquired 46 non-performing loans with an aggregate market value of underlying properties of $5.0 million for an aggregate purchase price of $3.7 million. Subject to satisfactory due diligence results and final agreement on terms, we anticipate completing the acquisition of the remainder of these portfolios in the third quarter of 2014. There can be no assurance that we will complete these transactions in whole or in part on a timely basis or at all.

On May 1, 2014, we also completed the acquisition of a portfolio of 664 non-performing mortgage loans and REO properties with an aggregate property value of $126.6 million for an aggregate purchase price of $92.7 million. We had previously agreed to purchase an aggregate of 915 non-performing mortgage loans and REO properties in this portfolio in March 2014. There can be no assurance that we will complete this transaction in whole or in part on a timely basis or at all.

During the six months ended June 30, 2014, our total completed acquisitions consisted of an aggregate of 5,797 residential mortgage loans, substantially all of which were non-performing, 879 re-performing mortgage loans and 190 REO properties having an aggregate UPB of approximately $1.8 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion.

During 2013 and the six months ended June 30, 2014, we modified an aggregate of 272 mortgage loans, converted an aggregate of 1,756 mortgage loans into REO properties, disposed of an aggregate of 462 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of June 30, 2014, our portfolio consisted of 12,070 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.3 billion and an aggregate market value of underlying properties of $2.9 billion. We also had 1,958 REO properties with an aggregate carrying value of $277.4 million, of which 102 REO properties were rented and 40 were being listed for rent or prepared for rental. We also had 879 re-performing mortgage loans having an aggregate UPB of approximately $207.1 million and an aggregate market value of underlying properties of approximately $271.1 million.

To date, we have acquired our non-performing and re-performing loan portfolios through direct acquisitions from institutions such as banks, HUD and private equity funds.

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

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next several years as banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan portfolios offered for sale by banks, HUD and private equity funds, among others. We believe that the distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions us to be selected as the buyer of diverse portfolios of such loans since we are not geographically constrained. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

Metrics Affecting Our Results

Revenues

Our revenues primarily consist of the following:

i.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value (less estimated selling costs in the case of REO properties held for sale). The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

ii.
Net unrealized gains from the change in fair value of loans. After our sub-performing and non-performing mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

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

As a greater number of our REO properties are renovated and deemed suitable for rental, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of our leases of rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and marketing costs, or reduced rental revenues.

Although we generally seek to lease the REO properties we acquire on foreclosure, we may determine to sell the properties that do not meet our rental criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Our expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Loan servicing fees and advances are expenses paid to Ocwen to service our acquired loans and for real estate insurance and other corporate advances. Rental property operating expenses are expenses associated with our ownership and operation of rental properties including expenses such as Altisource's inspection, property preservation and renovation fees, property management fees, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including estimated selling costs of REO held for sale. Expense reimbursement consists primarily of employee salaries of AAMC in direct correlation to the services they provide on our behalf and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC, based on the amount of cash available for distribution to our stockholders for each period.

Other factors affecting our consolidated results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to source sub-performing and non-performing loans, as well as other residential mortgage loans and REO property assets. We believe that there is currently a large supply of sub-performing and non-performing mortgage loans available to us for acquisition. We believe the available supply provides for a steady acquisition pipeline of assets since we plan on targeting just a small percentage of the population.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted.

Financing

Our ability to grow our business is dependent on the availability of adequate financing including additional equity financing, debt financing or both in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Our taxable income is triggered primarily by material changes in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect to convert our taxable gains on REO dispositions and loan modifications within a short period of time to cash gains, which can be used to fund the distribution requirements from the corresponding taxable gains. Distribution requirements from our taxable gains on the remaining loans that we expect to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities

	First quarter 2013	Second quarter 2013	Six months ended June 30, 2013	First quarter 2014	Second quarter 2014	Six months ended June 30, 2014
Mortgage Loans (1)
Beginning balance	—	673	—	8,054	11,509	8,054
Acquisitions	684	720	1,404	4,207	1,590	5,797
Dispositions	(10)	(28)	(38)	(116)	(135)	(251)
Mortgage loan conversions to REO	(1)	(33)	(34)	(637)	(907)	(1,544)
Reversions to mortgage loans (2)	—	—	—	1	13	14
Ending balance	673	1,332	1,332	11,509	12,070	12,070

Modifications	—	18	18	81	90	171

Real Estate Owned
Beginning balance	—	7	—	262	896	262
Acquisitions	6	—	6	—	190	190
Dispositions	—	—	—	(2)	(22)	(24)
Mortgage loan conversions to REO	1	33	34	637	907	1,544
Reversions to mortgage loans	—	—	—	(1)	(13)	(14)
Ending balance	7	40	40	896	1,958	1,958

Leased	—	1	1	35	102	102
Renovations complete	—	—	—	17	40	40
Renovations in process	—	5	5	48	140	140
Evaluating strategy/held for sale	7	34	34	796	1,676	1,676
	7	40	40	896	1,958	1,958
_____________

(1)	Excludes mortgage loans held for investment.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of June 30, 2014, 291 of our mortgage loans were on trial modification plans, compared to 105 mortgage loans on trial modification plans as of March 31, 2014.

Portfolio size

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees to Ocwen, property management fees to Altisource and fees payable to AAMC. We may also incur additional interest expense if we incur debt to finance the purchase of our assets.

Existing Portfolio

During 2013, we acquired portfolios of residential mortgage loans, substantially all of which were non-performing, consisting of 8,491 mortgage loans and 40 REO properties with approximately $2.2 billion of UPB and approximately $1.8 billion in aggregate market value of underlying properties.

On January 2, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 650 loans with approximately $121 million of UPB and approximately $94 million in aggregate market value of underlying properties.

On January 28, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 66 loans with approximately $7 million of UPB and approximately $7 million in aggregate market value of underlying properties.

On January 31, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 3,421 loans with approximately $988 million of UPB and approximately $792 million in aggregate market value of underlying properties.

On February 28, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 70 loans with approximately $8 million of UPB and approximately $8 million in aggregate market value of underlying properties.

On May 1, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 474 mortgage loans and 190 REO properties with approximately $153 million of UPB and approximately $127 million in aggregate market value of underlying properties.

On June 27, 2014, we acquired a portfolio of residential mortgage loans, substantially all of which were non-performing, consisting of 1,116 mortgage loans with approximately $328 million of UPB and approximately $375 million in aggregate market value of underlying properties.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions of nonperforming loans through June 30, 2014 as our “Existing Portfolio.” As defined in this quarterly report, our “Existing Portfolio” does not include the 879 re-performing mortgage loans with approximately $207.5 million of UPB and approximately $271.1 million in aggregate market value of underlying properties that we purchased on June 27, 2014. Such 879 re-performing loans are considered “Mortgage loans held for investment”.

Our sub-performing and non-performing mortgage loans become REO properties when we have obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. As of June 30, 2014, we had 1,958 REO properties.

As of June 30, 2014, 102 of our 1,958 REO properties had been rented and were occupied by tenants, 40 were being listed for rent, 140 were in varying stages of renovation and 192 were being held for sale. With respect to the remaining 1,484 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of June 30, 2013, we had 40 REO properties held for use and were in the process of determining whether these properties would meet our rental profile. Additionally, there were eight REO properties held for sale. If a REO property meets our rental profile we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds.

The following table sets forth a summary of our REO properties as of June 30, 2014 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	14	2,004	21
Arizona	45	7,044	19
Arkansas	14	1,828	28
California	137	35,764	41
Colorado	15	2,699	28
Connecticut	10	2,099	45
Delaware	8	1,348	23
District of Columbia	1	240	103
Florida	362	52,303	23
Georgia	54	6,227	22
Hawaii	1	67	24
Idaho	2	216	35
Illinois	247	35,716	41
Indiana	104	11,029	35
Iowa	4	294	58
Kansas	22	1,776	46
Kentucky	23	2,642	35
Louisiana	14	1,525	28
Maine	8	1,224	120
Maryland	32	5,828	35
Massachusetts	15	2,788	98
Michigan	68	8,176	42
Minnesota	35	5,467	39
Mississippi	2	162	22
Missouri	24	2,410	40
Nebraska	4	527	47
Nevada	14	2,486	18
New Hampshire	4	525	44
New Jersey	18	2,266	83
New Mexico	24	2,799	24
New York	17	2,856	73
North Carolina	160	18,778	19
Ohio	83	9,369	45
Oklahoma	15	1,697	26
Oregon	2	458	25
Pennsylvania	40	5,224	47
Rhode Island	30	3,666	67
South Carolina	41	4,161	21
South Dakota	1	130	97
Tennessee	32	4,204	26
Texas	48	5,690	23
Utah	19	3,298	35
Vermont	3	562	140
Virginia	12	2,411	25
Washington	9	1,407	45
West Virginia	2	382	42
Wisconsin	119	13,605	48
Total	1,958	$277,377	35
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of our Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Existing Portfolio for acquisitions completed through June 30, 2014 was 68% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of June 30, 2014 the aggregate carrying value of our Existing Portfolio was $2.02 billion. The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in our Existing Portfolio based on the respective UPB and respective market values of underlying properties as of June 30, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	62	$10,145	$8,616	170.5%
Alaska	4	868	1,293	72.3%
Arizona	227	61,596	52,021	131.7%
Arkansas	68	6,242	5,568	128.8%
California	1783	810,870	783,742	116.3%
Colorado	72	19,064	18,546	110.7%
Connecticut	134	37,384	34,382	136.6%
Delaware	57	10,948	9,449	130.5%
Dist. of Columbia	51	14,787	15,679	108.6%
Florida	2278	550,521	417,929	151.7%
Georgia	346	63,558	50,336	144.4%
Hawaii	53	27,908	28,385	106.6%
Idaho	38	8,325	7,615	131.7%
Illinois	459	112,917	84,246	180.5%
Indiana	306	37,727	34,632	121.5%
Iowa	19	1,863	1,817	114.1%
Kansas	21	2,729	2,594	117.0%
Kentucky	80	9,797	8,639	124.7%
Louisiana	31	5,033	5,396	106.3%
Maine	32	6,334	5,817	126.8%
Maryland	627	172,722	137,227	148.0%
Massachusetts	282	77,669	72,249	125.3%
Michigan	106	17,539	14,685	186.0%
Minnesota	74	16,118	13,716	128.9%
Mississippi	34	4,063	3,667	130.9%
Missouri	114	13,223	10,221	167.9%
Montana	7	1,470	1,386	112.4%
Nebraska	8	1,515	1,155	141.4%
Nevada	241	70,800	51,698	154.4%
New Hampshire	22	5,201	5,120	114.5%

New Jersey	1029	317,598	240,655	159.4%
New Mexico	111	17,133	16,293	112.9%
New York	678	234,353	232,524	118.1%
North Carolina	313	46,645	41,058	127.0%
North Dakota	1	123	138	89.5%
Ohio	145	21,576	17,695	155.8%
Oklahoma	35	4,539	4,576	107.7%
Oregon	112	31,789	29,040	117.2%
Pennsylvania	399	71,209	59,377	137.9%
Puerto Rico	2	220	252	117.6%
Rhode Island	74	17,069	9,146	219.3%
South Carolina	237	44,289	37,094	130.8%
South Dakota	5	721	613	127.3%
Tennessee	105	16,397	15,612	124.0%
Texas	373	50,088	57,748	95.2%
Utah	111	24,040	23,419	108.6%
Vermont	8	1,334	1,274	108.5%
Virginia	140	48,469	45,532	117.9%
Washington	450	129,488	120,494	118.8%
West Virginia	8	1,276	945	138.3%
Wisconsin	97	14,654	10,341	179.6%
Wyoming	1	$354	$275	128.8%
Total mortgage loans	12,070	$3,272,300	$2,851,927	135.1%
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided to us by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Results of operations

Three and six months ended June 30, 2014 versus three and six months ended June 30, 2013

Rental revenues

Rental revenues increased to $181,000 and $250,000 for the three and six months ended June 30, 2014, respectively. The number of leased properties increased to 102 leased properties at June 30, 2014 from 35 at March 31, 2014. We had no rental revenues for the three and six months ended June 30, 2013. We expect to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Our rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans increased to $105.0 million for the three months ended June 30, 2014 from $7.2 million for the three months ended June 30, 2013. Additionally, our net unrealized gains on mortgage loans increased to $170.2 million for the six months ended June 30, 2014 from $8.3 million for the six months ended June 30, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were achieved. The net unrealized gains for the three and six months ended June 30, 2014 and 2013 can be broken down into the following components:

•
First, we recognized unrealized gains driven by a material change in loan status of $28.5 million and $52.1 million for the three and six months ended June 30, 2014, respectively, compared to $1.4 million and $1.6 million for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, we converted 907 and 1,544 mortgage loans to REO status, respectively. During the three and six months ended June 30, 2013, we converted 33 and 34 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, we marked these properties to the most recent market value, less estimated selling costs in the case of REO properties held for sale; and

•
Second, we recognized $76.5 million and $118.1 million in unrealized gains for the three and six months ended June 30, 2014, respectively, from the net increase in the fair value of loans during the period. During the three and six months ended June 30, 2013, we recognized $5.8 million and $6.7 million, respectively, in unrealized gains from the net increase in the fair value of loans during the period. Adjustments to the fair value of loans after acquisition represent a change in the expected time required to complete the foreclosure process, among other factors. The reduction in time required to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increase the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions, the number of sub-performing and non-performing loans in our Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 12,070 loans at June 30, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans increased to $10.8 million for the three months ended June 30, 2014 from $1.7 million for the three months ended June 30, 2013. We disposed of 135 mortgage loans in the three months ended June 30, 2014 and 28 mortgage loans in the three months ended June 30, 2013, primarily from short sales and foreclosure sales.

Net realized gains on mortgage loans increased to $20.1 million for the six months ended June 30, 2014 from $2.1 million for the six months ended June 30, 2013. We disposed of 251 mortgage loans in the six months ended June 30, 2014 and 38 mortgage loans in the six months ended June 30, 2013, primarily from short sales and foreclosure sales.

Residential property operating expenses

We incurred $3.3 million and $4.3 million of residential property operating expenses for the three and six months ended June 30, 2014, respectively, compared to $84,000 for both the three and six months ended June 30, 2013. We expect to incur increasing residential property operating expenses in the remainder of 2014 upon converting our mortgage loans to, and owning, residential properties. Our residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred $103,000 and $151,000 of real estate depreciation and amortization for the three and six months ended June 30, 2014, respectively, compared to $0 in real estate depreciation and amortization for the three and six months ended June 30, 2013. We expect to incur increasing real estate depreciation and amortization in 2014 upon converting our mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Mortgage loan servicing costs

We incurred $16.9 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance and HOA dues, for the three months ended June 30, 2014 compared to $1.2 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we incurred $28.4 million of mortgage loan servicing costs compared to $1.6 million for the six months ended June 30, 2013. We incur mortgage loan servicing and foreclosure costs as Ocwen or other interim servicers service our loans and pay for advances relating to property insurance and HOA dues that are made to protect our investment in mortgage loans. Our loan servicing costs could be higher than expected in a given period if the number of non-performing mortgage loans exceeds expected levels.

Interest expense

We incurred $6.9 million and $12.7 million of interest expense (including amortization of deferred financing costs) due to borrowings under our repurchase agreement for the three and six months ended June 30, 2014, respectively, compared to $0.7 million for both the three and six months ended June 30, 2013. The interest rate on our financing under our repurchase agreements is subject to change, based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $5.7 million for the three months ended June 30, 2014 from $0.7 million for the three months ended June 30, 2013, primarily due to an increase in professional fees and acquisition costs related to our equity offering in January 2014 and purchases of mortgage loan portfolios and an increase in estimated selling costs of REO held for sale. These activities also resulted in an increase in general and administrative expenses for the six months ended June 30, 2014 to $7.1 million from $1.7 million for the six months ended June 30, 2013.

Related party general and administrative

We incurred $17.5 million and $30.1 million of related party general and administrative expenses for the three and six month ended June 30, 2014, respectively, compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2013, respectively. The increase in 2014 included $13.7 million and $24.6 million in management incentive fees for the three and six months ended June 30, 2014, respectively, which were due to AAMC under the asset management agreement. We did not have any cash available for distribution for the three and six months ended June 30, 2013, which resulted in AAMC earning no incentive fees for these periods. The remaining increase in related party general and administrative expenses related to increased expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s hiring of additional personnel to provide services on behalf of our business.

Liquidity and capital resources

As of June 30, 2014, we had cash and cash equivalents of $130.8 million compared to $116.0 million as of December 31, 2013. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements), purchase additional portfolios of sub-performing and non-performing residential mortgage loans when our manager identifies them and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million from Altisource in connection with our separation on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements, interest we receive from our portfolio of assets, cash generated from loan liquidations and our cash generated from operating results. Based on our current borrowing capacity and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including funding our current investment opportunities, paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses.

To date, we have used the proceeds of our equity offerings and the available funding under our repurchase agreements to finance the acquisition of residential mortgage loans and REO properties. These equity offerings and repurchase facilities are described below.

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under each of these repurchase agreements was increased at least one time subsequent to entering in to the agreements.

For the repurchase agreement entered into on March 22, 2013, we amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015 subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after October 11, 2014.

The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

For the repurchase agreement dated September 23, 2013, we amended it on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. The maturity date of the repurchase agreement is March 23, 2015. All obligations under the repurchase agreements are fully guaranteed by us. We have the option to extend this agreement for an additional year with no additional funding.

Following the above amendments to our repurchase agreements, the maximum aggregate funding available to us under these repurchase agreements as of June 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2014, an aggregate of $1.3 billion was outstanding under our repurchase agreements, and as of July 18, 2014, an aggregate of $1.3 billion was outstanding under our repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by us.

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

The following table sets forth data with respect to our repurchase agreements as of and for the three months ended June 30, 2014, June 30, 2013 and December 31, 2013 ($ in thousands):

	Three months ended June 30, 2014	Three months ended June 30, 2013	Three months ended December 31, 2013
Balance at end of period	$1,271,483	$472	$602,382
Maximum month-end balance outstanding during the period	1,271,483	79,512	602,382
Weighted average quarterly balance	810,833	41,749	364,665

The repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 75% of the “asset value” of the mortgage loans and REO properties. Under the repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements from December 31, 2013 to June 30, 2014 relate primarily to funds we drew down under a repurchase facility in January 2014, April 2014 and June 2014 to complete our acquisitions of portfolios of mortgage loans and REO properties. Our overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 58.9% at June 30, 2014, although the aggregate dollar amount of funding increased. We do not collateralize any of our repurchase facilities with cash.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Six months ended June 30, 2014	Six months ended June 30, 2013	Change
Net cash used in operating activities	$(44,544)	(4,605)	$(39,939)
Net cash used in investing activities	(1,022,725)	(181,545)	(841,180)
Net cash provided by financing activities	1,082,039	309,460	772,579
Total cash flows	$14,770	$123,310	$(108,540)

The change in net cash used in operating activities for the six months ended June 30, 2014 and 2013 consisted primarily of gains on our mortgage loans offset by related party mortgage servicing costs including net advances of taxes and insurance on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

The change in net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of investments in non-performing loan portfolios. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements. The change in net cash provided by financing activities for the six months ended June 30, 2013 consisted primarily of the net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of June 30, 2014.

Recent accounting pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations since our accounting policies and disclosures are currently consistent with the requirements set forth in the amendment.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

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

Mortgage loans

Upon the acquisition of sub-performing and non-performing mortgage loans, we record the assets at fair value which is the purchase price we paid for the loans on the acquisition date. The sub-performing and non-performing mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that accounting for these sub-performing and non-performing mortgage loans at fair value timely reflect the results of our investment performance.

We determine the purchase price for our sub-performing and non-performing mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After our sub-performing and non-performing mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the sub-performing and non-performing loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained legal title to the property upon completion of the foreclosure. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate.

AAMC’s capital markets group determines the fair value of sub-performing and non-performing mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chief Executive Officer and our Chairman that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results which is reported to the Investment Committee and used to continuously improve the model.

Loans held for investment

Loans held for investment consist of re-performing residential mortgage loans acquired from others. We do not originate loans. Each acquired loan is evaluated at acquisition to determine if the loan is impaired.

Acquired distressed re-performing residential mortgage loans that have evidence of deteriorated credit quality at the time of acquisition are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Under ASC Topic 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults. At each balance sheet date, we evaluate the pool of loans to determine whether the present value derived using the effective interest rate has decreased and, if so, recognize a provision for loan loss. For any significant increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.
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

Rents receivable, net and deferred rents receivable, net are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable, our analysis of customer personal profile and review of past due account balances. Rents receivable, net and deferred rents receivable, net are written-off when we have deemed that the amounts are uncollectible.

Non-GAAP measures - Estimated REIT taxable income

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. Estimated REIT taxable income should not be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income (unaudited, $ in thousands):

	U.S. GAAP	Adjustments	Tax
	Three months ended June 30, 2014	Three months ended June 30, 2014	Three months ended June 30, 2014
Rental revenues and net gain on investments:
Rental revenues	$181	$—	$181
Net unrealized gain on mortgage loans	105,042	(58,655)	46,387
Net realized gain on mortgage loans	10,819	(2,283)	8,536
Interest income, advance recoveries and other	—	1,855	1,855
Total revenues	116,042	(59,083)	56,959
Expenses:
Residential property operating expenses	3,253	—	3,253
Real estate depreciation and amortization	103	(7)	96
Mortgage loan servicing costs	16,925	(14,581)	2,344
Interest expense	6,945	—	6,945
General and administrative	5,687	(2,774)	2,913
Related party general and administrative	17,467	(841)	16,626
Total expenses	50,380	(18,203)	32,177
Other income	1,698	—	1,698
Income before income taxes	$67,360	$(40,880)	$26,480

	Six months ended June 30, 2014	Six months ended June 30, 2014	Six months ended June 30, 2014
Rental revenues and net gain on investments:
Rental revenues	$250	$—	$250
Net unrealized gain on mortgage loans	170,172	(84,194)	85,978
Net realized gain on mortgage loans	20,140	(3,405)	16,735
Interest income, advance recoveries and other	—	2,854	2,854
Total revenues	190,562	(84,745)	105,817
Expenses:
Residential property operating expenses	4,303	—	4,303
Real estate depreciation and amortization	151	(39)	112
Mortgage loan servicing costs	28,362	(23,203)	5,159
Interest expense	12,653	—	12,653
General and administrative	7,079	(3,202)	3,877
Related party general and administrative	30,099	(867)	29,232
Total expenses	82,647	(27,311)	55,336
Other income	1,806	—	1,806
Income before income taxes	$109,721	$(57,434)	$52,287

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

We currently do not intend to hedge the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, although we have not yet done so, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. At June 30, 2014, we had $1.3 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,271.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.7 million, respectively.

Item 4. Controls and procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows.

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

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed on April 8, 2013).
3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).
10.1*	Amended and Restated Guaranty Agreement, dated as of June 25, 2014, by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	July 22, 2014	By:	/s/	Kenneth D. Najour
Kenneth D. Najour
Chief Financial Officer