Form 10-Q
period 2014-09-30
Altisource Residential Corp
filed 2014-11-05
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, 57,186,587 shares of our common stock were outstanding.

Altisource Residential Corporation
September 30, 2014

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

The forward-looking statements contained in this quarterly report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans;

•	our ability to convert loans to rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to retain our exclusive engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of Ocwen to effectively perform its servicing obligations under the Ocwen servicing agreement;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2013 and in our quarterly reports on Form 10-Q for the first and second quarters of 2014.

ii

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 31, 2014, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Real estate held for use:
Land	$9,865	$478
Rental residential properties (net of accumulated depreciation of $482 and $24, respectively)	38,470	3,092
Real estate owned	370,733	32,332
Total real estate held for use, net	419,068	35,902
Real estate assets held for sale	40,985	1,186
Mortgage loans	2,071,505	1,207,163
Mortgage loans held for sale	143,197	—
Cash and cash equivalents	76,027	115,988
Restricted cash	12,033	5,878
Accounts receivable	874	1,428
Related party receivables	19,254	9,260
Investment in affiliate	18,000	18,000
Deferred leasing and financing costs, net	3,688	2,293
Prepaid expenses and other assets	5,305	1,542
Total assets	$2,809,936	$1,398,640
Liabilities:
Repurchase agreements	$1,258,329	$602,382
Other secured borrowings (including $15,000 repurchase agreement with NewSource)	165,000	—
Accounts payable and accrued liabilities	14,577	4,952
Related party payables	55,216	5,879
Total liabilities	1,493,122	613,213
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,186,587 and 42,286,669 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	572	423
Additional paid-in capital	1,227,021	758,584
Retained earnings	89,221	26,420
Total equity	1,316,814	785,427
Total liabilities and equity	$2,809,936	$1,398,640

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013

Revenues:
Rental revenues	$469	$6	$719	$6
Net unrealized gain on mortgage loans	88,726	17,670	258,898	25,963
Net realized gain on mortgage loans	13,727	1,909	33,867	4,015
Net realized gain on re-performing mortgage loans	302	—	302	—
Net realized gain on real estate	3,310	—	4,544	—
Interest income	2,568	156	2,757	368
Total revenues	109,102	19,741	301,087	30,352
Expenses:
Residential property operating expenses	9,247	191	13,550	275
Real estate depreciation and amortization	313	4	464	4
Real estate selling costs and impairment	5,542	210	8,775	210
Mortgage loan servicing costs	21,226	2,154	49,588	3,788
Interest expense	11,699	467	24,352	1,163
General and administrative	1,819	980	5,665	2,480
Related party general and administrative	21,530	2,039	51,629	4,474
Total expenses	71,376	6,045	154,023	12,394
Other income (expense)	—	13	383	(6)
Income before income taxes	37,726	13,709	147,447	17,952
Income tax expense	50	—	76	—
Net income	$37,676	$13,709	$147,371	$17,952

Earnings per share of common stock – basic:
Earnings per basic share	$0.66	$0.55	$2.63	$1.03
Weighted average common stock outstanding – basic	57,174,150	25,078,727	55,930,010	17,484,598
Earnings per share of common stock – diluted:
Earnings per diluted share	$0.66	$0.53	$2.62	$0.98
Weighted average common stock outstanding – diluted	57,406,325	25,949,293	56,312,104	18,373,205

Dividends declared per common share	$0.55	$0.10	$1.48	$0.10

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427
Issuance of common stock, including stock option exercises	14,899,918	149	483,557	—	483,706
Cost of issuance of common stock	—	—	(15,290)	—	(15,290)
Dividends on common stock	—	—	—	(84,570)	(84,570)
Share-based compensation	—	—	170	—	170
Net income	—	—	—	147,371	147,371
September 30, 2014	57,186,587	$572	$1,227,021	$89,221	$1,316,814

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings/(accumulated deficit)	Total equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$99,911
Issuance of common stock, including stock option exercises	17,276,528	173	323,330	—	323,503
Cost of issuance of common stock	—	—	(13,991)	—	(13,991)
Dividends on common stock				(2,509)	(2,509)
Share-based compensation	—	—	188	—	188
Net income	—	—	—	17,952	17,952
September 30, 2013	25,087,236	$251	$409,449	$15,354	$425,054

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Operating activities:
Net income	$147,371	$17,952
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(258,898)	(25,963)
Net realized gain on mortgage loans	(33,867)	(4,015)
Net realized gain on sale of re-performing mortgage loans	(302)	—
Net realized gain on sale of real estate	(4,544)	—
Real estate depreciation, amortization and other non-cash charges	9,239	4
Accretion of interest on re-performing mortgage loans	(2,475)	—
Share-based compensation	170	188
Amortization of deferred financing costs	2,241	630
Changes in operating assets and liabilities:
Accounts receivable	(518)	—
Related party receivables	6,421	(527)
Prepaid expenses and other assets	(5,225)	(213)
Accounts payable and accrued liabilities	2,137	1,103
Related party payables	49,337	1,174
Net cash used in operating activities	(88,913)	(9,667)
Investing activities:
Investment in mortgage loans	(1,241,083)	(642,645)
Investment in real estate	(27,463)	(6,198)
Investment in renovations	(5,957)	(145)
Real estate tax advances	(20,244)	(547)
Mortgage loan dispositions	122,023	13,783
Mortgage loan payments	14,903	2,659
Disposition of real estate	11,771	—
Change in restricted cash	(6,155)	(3,092)
Net cash used in investing activities	(1,152,205)	(636,185)
Financing activities:
Issuance of common stock, including stock option exercises	491,337	323,619
Payment of tax withholdings on exercise of stock options	(7,631)	(116)
Cost of issuance of common stock	(15,290)	(13,441)
Dividends on common stock	(84,570)	(2,509)
Proceeds from issuance of secured borrowings	165,000	—
Proceeds from repurchase agreement	952,264	418,099
Repayments of repurchase agreement	(296,317)	(79,299)
Payment of deferred financing costs	(3,636)	(2,254)
Net cash provided by financing activities	1,201,157	644,099
Net decrease in cash and cash equivalents	(39,961)	(1,753)
Cash and cash equivalents as of beginning of the period	115,988	100,005
Cash and cash equivalents as of end of the period	$76,027	$98,252

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,212	$377
Transfer of mortgage loans to real estate owned	410,913	10,598
Transfer of real estate owned to mortgage loans	5,367	—
Change in accrued capital expenditures	7,712	—
Change in accrued equity issuance costs	—	1,242
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	13,081	5,745
Changes in receivables from real estate owned dispositions	3,097	—
See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We acquire our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned (“REO”) acquisitions. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P.

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

Since we commenced operations, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. We subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
For the repurchase agreement entered into on March 22, 2013, we amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014, and on October 3, 2014, we extended the increase through December 10, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after December 10, 2014.

•
The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
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

Following these increases, the maximum aggregate funding available to us under these repurchase agreements as of September 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2014, an aggregate of $1.3 billion was outstanding under our repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by us.

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.5% and $32.0 million in Class M Notes (the “Class M Notes”) with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

We retained all of the Class M Notes in our taxable REIT subsidiary (“TRS”). On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource Reinsurance Company Ltd, ("NewSource"), an entity in which we own 100% of the outstanding preferred stock and in which AAMC owns 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, subject to the parties’ option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

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

The unaudited consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2013 annual report on Form 10-K.

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. We do not originate loans. During the third quarter 2014, management decided to sell these re-performing loans and as such they were reclassified as loans held for sale from loans held for investment. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

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

2. Mortgage loans

During the nine months ended September 30, 2014, Residential acquired an aggregate of 8,155 mortgage loans and REO properties, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the nine months ended September 30, 2014, we acquired an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, we agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million. There can be no assurance that we will complete this pending transaction in whole or in part on a timely basis or at all.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These 879 re-performing residential mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three and nine months ended September 30, 2014, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and nine months ended September 30, 2014, we accreted $2.5 million into interest income with respect to our re-performing loans. As of September 30, 2014, these re-performing loans, having a UPB of $204.3 million and a carrying value of $143.2 million, were held for sale. During October 2014, we sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009

Accretable Yield	Three months ended September 30, 2014
Balance at the beginning of the period	$84,728
Accretion	(2,475)
Balance at the end of the period	$82,253
Since the commencement of our operations, we have engaged in the acquisition of the following portfolios of non-performing and re-performing residential mortgage loans:

Portfolios We Agreed to Acquire				Acquisitions Completed in 2014		Acquisitions Completed in 2013
Date of agreement in principle	Number of loans	Fair value of underlying property (in millions)	Date acquisition closed	Number of loans acquired	Fair value of underlying property (in millions)	Number of loans acquired	Fair value of underlying property (in millions)
January 23, 2013	460	$94.2	February 14, 2013			460	$94.2
February 12, 2013	244	40.1	March 21, 2013			230	38.7
February 14, 2013	762	128.9	April 5, 2013			720	122.1
June 25, 2013	321	73.9	August 26, 2013			292	67.3
June 27, 2013	2,377	296.1	August 6, 2013			1,562	185.2
			September 19, 2013			416	56.0
August 12, 2013	2,966	790.2	September 30, 2013			1,547	403.6
			October 21, 2013			1,100	298.0
November 12, 2013	993	137.3	January 2, 2014	650	$93.6
November 22, 2013	6,540	1,542.1	December 24, 2013			2,204	530.1
			January 31, 2014	3,421	791.7
December 19, 2013	164	18.3	January 28, 2014	66	7.0
			February 28, 2014	70	8.2
March 11, 2014(1)	915	180.0	May 1, 2014(2)	664	126.6
May 2, 2014	78	8.7	July 10, 2014	46	5.0
June 4, 2014	3,191	891.6	June 27, 2014	1,116	375.3
			July 31, 2014	1,243	315.7
June 4, 2014(3)	1,105	331.6	June 27, 2014(3)	879	271.1
September 15, 2014	246	29.7	pending(4)
Totals	20,362	$4,562.7	Totals	8,155	$1,994.2	8,531	$1,795.2
_____________

(1)	The remaining portion of this acquisition, consisting of 159 mortgage loans and REO properties, closed in October 2014.

(2)	Includes 190 REOs.

(3)	This acquisition consisted of a portfolio of re-performing loans.

(4)	This acquisition is expected to close in the fourth quarter of 2014.

During the three and nine months ended September 30, 2014, we recognized a nominal amount and $2.9 million respectively, for due diligence costs related to these and other transactions in both general and administrative expense and related party general and administrative expense. During the three and nine months ended September 30, 2013, we expensed $0.9 million and $1.3 million, respectively, for due diligence costs.

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans we do not acquire could be significant. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Transfer of mortgage loans to real estate owned

During the three months ended September 30, 2014 and 2013, we transferred 1,113 and 43 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs") of $189.9 million and $6.2 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $38.4 million and $1.8 million, respectively, in net unrealized gains on mortgage loans.

During the nine months ended September 30, 2014 and 2013, we transferred 2,657 and 77 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs, of $410.9 million and $10.6 million, respectively. In connection with these transfers to REO, we recorded $90.5 million and $3.0 million, respectively, in net unrealized gains on mortgage loans.

Dispositions

During the three months ended September 30, 2014 and 2013, we disposed of 165 and 54 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, we recorded $13.7 million and $1.9 million, respectively, of net realized gains on mortgage loans.

During the nine months ended September 30, 2014 and 2013, we disposed of 416 and 92 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, we recorded $33.9 million and $4.0 million, respectively, of net realized gains on mortgage loans. During October 2014, we sold 934 re-performing loans to an unrelated third party. The sale included 770 loans from the re-performing mortgage loans held for sale, purchased in the second quarter of 2014, and 164 loans that have transitioned to re-performing status from prior non-performing loan acquisitions that have a clean pay history of at least six months. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

3. Real estate assets, net

Acquisitions

During the nine months ended September 30, 2014, we acquired 190 REO properties as part of our portfolio acquisitions. We acquired no REO properties during the three months ended September 30, 2014. During the three and nine months ended September 30, 2013, we acquired 34 and 40 REO properties, respectively. The aggregate purchase price attributable to these acquired REO properties was $27.5 million for the nine months ended September 30, 2014 and was $5.9 million and $6.2 million, respectively, for the three and nine months ended September 30, 2013.

Real estate held for use

As of September 30, 2014, we had 2,660 REO properties held for use. Of these properties, 216 had been rented, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of December 31, 2013, we had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet our rental profile. As of September 30, 2013, we had 100 REO properties held for use. Of these properties, five had been rented, six were being listed for rent and three were in various stages of renovation. With respect to the remaining 86 REO properties, we were in the process of determining whether these properties would meet our rental profile. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of September 30, 2014, we classified 324 REO properties having an aggregate carrying value of $41.0 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2013, we had 16 REO properties having an aggregate carrying value of $1.2 million held for sale, and as of September 30, 2013, we had 14 REO properties having an aggregate carrying value of $1.1 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the three and nine months ended September 30, 2014, we disposed of 78 and 102 residential properties, respectively. We did not dispose of any residential properties during the nine months ended September 30, 2013. In connection with the dispositions for the three and nine months ended September 30, 2014, we recorded $3.3 million and $4.5 million, respectively, of net realized gains on real estate.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
September 30, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$2,071,505
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$44,187
Transfer of real estate owned to mortgage loans	$—	$—	$5,367
Transfer of mortgage loans to real estate owned	$—	$—	$410,913
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$143,197
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,258,329	$—
Other secured borrowings	$—	$165,000	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

We have not transferred any assets from one level to another level during the nine months ended September 30, 2014. Additionally there were no transfers between levels for the year ended December 31, 2013.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using our asset manager's proprietary pricing model. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Mortgage loans
Beginning balance	$2,024,028	$163,520	$1,207,163	$—
Investment in mortgage loans	184,590	475,998	1,097,601	644,163
Net unrealized gain on mortgage loans	88,726	17,670	258,898	25,963
Net realized gain on mortgage loans	13,727	1,909	33,867	4,015
Mortgage loan dispositions and payments	(60,062)	(11,882)	(143,834)	(22,527)
Real estate tax advances to borrowers	6,397	887	19,119	887
Reclassification of realized gains on real estate sold from unrealized gains	3,322	—	4,237	—
Transfer of real estate owned to mortgage loans	719	—	5,367	—
Transfer of mortgage loans to real estate owned	(189,942)	(6,199)	(410,913)	(10,598)
Ending balance at September 30	$2,071,505	$641,903	$2,071,505	$641,903

Net unrealized gain on mortgage loans held at the end of the period	$55,558	$17,670	$164,378	$25,963

The following table sets forth the fair value of our non-performing mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
September 30, 2014
Current	685	$96,445	$161,438	$168,946
30	98	10,080	17,485	19,072
60	46	6,593	9,560	10,208
90	2,608	410,583	663,560	629,706
Foreclosure	8,653	1,547,804	2,362,326	2,086,407
Mortgage loans	12,090	$2,071,505	$3,214,369	$2,914,339
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of our re-performing mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
September 30, 2014
Current	818	$136,814	$194,861	$257,491
30	23	2,587	3,867	4,114
60	7	1,062	1,552	1,703
90	24	2,734	4,066	4,436
Mortgage loans held for sale	872	$143,197	$204,346	$267,744

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of September 30, 2014 and December 31, 2013:

Input	September 30, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.2% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $6,450,000	$3,000 - $3,550,000

5. Borrowings

Repurchase Agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2014, the weighted average annualized interest rate on borrowings under our repurchase agreements was 3.05%, excluding amortization of deferred financing costs. The following table sets forth data with respect to our repurchase agreements as of September 30, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
September 30, 2014
Repurchase agreement due April 20, 2015 (1)	$375,000	$655,739	$374,982
Repurchase agreement due March 23, 2015	1,030,000	1,076,441	669,452
Repurchase agreement due March 11, 2016	250,000	414,889	213,894
	$1,655,000	$2,147,069	$1,258,328
December 31, 2013
Repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Repurchase agreement due March 23, 2015	$400,000	$634,234	$398,602
Repurchase agreement due March 11, 2016	$250,000	$205,328	$118,416
	$750,000	$1,005,912	$602,382
_____________

(1)	The aggregate borrowing capacity under the repurchase agreement reverts to $200.0 million after December 10, 2014.

Under the terms of each repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

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

Other Secured Debt

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted yield of approximately 3.5% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

We retained all of the Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

The following table sets forth data with respect to these notes as of September 30, 2014 ($ in thousands):

	Interest Rate	September 30, 2014
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.4747%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due December 28, 2014	5.00%	15,000
Elimination of Class M Notes due to ARNS, Inc.		(32,000)
Total		$165,000
_____________

(1)	The expected redemption date for the Class A Notes is September 25, 2017.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

6. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows.

7. Related party transactions

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$7,038	$11,238	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	22,173	47,605	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	4	1,770	Altisource	Related party general and administrative expenses
Expense reimbursements	1,591	4,849	AAMC	Related party general and administrative expenses
Management incentive fee	19,503	44,129	AAMC	Related party general and administrative expenses
	Three months ended September 30, 2013	Nine months ended September 30, 2013	Counter-party	Consolidated Statements of Operations location
2013
Residential property operating expenses	$138	$246	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	2,134	3,335	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	651	1,004	Altisource	Related party general and administrative expenses
Expense reimbursements	1,307	3,371	AAMC	Related party general and administrative expenses
Management incentive fee	51	51	AAMC	Related party general and administrative expenses

On September 30, 2014, pursuant to a master repurchase agreement, our TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

During the nine months ended September 30, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

8. Share-based payments

On December 21, 2012, as part of our separation transaction from Altisource, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of Altisource stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of Altisource common stock. The options were granted as part of our separation to employees of Altisource and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation.

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2014 and 2013, we granted 8,245 and 16,355 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $27.28 and $18.47, respectively.

We recorded $0.1 million and $0.2 million of compensation expense related to these grants for the three and nine months ended September 30, 2014, respectively, and recorded $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and 2013, we had $0.2 million and $0.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to the director grants to be recognized over a weighted average remaining estimated term of 0.7 years and 0.7 years.

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

Based on our 2013 taxable income of $17.7 million, the aggregate minimum distribution to stockholders required to maintain our REIT status was $16.0 million in 2013. Dividends declared and paid per share of common stock aggregated $0.35 for the year ended December 31, 2013, or $13.1 million. On February 20, 2014, our Board of Directors declared a cash dividend of $0.08 per share of common stock, which was paid on March 10, 2014 to all stockholders of record as of the close of business on March 3, 2014. This additional dividend, an aggregate of $4.5 million, was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and will be treated as a 2013 distribution for REIT qualification purposes. On March 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.40 per share of common stock, which was paid on March 24, 2014 to all stockholders of record as of the close of business on March 17, 2014.
On May 29, 2014, our Board of Directors declared a quarterly cash dividend of $0.45 per share of common stock, which was paid on June 23, 2014 to all stockholders of record as of the close of business on June 9, 2014. On September 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock which was paid on September 30, 2014 to all stockholders of record as of the close of business on September 15, 2014.

Our consolidated financial statements include the operations of our taxable REIT subsidiary ("TRS"), which is subject to federal, state and local income taxes on its taxable income. Through December 31, 2013, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance. The TRS has continued to operate at a cumulative taxable loss through September 30, 2014 which resulted in our recording additional deferred tax assets and a corresponding valuation allowance. As of September 30, 2014, we are forecasting that the TRS will break even for the 2014 fiscal year.

We recorded state income tax expense on our consolidated operations for the nine months ended September 30, 2014. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of September 30, 2014 and 2013, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the nine months ended September 30, 2014 and 2013. We recorded nominal state and local tax expense on income and property for the nine months ended September 30, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2013.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Numerator
Net income	$37,676	$13,709	$147,371	$17,952

Denominator
Weighted average common stock outstanding – basic	57,174,150	25,078,727	55,930,010	17,484,598
Stock options using the treasury method	231,101	870,566	375,657	888,607
Restricted stock	1,074	—	6,437	—
Weighted average common stock outstanding – diluted	57,406,325	25,949,293	56,312,104	18,373,205

Earnings per basic share	$0.66	$0.55	$2.63	$1.03
Earnings per diluted share	$0.66	$0.53	$2.62	$0.98

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

12. Subsequent events

Sale of Re-performing Mortgage Loans

In October 2014, we sold an aggregate of 934 re-performing loans for an aggregate purchase price of $164 million. Of the 934 loans sold in this transaction, 770 were from the re-performing loan pool we purchased in the second quarter of 2014 and 164 were from prior NPL acquisitions that had transitioned to re-performing status and had a clean pay history of at least six months. Our gain on purchase price for the 770 loans we purchased in the second quarter of 2014 was 2%, and our gain on purchase price for the remaining 164 re-performing loans was 28%. We used a portion of the proceeds from this transaction to pay down our repurchase facilities. Following such payment, the total outstanding borrowings under our repurchase agreements was reduced from $1.3 billion to $1.1 billion.

Completed Portfolio Acquisition

On October 24, 2014, we acquired a portfolio of 159 first lien residential mortgage loans, substantially all of which were non-performing, and REO properties, having an aggregate UPB of $42.8 million and an aggregate market value of properties of $31.6 million for an aggregate purchase price of $21.0 million. This transaction represented the second closing of the portfolio of 915 non-performing mortgage loans and REO properties that we had agreed to purchase in the second quarter of 2014.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

We are a Maryland REIT focused on acquiring and managing single-family rental properties primarily by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have created a large supply of distressed mortgage loans for sale in the market. We therefore believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities. While we focus on acquiring our rental properties through the acquisition of distressed mortgage loans, we also may consider purchasing rental properties through other avenues, including, without limitation, though the purchase of REO, residential mortgage-backed securities, clean-up calls and other distressed assets.

During the nine months ended September 30, 2014, we completed the acquisition of an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, we agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million. There can be no assurance that we will complete this transaction in whole or in part on a timely basis or at all.

On June 27, 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. During October 2014, we sold 770 of these re-performing mortgage loans. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

In 2013, we acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During 2013 and the nine months ended September 30, 2014, we modified an aggregate of 451 mortgage loans, converted an aggregate of 2,860 mortgage loans into REO properties and disposed of an aggregate of 627 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of September 30, 2014, our portfolio consisted of 12,090 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $3.2 billion and an aggregate market value of underlying properties of $2.9 billion. We also owned 2,984 REO properties with an aggregate carrying value of $460.1 million, of which 2,660 were held for use and 324 were held for sale. Of the 2,660 REO properties held for use, 216 properties had been rented and were occupied by tenants, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. We also owned 872 re-performing mortgage loans held for sale having an aggregate UPB of approximately $204.3 million and an aggregate market value of underlying properties of approximately $267.7 million as of September 30, 2014.

To date, we have acquired our non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds.

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

ii.
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

iii.
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

As a greater number of our REO properties are renovated and deemed suitable for rental, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as renovation costs and leasing expenses, or reduced rental revenues.

Although we seek to lease the majority of REO properties we acquire on foreclosure, we also sell the properties that do not meet our rental investment criteria. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Expenses

Our expenses primarily consist of loan servicing fees and advances, rental property operating expenses, depreciation and amortization, general and administrative expenses, expense reimbursement, incentive management fees and interest expense. From time to time, expenses also may include impairments of assets. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fee and advances of residential property insurance and HOA dues. Rental property operating expenses are expenses associated with our ownership and operation of rental properties including expenses such as Altisource's inspection, property preservation and renovation fees, property management fees, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursement consists primarily of employee salaries of AAMC in direct correlation to the services they provide on our behalf and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC, based on the amount of cash available for distribution to our stockholders for each period.

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

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of unacquired loans typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans we do not acquire could be significant. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Resolution Activities

	First quarter 2013	Second quarter 2013	Third quarter 2013	Nine months ended September 30, 2013	First quarter 2014	Second quarter 2014	Third quarter 2014	Nine months ended September 30, 2014
Mortgage Loans (1)
Beginning balance	—	673	1,332	—	8,054	11,509	12,070	8,054
Acquisitions	684	720	3,783	5,187	4,207	1,590	1,289	7,086
Dispositions	(10)	(28)	(54)	(92)	(116)	(135)	(165)	(416)
Mortgage loan conversions to REO	(1)	(33)	(43)	(77)	(637)	(907)	(1,113)	(2,657)
Reversions to mortgage loans (2)	—	—	2	2	1	13	9	23
Ending balance	673	1,332	5,020	5,020	11,509	12,070	12,090	12,090

Modifications	—	18	29	47	81	90	179	350
Loan reinstatements	4	10	6	20	19	30	64	113

Real Estate Owned
Beginning balance	—	7	40	—	262	896	1,958	262
Acquisitions	6	—	34	40	—	190	—	190
Dispositions	—	—	(1)	(1)	(2)	(22)	(78)	(102)
Mortgage loan conversions to REO	1	33	43	77	637	907	1,113	2,657
Reversions to mortgage loans	—	—	(2)	(2)	(1)	(13)	(9)	(23)
Ending balance	7	40	114	114	896	1,958	2,984	2,984

Leased	—	1	5	5	35	102	216	216
Renovations complete	—	—	6	6	17	40	90	90
Renovations in process	—	5	3	3	48	140	270	270
Evaluating strategy/held for sale	7	34	100	100	796	1,676	2,408	2,408
	7	40	114	114	896	1,958	2,984	2,984
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of September 30, 2014, 197 of our mortgage loans were on trial modification plans, compared to 291 mortgage loans on trial modification plans as of June 30, 2014.

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

Existing Portfolio

In 2013, we acquired portfolios consisting of an aggregate of 8,491 residential mortgage loans and 40 REO properties, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these portfolios was $1.2 billion.

During the nine months ended September 30, 2014, we completed the acquisition of an aggregate of an additional 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.7 billion. The aggregate purchase price for these acquisitions was $1.1 billion. During the quarter ended September 30, 2014, we agreed to acquire an aggregate of 246 residential mortgage loans, substantially all of which are non-performing, with an aggregate market value of underlying properties of $29.7 million.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans.

	Portfolios Acquired
Date acquired	Number of loans acquired		Fair value of underlying property (in millions)	UPB
Twelve months ended December 31, 2013	8,531		$1,795.2	$2,219.3
January 2, 2014	650		$93.6	120.8
January 28, 2014	66		7.0	7.3
January 31, 2014	3,421		791.7	987.8
February 28, 2014	70		8.2	8.0
May 1, 2014	664		126.6	153.0
June 27, 2014	1,116		375.3	328.2
July 10, 2014	46		5.0	6.9
July 31, 2014	1,243		315.7	260.3
Totals	15,807	(1)	$3,518.3	$4,091.6
_____________

(1)	Includes 40 REOs purchased in 2013 and 190 REOs purchased in May 2014. Excludes the portfolio of 879 re-performing loans acquired in June 2014.

Throughout this quarterly report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions of nonperforming loans through September 30, 2014 as our “Existing Portfolio.” As defined in this quarterly report, our “Existing Portfolio” does not include the 872 re-performing mortgage loans having an aggregate UPB of approximately $204.3 million and an aggregate market value of underlying properties of approximately $267.7 million as of September 30, 2014, which are considered “Mortgage loans held for sale.”

Our sub-performing and non-performing mortgage loans become REO properties when we have obtained legal title to the property upon completion of the foreclosure. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

As of September 30, 2014, we had 2,984 REO properties, consisting of 2,660 REO properties held for use and 324 held for sale. Of the 2,660 REO properties held for use, 216 properties had been rented and were occupied by tenants, 90 were being listed for rent and 270 were in varying stages of renovation. With respect to the remaining 2,084 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental investment criteria, we list the property for sale, in some instances after renovations are made to optimize the sale proceeds. As of September 30, 2013, we had 100 REO properties held for use. Of these properties, five had been rented, six were being listed for rent and three were in various stages of renovation. With respect to the remaining 86 REO properties at September 30, 2013, we were in the process of determining whether these properties would meet our rental profile. Additionally, 14 REO properties owned as of September 30, 2013 were held for sale.

The following table sets forth a summary of our REO properties as of September 30, 2014 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	21	3,737	20
Alaska	1	185	28
Arizona	55	8,799	22
Arkansas	27	2,785	28
California	324	96,700	34
Colorado	21	3,932	30
Connecticut	14	2,547	48
Delaware	9	1,711	24
District of Columbia	1	244	103
Florida	509	77,710	23
Georgia	133	15,815	21
Hawaii	2	339	20
Idaho	5	508	31
Illinois	286	41,967	43
Indiana	134	14,287	34
Iowa	5	319	61
Kansas	26	2,277	44
Kentucky	42	5,043	32
Louisiana	19	1,991	28
Maine	8	1,207	120
Maryland	47	8,523	32
Massachusetts	27	5,458	84
Michigan	81	10,033	44
Minnesota	52	8,275	38
Mississippi	5	465	31
Missouri	63	5,895	43
Montana	2	255	35
Nebraska	4	937	33
Nevada	18	2,910	19
New Hampshire	7	1,085	34
New Jersey	38	6,629	64
New Mexico	28	3,232	24
New York	28	4,604	67
North Carolina	242	29,552	18
Ohio	112	11,879	45
Oklahoma	20	2,199	27
Oregon	5	868	37
Pennsylvania	125	16,431	51
Rhode Island	35	4,533	68
South Carolina	58	6,482	21
South Dakota	2	295	52
Tennessee	67	8,451	24
Texas	58	7,127	24
Utah	37	5,876	32
Vermont	3	561	140
Virginia	25	6,023	32
Washington	15	3,106	36
West Virginia	3	660	26
Wisconsin	134	15,331	49
Wyoming	1	$275	21
Total	2,984	$460,053	34

_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of our Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Existing Portfolio for acquisitions completed through September 30, 2014 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of September 30, 2014 the aggregate carrying value of our Existing Portfolio was $2.1 billion. The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in our Existing Portfolio based on the respective UPB and respective market values of underlying properties as of September 30, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	62	$8,899	$7,776	176.3%
Alaska	3	672	1,108	62.3%
Arizona	209	54,554	47,899	125.8%
Arkansas	74	6,448	6,900	116.3%
California	1605	734,017	743,737	111.9%
Colorado	68	19,395	19,098	109.0%
Connecticut	150	45,389	41,551	141.9%
Delaware	58	11,297	9,769	129.9%
Dist. of Columbia	67	17,687	20,089	110.6%
Florida	2306	553,973	441,677	147.6%
Georgia	306	55,424	46,915	142.7%
Hawaii	55	29,067	29,402	107.4%
Idaho	37	8,434	7,861	128.1%
Illinois	457	111,801	85,165	199.4%
Indiana	280	34,620	33,120	122.5%
Iowa	27	2,348	2,479	105.5%
Kansas	27	2,807	3,172	115.6%
Kentucky	62	7,301	6,572	122.3%
Louisiana	31	5,093	5,342	110.7%
Maine	38	6,808	6,419	119.9%
Maryland	664	178,918	145,040	146.7%
Massachusetts	292	79,317	78,266	118.5%
Michigan	109	15,693	14,233	182.2%
Minnesota	64	14,119	12,529	129.7%
Mississippi	31	3,673	3,378	128.1%
Missouri	98	10,182	8,582	166.7%
Montana	6	1,337	1,436	101.2%

Nebraska	8	812	717	117.4%
Nevada	239	74,476	57,634	148.0%
New Hampshire	20	4,623	4,705	108.6%
New Jersey	1079	323,214	254,047	158.7%
New Mexico	127	18,406	18,494	109.5%
New York	749	255,877	257,824	130.4%
North Carolina	269	38,092	34,614	125.1%
North Dakota	1	123	140	87.9%
Ohio	135	20,032	17,396	146.5%
Oklahoma	34	4,160	4,376	135.6%
Oregon	107	30,803	28,386	116.8%
Pennsylvania	337	59,848	50,357	139.7%
Puerto Rico	2	219	293	76.3%
Rhode Island	71	16,656	8,879	212.4%
South Carolina	247	45,917	38,860	131.1%
South Dakota	4	534	448	132.1%
Tennessee	96	14,062	13,994	120.6%
Texas	531	63,032	80,242	91.0%
Utah	97	21,418	21,739	105.2%
Vermont	11	1,826	1,780	122.9%
Virginia	161	52,261	50,685	115.8%
Washington	493	136,302	130,094	117.9%
West Virginia	8	949	830	131.9%
Wisconsin	78	11,454	8,290	173.3%
Total mortgage loans	12,090	$3,214,369	$2,914,339	134.3%
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

Results of operations

Three and nine months ended September 30, 2014 versus three and nine months ended September 30, 2013

Rental revenues

Rental revenues increased to $0.5 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. The number of leased properties increased to 216 leased properties at September 30, 2014 from five at September 30, 2013. We had nominal rental revenues for the three and nine months ended September 30, 2013. We expect to generate increasing rental revenues for the remainder of 2014 upon renovating, listing and renting additional residential rental properties. Our rental revenues will be dependent primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans increased to $88.7 million for the three months ended September 30, 2014 from $17.7 million for the three months ended September 30, 2013. Additionally, our net unrealized gains on mortgage loans increased to $258.9 million for the nine months ended September 30, 2014 from $26.0 million for the nine months ended September 30, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were estimated. The net unrealized gains for the three and nine months ended September 30, 2014 and 2013 can be broken down into the following two components:

•
First, we recognized unrealized gains driven by a material change in loan status of $38.4 million and $90.5 million for the three and nine months ended September 30, 2014, respectively, compared to $1.8 million and $3.0 million for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, we converted 1,113 and 2,657 mortgage loans to REO status, respectively. During the three and nine months ended September 30, 2013, we converted 43 and 77 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, we marked these properties to the most recent market value, less estimated selling costs in the case of REO properties held for sale; and

•
Second, we recognized $50.3 million and $168.4 million in unrealized gains for the three and nine months ended September 30, 2014, respectively, from the net increase in the fair value of loans during the period. During the three and nine months ended September 30, 2013, we recognized $15.9 million and $23.0 million, respectively, in unrealized gains from the net increase in the fair value of loans during the period. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions, the number of sub-performing and non-performing loans in our Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 12,090 loans at September 30, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans increased to $13.7 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013. We disposed of 165 mortgage loans in the three months ended September 30, 2014 and 54 mortgage loans in the three months ended September 30, 2013, primarily from short sales and foreclosure sales.

Net realized gains on mortgage loans increased to $33.9 million for the nine months ended September 30, 2014 from $4.0 million for the nine months ended September 30, 2013. We disposed of 416 mortgage loans in the nine months ended September 30, 2014 and 92 mortgage loans in the nine months ended September 30, 2013, primarily from short sales and foreclosure sales.

Net realized gain on real estate

Net realized gains on real estate were $3.3 million and $4.5 million for the three and nine months ended September 30, 2014, during which we disposed of of 78 and 102 residential properties, respectively. We did not dispose of any residential properties during the nine months ended September 30, 2013.

Interest Income

Interest income increased to $2.6 million and $2.8 million or the three and nine months ended September 30, 2014, respectively, as we accreted $2.5 million into interest income with respect to our re-performing loans. Interest income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2013.

Residential property operating expenses

We incurred $9.2 million and $13.6 million of residential property operating expenses for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended

September 30, 2013, respectively. We expect to incur increasing residential property operating expenses in the remainder of 2014 upon converting our mortgage loans to, and owning, residential properties. Our residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred $0.3 million and $0.5 million of real estate depreciation and amortization for the three and nine months ended September 30, 2014, respectively, compared to a nominal amount of real estate depreciation and amortization for both the three and nine months ended September 30, 2013. We expect to incur increasing real estate depreciation and amortization in 2014 upon converting our mortgage loans to, and owning, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate selling costs and impairment

Real estate selling costs and impairment, including estimated selling costs of REO held for sale and impairment, were $5.5 million and $8.8 million for the three and nine months ended September 30, 2014, respectively, compared to $0.2 million for both the three and nine months ended September 30, 2013. We record residential properties held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The amount by which the carrying amount exceeds the estimated fair value is an impairment loss.

Mortgage loan servicing costs

We incurred $21.2 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance and HOA dues, for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we incurred $49.6 million of mortgage loan servicing costs compared to $3.8 million for the nine months ended September 30, 2013. We incur mortgage loan servicing and foreclosure costs as Ocwen or other interim servicers service our loans and pay for advances relating to property insurance and HOA dues that are made to protect our investment in mortgage loans. Our loan servicing costs could be higher in a given period if the number of non-performing mortgage loans increases.

Interest expense

We incurred $11.7 million and $24.4 million of interest expense for the three and nine months ended September 30, 2014, respectively, related to borrowings under our repurchase agreements (including amortization of deferred financing costs) compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. The interest rate under our repurchase agreements is subject to change, based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $1.8 million for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013, primarily due to an increase in professional fees and acquisition costs related to our acquisitions of mortgage loan portfolios. These activities also resulted in an increase in general and administrative expenses for the nine months ended September 30, 2014 to $5.7 million from $2.5 million for the nine months ended September 30, 2013.

Related party general and administrative

We incurred $21.5 million and $51.6 million of related party general and administrative expenses for the three and nine months ended September 30, 2014, respectively, compared to $2.0 million and $4.5 million for the three and nine months ended September 30, 2013, respectively. The increase in 2014 included $19.5 million and $44.1 million in management incentive fees for the three and nine months ended September 30, 2014, respectively, which were due to AAMC under the asset management agreement compared to $0.1 million for both the three and nine months ended September 30, 2013. The remaining increase in related party general and administrative expenses related to increased expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s hiring of additional personnel to provide services on behalf of our business.

Liquidity and capital resources

As of September 30, 2014, we had cash and cash equivalents of $76.0 million compared to $116.0 million as of December 31, 2013. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million from Altisource in connection with our separation on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from loan liquidations and cash generated from our rental portfolio. Based on our current borrowing capacity and leverage ratio, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses.

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

The equity offerings, repurchase facilities and securitization financings conducted by us to date are described below:

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. We subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
For the repurchase agreement entered into on March 22, 2013, we amended it on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended this repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from

June 11, 2014 through October 11, 2014, and on October 3, 2014, we extended the increase through December 10, 2014. The aggregate borrowing capacity under the repurchase agreement will revert to $200.0 million after December 10, 2014.

•
The repurchase agreement dated September 12, 2013, as amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. This agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
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

Following these increases, the maximum aggregate funding available to us under these repurchase agreements as of September 30, 2014 was $1.7 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2014, an aggregate of $1.3 billion was outstanding under our repurchase agreements. All obligations under the repurchase agreements are fully guaranteed by us. In October 2014, we sold a portfolio of 934 re-performing mortgage loans to an unrelated third party for aggregate proceeds of $164.0 million. We used a portion of the proceeds from this transaction to pay down our repurchase facilities. Following such payment, the total outstanding borrowings under our repurchase agreements were reduced from $1.3 billion to $1.1 billion.

Under the terms of each repurchase agreement, as collateral for the funds we draw thereunder, subject to certain conditions, the operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the applicable repurchase agreement is subject to agreement between the lender and us and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Our cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. We are also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

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

The following table sets forth data with respect to our repurchase agreements as of and for the three months ended September 30, 2014, September 30, 2013 and December 31, 2013 ($ in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Three months ended December 31, 2013
Balance at end of period	$1,258,328	$338,800	$602,382
Maximum month-end balance outstanding during the period	1,413,357	338,800	602,382
Weighted average quarterly balance	1,357,220	18,875	364,665

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

The increase in amounts outstanding under our repurchase agreements from December 31, 2013 to September 30, 2014 relate primarily to funds we drew down under a repurchase facility in January 2014, April 2014, June 2014, and July 2014 to complete our acquisitions of portfolios of mortgage loans and REO properties, net of amounts paid down with the proceeds from the issuance of the Class A Notes. Our overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 58.6% at September 30, 2014, although the aggregate dollar amount of funding increased. We do not collateralize any of our repurchase facilities with cash.

Securitizations

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes and $32.0 million in Class M Notes. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of September 30, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $211.3 million.

We retained all of the Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement requires the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. In no event can the master repurchase agreement be extended beyond September 29, 2015.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Change
Net cash used in operating activities	$(88,913)	(9,667)	$(79,246)
Net cash used in investing activities	(1,152,205)	(636,185)	(516,020)
Net cash provided by financing activities	1,201,157	644,099	557,058
Total cash flows	$(39,961)	$(1,753)	$(38,208)

The change in net cash used in operating activities for the nine months ended September 30, 2014 and 2013 consisted primarily of gains on our mortgage loans offset by related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance and HOA dues on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

The change in net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of investments in non-performing loan portfolios. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. The change in net cash provided by financing activities for the nine months ended September 30, 2013 consisted primarily of the net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of September 30, 2014.

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

Our TRSs will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not”

that the entire deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. We do not originate loans. During the third quarter 2014, management decided to sell these re-performing loans and as such they were reclassified as loans held for sale from loans held for investment. See Note 12 - "Subsequent events" for information on our dispositions of re-performing loans subsequent to September 30, 2014.

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

Residential properties, net

Upon the acquisition of real estate, generally through completion of foreclosure, we record the residential property at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. After a short evaluation period, we perform property renovations to maximize the value of the property for our rental strategy. Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, is accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income (unaudited, $ in thousands):

	U.S. GAAP	Adjustments(1)	Tax
	Three months ended September 30, 2014	Three months ended September 30, 2014	Three months ended September 30, 2014
Revenues:
Rental revenues	$469	$—	$469
Net unrealized gain on mortgage loans	88,726	(20,559)	68,167
Net realized gains	17,339	(3,260)	14,079
Interest income, advance recoveries and other	2,568	2,807	5,375
Total revenues	109,102	(21,012)	88,090
Expenses:
Residential property operating expenses including depreciation	9,560	(1,244)	8,316
Mortgage loan servicing costs	21,226	(13,934)	7,292
General, administrative and other	40,590	(6,783)	33,807
Total expenses	71,376	(21,961)	49,415
Estimated income before income taxes	$37,726	$949	$38,675

	Nine months ended September 30, 2014	Nine months ended September 30, 2014	Nine months ended September 30, 2014
Revenues:
Rental revenues	$719	$—	$719
Net unrealized gain on mortgage loans	258,898	(107,468)	151,430
Net realized gains	38,713	(7,264)	31,449
Interest income, advance recoveries and other	2,757	8,760	11,517
Total revenues	301,087	(105,972)	195,115
Expenses:
Residential property operating expenses including depreciation	14,014	(1,997)	12,017
Mortgage loan servicing costs	49,588	(37,127)	12,461
General, administrative and other	90,038	(10,363)	79,675
Total expenses	153,640	(49,487)	104,153
Estimated income before income taxes	$147,447	$(56,485)	$90,962
_____________
(1) Adjustments between GAAP earnings and estimated taxable REIT income primarily represent temporary timing differences in the recognition of revenue and expense items, as provided above.

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

We currently borrow funds at variable rates using secured financings. At September 30, 2014, we had $1.3 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1.3 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.6 million, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows.

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

Altisource Residential Corporation
Date:	November 4, 2014	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer