Form 10-K
period 2014-12-31
Altisource Residential Corp
filed 2015-03-02
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Altisource Residential Corporation
(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $836.2 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2014 and the assumption that all directors and executive officers of the registrant and their families are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 19, 2015, 57,203,211 shares of our common stock were outstanding.

Altisource Residential Corporation
December 31, 2014

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans;

•	our ability to convert loans to rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non- performing loan portfolios or acquired properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of our servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements contained herein, please refer to the section "Item 1A. Risk factors.”

ii

Part I

Item 1. Business

Overview

Altisource Residential Corporation is a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We acquire our single-family rental properties primarily through the acquisition of sub-performing and non-performing loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned, or “REO,” acquisitions. We conduct substantially all of our activities through our operating partnership, Altisource Residential, L.P., and its subsidiaries.

On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100.0 million. We have a long-term service agreement with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We also have servicing agreements with three separate servicers. We believe that our relationship with Altisource and access to its nationwide renovation and property management vendor network enables us to competitively bid on large sub-performing or non-performing residential mortgage loan portfolios with assets dispersed throughout the United States.

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

Our Business Strategy

Overview

We believe our business model provides us with operating capabilities that are difficult to replicate and positions us to capitalize on substantial single-family rental and non-performing loan market opportunities. Specifically, we believe our differentiated acquisition strategy focused on purchasing non-performing mortgage loans, our multifaceted loan resolution methodologies through our mortgage loan servicers and our access to an established, nationwide renovation and property management infrastructure provide us with multiple avenues of value creation that will help us to achieve our business objective of generating attractive risk-adjusted returns for our stockholders.

Acquisition Strategy

We expect to continue to acquire single-family rental properties primarily through our acquisition of sub-performing and non-performing mortgage loan portfolios. Based on the experience of AAMC’s management team, we believe that the distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions because:

•
we believe there are fewer participants in the sub-performing and non-performing loan marketplace than in the foreclosure auction and other REO acquisition channels due to the large size of portfolios offered for sale on an “all or none” basis and the required operational infrastructure involved in servicing loans and managing single-family rental properties throughout the United States. We believe the relatively lower level of competition for sub-performing and non-performing loans provides buyers with the opportunity for a relatively lower cost to ultimately acquire single-family rental properties relative to foreclosure auctions or other REO acquisition channels; and

•
we believe that we will be able to purchase residential mortgage loans at a lower price than REO properties because sellers of such loans will be able to avoid paying costs typically associated with home sales, such as broker commissions and closing costs of up to 10% of gross proceeds of the sale. We believe this will motivate the sellers to accept a lower price for the sub-performing and non-performing loans than they would if selling REO.

Multifaceted Loan Resolution Methodologies

Through our mortgage servicers, including Ocwen, we seek to employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we intend to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Our preferred resolution methodology is to modify the sub-performing and non-performing loans. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe modification followed by refinancing or sale generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. We expect a significant portion of our residential mortgage loans will enter into foreclosure or result in our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure, ultimately becoming REO that we can convert into single-family rental properties which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions and dividend distributions. We believe that the optionality provided by our multifaceted resolution approach enables us to bid on large portfolios in an effective manner as all loans may not be amenable to a single resolution strategy.

Access to Established Nationwide Property Management Infrastructure

We believe that our 15-year master services agreement with Altisource allows us to operate and manage single-family rental properties with efficiency and predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services which we believe provide us with the following competitive advantages:

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

•
our contracted relationships with nationwide manufacturers and material suppliers, who are also used by Altisource, enable us to manage the ordering and delivery of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•
We have direct access to Altisource’s inspection and estimating application which is utilized by the third-party general contracting vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, which can enable more accurate forecasting of long term maintenance requirements; and

•	Ongoing tenant management services are coordinated through an internal “24x7” customer service center.

AAMC works directly with Altisource’s vendor management team on our behalf, and AAMC’s construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through AAMC’s team, we coordinate with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain to create a unified look and feel for the REO properties that we rent, own or acquire upon resolution of our mortgage loans. We believe AAMC’s experience and these coordinated efforts with Altisource provide it with the capabilities to replicate Altisource’s vendor network, if necessary, which our competitors may not be able to do without substantial efforts and expense.

Although our master services agreement and other support agreements with Altisource are not exclusive arrangements, we believe that these relationships and our direct access to a large vendor network through Altisource provide us with significant competitive advantages over third parties with respect to acquiring and maintaining sub-performing and non-performing loans and single-family rental properties. We expect to hold single-family rental property assets over the long-term with a focus on developing brand and franchise value.

We also believe that the forecasted growth for the single-family rental marketplace, in combination with our projected asset management and acquisition costs and our ability to acquire assets nationwide, provides us with a significant opportunity to establish ourselves as a leading, externally-managed residential REIT.

Existing Portfolio

In 2014 we completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 237 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion. In 2013 we completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, and 40 REO properties having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

During the years ended December 31, 2014 and 2013, we completed the acquisition of the following portfolios of non-performing residential mortgage loans.

	Portfolios Acquired
Date acquired	Number of loans acquired		Fair value of underlying property (in millions)	UPB (in millions)
Year ended December 31, 2013	8,531		$1,795.2	$2,219.3
January 2, 2014	650		93.6	120.8
January 28, 2014	66		7.0	7.3
January 31, 2014	3,421		791.7	987.8
February 28, 2014	70		8.2	8.0
May 1, 2014	664		126.6	153.0
June 27, 2014	1,116		375.3	328.2
July 10, 2014	46		5.0	6.9
July 31, 2014	1,243		315.7	260.3
October 24, 2014	159		31.6	42.9
December 23, 2014	127		15.1	16.0
Totals	16,093	(1)	$3,565.0	$4,150.5
_____________

(1)
Includes 40 REOs purchased in 2013, 190 REOs purchased in May 2014, and 46 REOs purchased in October 2014. Excludes the portfolio of 879 re-performing loans acquired in June 2014, the majority of which were subsequently sold in October 2014.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions as our “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this report, our “Existing Portfolio” does not include the 102 re-performing mortgage loans having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014, which are considered “Mortgage loans held for sale.”

Our sub-performing and non-performing mortgage loans become REO properties when we obtain legal title to the property upon completion of foreclosure. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

As of December 31, 2014, we had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 held for sale. Of the 3,349 REO properties held for use, 336 properties had been rented, 197 were being listed for rent and 254 were in varying stages of renovation in preparation for rent. With respect to the remaining 2,562 REO properties held for use, we will make a final determination whether each property meets its rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of December 31, 2013, we had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties at December 31, 2013, we were in the process of determining whether these properties would meet our rental profile. Additionally, 16 REO properties owned as of December 31, 2013 were held for sale.

The remainder of our Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Existing Portfolio for acquisitions completed through December 31, 2014 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date. We cannot assure you that the BPOs accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

As of December 31, 2014 the aggregate carrying value of our Existing Portfolio was $2.0 billion (which does not include the carrying value of our REO properties of an additional $624.6 million). The carrying value of mortgage loans is based on our asset manager's proprietary pricing model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in our Existing Portfolio based on the respective UPB and respective market values of underlying properties as of December 31, 2014 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	58	$8,479	$7,404	174.4%
Alaska	3	672	1,011	68.8%
Arizona	152	41,668	37,939	121.8%
Arkansas	54	4,409	5,088	108.3%
California	1302	615,067	643,059	108.5%
Colorado	58	17,051	16,834	109.0%
Connecticut	139	41,462	37,664	139.8%
Delaware	59	11,254	10,030	128.9%
Dist. of Columbia	67	17,735	20,726	109.2%
Florida	2160	524,716	424,259	145.3%
Georgia	262	48,882	43,594	136.6%
Hawaii	53	27,840	28,230	106.1%
Idaho	33	7,829	7,177	132.2%
Illinois	384	96,036	74,762	189.8%
Indiana	260	32,532	29,420	123.5%
Iowa	26	2,252	2,340	108.1%
Kansas	26	2,801	3,120	114.5%
Kentucky	53	6,212	5,713	118.0%
Louisiana	38	6,503	7,101	103.2%
Maine	38	7,097	6,763	118.8%
Maryland	633	169,408	137,391	145.8%

Massachusetts	278	75,893	75,426	118.1%
Michigan	98	15,324	14,290	165.2%
Minnesota	42	9,486	8,756	127.3%
Mississippi	27	3,150	3,029	124.7%
Missouri	80	8,162	6,864	166.2%
Montana	4	1,121	1,266	89.3%
Nebraska	7	730	682	111.1%
Nevada	233	73,771	56,805	146.3%
New Hampshire	13	3,319	3,403	103.4%
New Jersey	1071	319,960	250,254	158.6%
New Mexico	125	17,614	17,709	110.6%
New York	732	251,483	255,943	116.0%
North Carolina	238	32,958	29,870	128.8%
North Dakota	1	123	140	87.9%
Ohio	128	19,036	16,362	148.5%
Oklahoma	34	4,377	4,466	134.8%
Oregon	106	31,002	28,906	116.2%
Pennsylvania	288	51,698	43,952	139.6%
Puerto Rico	2	219	293	76.3%
Rhode Island	58	13,716	7,447	229.3%
South Carolina	216	39,907	34,301	128.7%
South Dakota	3	396	325	132.0%
Tennessee	83	12,257	12,695	117.7%
Texas	459	53,508	71,055	88.2%
Utah	66	15,399	15,804	103.3%
Vermont	9	1,452	1,336	133.4%
Virginia	149	47,771	46,745	113.4%
Washington	482	131,475	127,470	115.8%
West Virginia	8	1,009	827	135.2%
Wisconsin	65	9,740	7,479	160.0%
Total mortgage loans	10,963	$2,935,961	$2,693,525	131.6%
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed. Although we performed diligence on a representative sample of the properties to confirm the accuracy of the BPOs provided by the sellers, we cannot assure you that the BPOs set forth in this table accurately reflected the actual market value of the related property at the purported time or accurately reflect such market value today.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

As of December 31, 2014, the 15 states with the highest concentration of loans accounted for 8,724 loans (80% of our Existing Portfolio), with an aggregate UPB of $2.5 billion (87% of our Existing Portfolio) as of the respective cut-off dates, with the remainder dispersed among 34 other states, one territory and the District of Columbia.

As set forth in the chart below, approximately 93% of the residential mortgage loans in our Existing Portfolio were 60 days or more delinquent as of December 31, 2014.

Our Strengths

Depth of Management Experience in Mortgage Servicing

We believe the experience of our management team allows us to capitalize on the servicing capabilities of our third party servicers and ensure cost effective servicing of our acquired residential mortgage loan portfolios. We have directed and will continue to direct our mortgage servicers to employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we instruct our mortgage servicers to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans.

Importantly, by modifying as many loans as possible, we seek to keep more families in their homes because of our efforts.

Through 2014, we had exclusively engaged Ocwen to service the residential mortgage loans in our portfolio. Given the recent challenges and regulatory scrutiny faced by Ocwen, we have engaged additional alternate servicers to service our loans. We have begun to move certain loans to these new servicers to diversify our servicing options. However, a substantial number of the loans we own continue to be serviced by Ocwen. It is possible, even as we transfer all or a portion of our mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans as well as Ocwen has serviced our portfolio. In any event, if for any reason, our mortgage servicers, including Ocwen, are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements, causing one or more mortgage servicers cease to act as its servicer, alternate qualified servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

Relationship with Altisource and its Nationwide Property Management Infrastructure

We believe that we are strategically positioned to operate single-family rental properties across the United States at an attractive cost structure, with the support of Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States.

In 2014, Altisource’s vendor network completed an average of approximately 400,000 inspection, maintenance and repair orders per month. This vendor network infrastructure has been developed over many years, and we believe this infrastructure would be difficult and expensive for our competitors and/or new market participants to replicate. We believe, therefore, that our existing relationships with Altisource and its vendor network, as described above in “-Access to Established Nationwide Property Management Infrastructure,” gives us a distinct advantage as it allows us to bid on large attractive portfolios regardless of geography at an attractive cost structure. We also believe that AAMC’s established relationships with the Altisource network management team and our ongoing experience with the service providers in Altisource’s vendor network who know our renovation, maintenance and repair standards would likely provide us with an advantage over others in replicating and/or acquiring this nationwide property management infrastructure, if necessary.

Other Services Provided by Altisource

In addition to the Altisource master services agreement, we also have a trademark license agreement with Altisource that provides us with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also have a support services agreement with Altisource to provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance. Although the support services agreement has enabled us to grow our business, AAMC is in the process of internalizing the support services that had been provided to us by Altisource through its direct employment of the 26 employees that currently are providing these services to us through the support services agreement.

Expertise of Our Manager

The senior management team of our Manager includes individuals with significant experience in the real estate, mortgage, housing and asset management markets. Throughout their careers, these executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. AAMC has also internally developed a valuation model that uses proprietary historical data to evaluate and project the performance of residential mortgage loans. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new residential mortgage loans will help us to appropriately value the portfolios at the time of purchase.

Our Investment Process

Our underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics, and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate our resolution timelines using advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws, and enforceability of liens among other factors.

The following graphic outlines our process for assessing sub-performing and non-performing portfolio investment opportunities:
Our Financing Strategy

We intend to continue to finance our investments with leverage, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the asset management agreement. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. Our manager has established an investment committee, whose role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate owned assets. We are also authorized to offer leases on acquired single-family residential real estate. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

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

Our Manager and the Asset Management Agreement

Under our asset management agreement with AAMC, which we refer to as the “asset management agreement,” AAMC is responsible for, among other duties: (1) performing and administering all our day-to-day operations, (2) defining investment criteria in our Investment Policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rental properties, (6) overseeing servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services. AAMC provides us with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services to any other party so long as the company and the operating partnership have on hand an average of $50,000,000 in capital available for investment over the previous two fiscal quarters.

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

In the event of the payment of any dividend of cash from capital transactions by us, each of the thresholds described above shall be reduced by an amount equal to the applicable threshold multiplied by a fraction (i) the numerator of which shall be the amount of distributions of available cash that are deemed to be cash from capital transactions that a hypothetical holder of one share of common stock has received with respect to such share of common stock, during the period since December 21, 2012 through the date of such payment, and (ii) denominator of which shall be $12.74 (as such amount may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend); provided that in no event shall such fraction be greater than 1.

Notwithstanding the foregoing, in the case of cash dividends from capital transactions, no incentive management fee will be paid to AAMC in respect of such dividends unless and until a hypothetical holder of one share of common stock has received with respect to such share of common stock, during the period from December 21, 2012 through the date of payment, cash dividends from capital transactions in an aggregate amount equal to $12.74 (as such amount may be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend).

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

Expense Reimbursement

We are required to reimburse AAMC for the (i) direct and indirect expenses AAMC incurs or payments it makes on our behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all employees and staff of AAMC and (ii) all other reasonable operating and overhead expenses AAMC incurs related to the asset management services it provides to us. We do not reimburse AAMC for any compensation paid to its Directors.

Termination

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

We will be required to pay AAMC a termination fee in the event that the asset management agreement is terminated as a result of (i) a termination of AAMC by us without cause, (ii) a termination by AAMC as a result of our becoming regulated as an “investment company” under the Investment Company Act, or (iii) a termination by AAMC if we default in the performance of any material term of the asset management agreement (subject to a notice and cure period).

The termination fee will be equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination, calculated as of the end of the fiscal quarter completed prior to the date of termination. In the event the asset management agreement is terminated: (1) the Ocwen servicing agreement, the support services agreement and the trademark license agreement will terminate within 30 days; and (2) if the asset management agreement is terminated without cause by us, the Altisource master services agreement may be terminated at Altisource’s sole discretion.

If the asset management agreement were terminated by AAMC our financial position and future prospects for revenues and growth could be materially adversely affected.

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

The general partner is managed by AAMC through our asset management agreement with AAMC. Except as otherwise expressly provided in the limited partnership agreement and subject to the rights of holders of any class or series of operating partnership interests, all management powers over the business and affairs of the operating partnership are exclusively vested in AAMC through its management of us and the general partner, subject to the oversight of our Board of Directors. No limited partner, in its capacity as a limited partner, has any right to participate in or exercise control or management power over the operating partnership’s business and affairs other than through our Board of Directors’ oversight of AAMC’s executive officers who manage our business and that of the general partner. With limited exceptions, the general partner, through its management by AAMC, may execute, deliver and perform agreements and transactions on behalf of the operating partnership without the approval or consent of any limited partner.

Terms of the Limited Partnership Agreement

Capital Contributions, Profits and Losses and Distributions

Neither the general partner nor the limited partner is required to make any additional capital contribution to the operating partnership, although we intend to contribute funds generally from equity offerings, repurchase facilities or securitization financings into the operating partnership in order to (a) make additional acquisitions of portfolios of sub-performing and non-performing residential mortgage loans and other single-family rental properties, (b) pay servicing fees and other related expenses for the residential mortgage loans we acquire;(c) conduct the renovation, leasing and property management services for assets that become single-family rental properties and (d) general corporate purposes.

The profits and losses of the operating partnership shall be allocated in proportion to the capital contributions of the partners of the operating partnership.

At the time or times determined by the general partner, the general partner may cause the operating partnership to distribute any cash held by it which is not reasonably necessary for the operation of the operating partnership. If the general partner determines that cash will be distributed, the cash available for distribution will be distributed to us, as the limited partner of the operating partnership since we are the contributor of all the funds in the operating partnership’s capital account.

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

NewSource Investment

On December 21, 2012, we entered into a subscription agreement to invest $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd., which we refer to as “NewSource,” an insurance and reinsurance company focused on real estate related insurance products in Bermuda. AAMC simultaneously entered into a subscription agreement to invest $2.0 million to acquire 100% of the common stock and voting rights of NewSource. On October 17, 2013, we and AAMC invested the full amount of our respective subscriptions in NewSource, and on December 2, 2013, NewSource became registered as a licensed reinsurer with the Bermuda Monetary Authority (“BMA”).

Additionally, on November 18, 2013, NewSource entered into a management agreement with AAMC to provide asset management and corporate governance services and in November 2013 entered into a management agreement with Marsh IAS Management Services (Bermuda) Ltd. to administer its day-to-day business activities and operations.

NewSource commenced reinsurance activities during the second quarter of 2014, and generated approximately $5.0 million of title reinsurance premiums during 2014. However, in December 2014, NewSource determined that the economics of the initial business activities did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party.

NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party for a price of $3.2 million.

NewSource is continuing to evaluate its real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that NewSource will be able to develop or grow its business strategy or operations, or engage in insurance and reinsurance activities at all.

Policies with Respect to Certain Other Activities

We intend to raise additional funds through equity offerings, repurchase facilities, securitization financings or other debt arrangements, the retention of cash flow (subject to REIT distribution requirements), or a combination of these methods. In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time, subject to compliance with NYSE listing requirements.

In addition, we have borrowed and intend to continue to borrow money to finance or refinance the acquisition of sub-performing and non-performing residential mortgage loans and single-family properties and for general corporate purposes. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on AAMC’s assessment of a variety of factors, including our historical and projected financial condition, liquidity and results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, maintenance of our REIT qualification, applicable law and other factors, as AAMC and/or our Board of Directors may deem relevant from time to time. Our decision to use leverage will be at AAMC’s discretion and will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.

As of the date of this report, we do not intend to invest in the securities of other REITs, other entities engaged in real estate activities or securities of other issuers for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an investment company under the Investment Company Act, and we would intend to divest such securities before any such registration would be required. We do not intend to underwrite securities of other issuers.

Our Board of Directors may change any of these policies without prior notice to, or the consent of our stockholders.

REIT Qualification

We elected and qualified to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986, or the “Code,” beginning with our taxable year ended December 31, 2013, and we currently expect to maintain this status for the foreseeable future. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute to our stockholders.

Even though we elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries, each of which we refer to as a “TRS.” In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. If our TRS generates net income, our TRS can declare dividends to us which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity. As discussed under “Item 1A. Risk Factors—Risks Related to Our Qualification as a REIT”, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

Exemption from Investment Company Act

We rely on the exception from the Investment Company Act of 1940, as amended, or the “Investment Company Act,” set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe that our $18.0 million investment in NewSource does not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Related to Our Structure—We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.”

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Each of our executive officers is an employee or officer or both, of AAMC, and they are paid by AAMC. As of December 31, 2014, AAMC had nine full-time employees and had an additional 26 dedicated support personnel provided to us by Altisource through its support services agreement with us.

Competition

We face competition from various sources for the acquisition of sub-performing and non-performing residential mortgage loans. Our competition includes other REITs, hedge funds, private equity funds and partnerships. To effectively compete, we will rely upon AAMC's management team and their substantial industry expertise which we believe provides us with a competitive advantage and helps us assess the investment risks and determine appropriate pricing. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for sub-performing and non-performing residential mortgage loans than we can or may be willing to accept lower returns on investment. As the inventory of available sub-performing and non-performing residential mortgage loans and REO will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the single-family rental market from other real-estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team to supervise the renovation, yield management and property management services on our acquired properties. Despite these efforts, some of our competitors' single-family rental properties may be of better quality, or in more desirable locations than our properties or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that satisfy our return objectives.

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

We commenced operations approximately two years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013. In addition, our financial results have been largely attributable to purchasing non-performing loan and other rental-related assets at a discount, and the rates of such acquisitions may be uneven over periods of time and unpredictable due to market conditions, limited financial resources or other constraints.

Our results for prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. Moreover, we expect that it will take time to determine success from loan resolution efforts and it could take as long as 24 months, and in some cases longer, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if we are not able to generate sufficient cash flows from our loan modification and refinancing or other activities, we may not have cash available for distribution to our stockholders for an extended period of time. There can be no assurance that our business will remain profitable or that our profitability will be sustainable. The earnings potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

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

Our failure to raise equity capital and/or obtain adequate debt financing could adversely affect our ability to increase our portfolio, manage our existing assets and generate shareholder returns.

Our success has been, and will be, largely dependent on our ability to raise equity capital and obtain debt financing to increase our portfolio, manage our existing assets and generate attractive shareholder returns. We require significant financial resources to maintain our obligations under our debt facilities and to continue to acquire portfolios of mortgage loans and REO properties. If we are unable to continue to raise equity capital, or leverage our portfolio through repurchase facilities and/or securitizations, our current portfolio and cash from operations may become inadequate to meet our financial obligations.

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

Limited availability of credit may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional debt or equity financing.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms, the success of our loan resolution efforts, the ability of borrowers to refinance our loans with other lenders, our ability to sell modified loans on favorable terms, the availability of short-term and long-term financing on favorable terms, length of time required to convert a distressed loan into a single-family rental property, the level and expected movement of home prices, the occupancy rates and rent levels of properties, the restoration, maintenance, marketing and other operating costs, the level and volatility of interest rates, conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

We have leveraged our investments and expect to continue to do so, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

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

Our repurchase agreements to finance sub-performing and non-performing loans are complex and difficult to manage. In part, this is due to the fact that our residential mortgage loan portfolios and single-family rental properties that will collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that we repurchase loans collateralizing the financing, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with us. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

We have utilized repurchase facilities and securitization transactions to finance our portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which has similar risks to repurchase agreement financing and securitizations, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

If and when non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

We may use securitization and other non-recourse long-term financing for our investments if, and to the extent, available. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. Conditions in the capital markets may make the issuance of any such securitization less attractive to us. While we intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

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

Both AAMC and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, qualified alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect AAMC’s performance under the asset management agreement with us. Altisource’s failure to perform the services under these agreements with AAMC or us or our inability to retain qualified alternate service providers to replace and/or supplement Altisource could have a material adverse effect on us.

Failure of our third party mortgage servicers to effectively perform its servicing obligations under our servicing agreements could have a material adverse effect on us.

We are contractually obligated to service the residential mortgage loans that we acquire. We do not have any employees, servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged mortgage servicers to service the non-performing and sub-performing loans we acquire. Through 2014, we had exclusively engaged Ocwen to service the residential mortgage loans in our portfolio.

Ocwen has been and is subject to a number of pending regulatory investigations, inquiries, requests for information and legal proceedings that could result in adverse regulatory or other actions against Ocwen.  As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded.  Given the recent challenges and regulatory scrutiny faced by Ocwen, we have engaged additional alternate servicers to service our loans. We have begun to move certain loans to these new servicers to diversify its servicing service providers. However, a substantial number of the loans we own continue to be serviced by Ocwen. It is possible, even as we transfers all or a portion of our mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements, and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us

We may incur significant costs in renovating our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more difficult or take significantly more time than anticipated to develop and grow our single-family rental portfolio, which could materially and adversely affect us.

Difficulties in selling REO properties and/or single-family rental properties could limit our flexibility and/or harm our liquidity.

Federal tax laws may limit our ability to earn a gain on the sale of our properties if we are found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect our willingness to sell single-family rental properties under favorable conditions or if necessary for funding purposes. We typically contribute properties that will not meet our rental profile to our taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, our REO properties that we intend to sell can at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in our markets may limit our ability to either sell properties that we deem unsuitable for rental or change or reduce the single-family rental properties in our portfolio promptly in response to changes in economic or other conditions. Our failure to sell or delays in selling our REO properties could potentially cause a strain on our liquidity, and we may be forced to reduce prices and/or continue to hold such REO properties, without leverage which could materially and adversely affect our financial condition.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently own our loans in Delaware statutory trusts with a nationally-chartered bank as the trustee. Therefore, we do not hold any such licenses. Because we have contributed our acquired sub-performing and non-performing residential mortgage loans to wholly-owned trusts whose trustee is a nationally-chartered bank, we may be exempt from state licensing requirements. However, there is no assurance that we will ever seek or be required to obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements become applicable. If our subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans in the future and have a material adverse effect on us.

The supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement and the prices for sub-performing and non-performing loans may increase, which could materially and adversely affect us.

Over the last several years, there has been an increase in supply of sub-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans and fewer homeowners may go into sub-performing or non-performing status on their residential mortgage loans. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase from time to time, or permanently, due to the entry of new participants into the distressed loan marketplace or a lower supply of sub-performing and non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that we may acquire may decline over time and could materially and adversely affect us.

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

Our ability to seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain of our acquired loans may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through our mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

In addition, adverse conditions in the areas where the properties securing our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. As of December 31, 2014, approximately 21% of our portfolio by UPB was concentrated in California and approximately 18% of our portfolio by UPB was concentrated in Florida. A material decline in the demand for single-family housing or rentals in these or other areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

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

We are subject to reporting and other obligations under the Exchange Act, as amended. Under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures. We have incurred, and expect to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on us. We are also required to comply with Section 404 of the Sarbanes-Oxley Act which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report thereon by our independent registered public accounting firm. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals, may materially and adversely affect us.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

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

Suboptimal economics of real estate related insurance activities, or a failure to commence and/or grow the business of NewSource could adversely impact our investment in NewSource.

We have invested $18.0 million in the non-voting preferred stock of NewSource. Despite the commencement in 2014 of NewSource’s title reinsurance business operations, NewSource determined that the economics of the initial business activities did not warrant the continuation of its initial reinsurance quota share agreement with an unrelated third party. NewSource therefore transferred all of the risk of claims and future losses underwritten to an unrelated third party for a price of $3.2 million.

NewSource is continuing to evaluate its real estate related insurance and reinsurance strategy and considering related opportunities. There is no assurance that NewSource will be able to develop or grow its business strategy or operations, or engage in insurance and reinsurance activities at all. In any such event, the business model for NewSource would become challenged or the growth of NewSource would become hampered, which would adversely affect the economics of our investment in NewSource and/or NewSource’s ability to pay its preferred dividend to us and/or generate shareholder returns.

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

We will carry commercial general liability insurance and property insurance with respect to our single-family rental properties on terms we consider commercially reasonable. There are, however, certain types of losses (such as losses arising from acts of war or earthquake) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a single-family rental property or group of rental properties as well as the anticipated future revenues from such single-family rental property or group of properties. If an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could materially and adversely affect us.

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
We are subject to the risks of securities laws liability and related civil litigation.
We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded. For example, in January 2015, a purported shareholder filed a derivative action against the members of our Board of Directors, us and AAMC in connection with our asset management agreement with AAMC. For more information concerning this matter, please see “Item 3. Legal Proceedings.” While we and our Board of Directors deny the allegations of wrongdoing against us in the actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of our business, we, through AAMC, Altisource or our mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

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

Risks Related to Our Management and Our Relationships

We could have conflicts with AAMC and our Directors or management could have conflicts of interest due to their relationship with AAMC, which may be resolved in a manner adverse to us.

We have engaged, and expect to continue to engage, in a substantial amount of business with AAMC. Conflicts may arise between AAMC and us because of our ongoing agreement with AAMC and because of the nature of our respective businesses.

Prior to his stepping down from the Board of Directors in January 2015, our former Chairman was also the Chairman of AAMC, Altisource and Ocwen. As a result, he had obligations to us as well as to these other entities, which could have resulted in conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC, Altisource or Ocwen, as the case may be. Our former Chairman also currently has substantial investments in AAMC, Altisource and Ocwen, and certain of our other officers own stock or options in one or more of AAMC, Altisource and Ocwen. Such ownership interests may have created or appeared to create conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC, Altisource and Ocwen, as the case may be.

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

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with AAMC, including, where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with AAMC). We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with AAMC. Although we continue to seek ways to lessen many of these conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with AAMC, or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with AAMC.

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

Our directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other directors. If any of our directors who are also directors, officers or employees of any or any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our directors, then our Bylaws provide that such director will be permitted to pursue that corporate opportunity independently of us, so long as the director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create conflicts of interest between us and certain of our directors and result in less than favorable treatment of us and our stockholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

Risks Related to Our Qualification as a REIT

Failure to qualify as a REIT could materially and adversely affect us.

We made an election to be treated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2013. However, we cannot assure you that we will remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

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

To qualify as a REIT, we are required at all times to satisfy certain tests relating to, among other things, the sources of our income, the nature and diversification of our assets, our financing, hedging and investment strategies, the ownership of our stock and amounts we distribute to our stockholders. Compliance with the REIT requirements may preclude us from certain financing or hedging strategies or cause us to forego otherwise attractive opportunities which may hinder or delay our ability to meet our investment objectives and reduce your overall return. For example, we may be required to pay distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company, or RIC, common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders is 23.8%, including the 3.8% Medicare tax. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 39.6%).

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

Certain provisions of the Maryland General Corporate Law, or "MGCL," may have the effect of deterring a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. An “interested stockholder” is defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner of 10% or more of our then outstanding voting stock within the last two years. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation (excluding the shares held by the interested stockholder or its affiliate the business combination is to be effected) . These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

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

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe that our $18.0 million investment in NewSource does not meet the definition of “qualifying interest.” Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of our NewSource investment or a portion thereof, potentially at a loss, in order to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are c/o Altisource Asset Management Corporation, 402 Strand Street, Frederiksted, St. Croix, United States Virgin Islands 00840-3531 where AAMC subleases approximately 2,000 square feet from Ocwen under a sublease expiring June 30, 2017. The annual rent under the sublease was $40,000 per year until June 30, 2014 and continues at $45,000 per year until the termination date of the lease, plus one-half of the lease-related operating expenses and leasehold improvements. We do not currently own any real property that we use as office space. AAMC currently is seeking new, larger space in St. Croix to further increase its staff to manage our business.

For information concerning our Existing Portfolio of residential mortgage loans and REO properties (including our single-family rental properties), see “Item 1. Business–Existing Portfolio.” The following table sets forth a summary of our single-family properties as of December 31, 2014 ($ in thousands):

State / District	Number of properties	Carrying value (1)	Weighted average age (2)
Alabama	28	$4,410	21
Alaska	1	185	28
Arizona	97	16,722	22
Arkansas	46	4,119	31
California	512	151,844	33
Colorado	25	4,871	28
Connecticut	25	4,639	45
Delaware	10	1,883	35
District of Columbia	1	244	103
Florida	696	104,922	23
Georgia	165	19,080	22
Hawaii	2	339	20
Idaho	9	1,095	32
Illinois	359	51,260	44
Indiana	155	16,726	33
Iowa	6	401	61
Kansas	27	2,255	45
Kentucky	54	6,033	30
Louisiana	22	2,329	27
Maine	14	1,669	116
Maryland	84	16,249	35
Massachusetts	36	6,977	81
Michigan	80	9,473	46
Minnesota	71	11,400	39
Mississippi	9	912	28
Missouri	75	6,859	44
Montana	3	295	39
Nebraska	5	997	37
Nevada	17	2,284	20
New Hampshire	13	2,079	49
New Jersey	47	7,782	64
New Mexico	30	3,864	21
New York	45	8,611	68
North Carolina	259	29,979	19
Ohio	124	13,127	45
Oklahoma	23	2,372	29
Oregon	8	1,336	30
Pennsylvania	188	24,361	54
Rhode Island	46	5,707	72
South Carolina	84	9,641	22
South Dakota	2	295	52
Tennessee	76	9,366	23
Texas	118	14,447	23
Utah	63	9,864	30
Vermont	3	561	140
Virginia	42	10,931	26
Washington	19	4,161	38
West Virginia	3	648	25
Wisconsin	132	14,728	49
Wyoming	1	275	21
Total	3,960	$624,607	34
_____________

(1)	The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation.

(2)	Weighted average age is based on the age weighted by carrying value for each state.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows. Subsequent to December 31, 2014, the following legal proceedings were commenced with respect to us:

On January 15, 2015, a shareholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported shareholder under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223.  The action names as defendants William C. Erbey and each of the members of our Board of Directors and alleges that Mr. Erbey and our directors breached fiduciary duties in connection with the asset management agreement among us, Altisource Residential, L.P. and AAMC.  The action also names Altisource Residential, L.P. and AAMC as defendants and alleges that AAMC aided and abetted the purported breaches of fiduciary duty and has been unjustly enriched by the asset management agreement.  The complaint also names us as a nominal defendant.  The plaintiff seeks, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing our Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to our corporate governance and an award of attorney’s and other fees and expenses.  We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen under the caption Sokolowski v. Erbey, et al., 14-cv-8160-1. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen. On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Altisource, Home Loan Servicing Solutions, AAMC and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen's compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen's code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen's compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill, and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen's 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance, and an award of attorney's and other fees and expenses. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange and dividend declared per share for the periods indicated:

	2014			2013
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$34.81	$26.72	$0.48	$20.51	$15.35	$—
June 30	31.57	25.16	0.45	20.00	16.03	—
September 30	26.49	23.19	0.55	22.98	16.88	0.10
December 31	25.13	18.54	0.55	31.90	22.50	0.25

The number of holders of record of our common stock as of February 19, 2015 was 64. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 10 to the consolidated financial statements.

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

During 2014, cash dividends on common stock totaled $2.03 per share, or an aggregate of $116.0 million. When we realize gains on sales of assets, a portion of our dividends may be characterized as long term capital gains. The dividends paid in 2014 represented $1.08 of ordinary income and $0.95 of long-term capital gain for income tax purposes. The aggregate minimum distribution to shareholders required to maintain our REIT status was $104.2 million in 2014. The 2014 distributions included a cash dividend of $0.08 per share of common stock intended to satisfy the distribution requirement for 2013 and was treated as a 2013 distribution for REIT qualification purposes. During 2013, cash dividends on common stock totaled $0.35 per share, all of which represented ordinary income for income tax purposes. In 2013 the aggregate minimum distribution to shareholders required to maintain our REIT status was $16.0 million.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Russell 2000. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014
Altisource Residential Corporation	$105.60	$203.07	$145.20
S&P 500	100.47	130.22	145.05
Russell 2000	103.05	141.18	146.17
NAREIT FTSE All Equity REITs (1)	102.63	101.81	125.68
_______
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

Item 6. Selected Financial Data

The following table sets forth selected financial data which is derived from our audited consolidated financial statements ($ in thousands, except per share data). The historical results presented below may not be indicative of our future performance and do not necessarily reflect what our financial position would have been had we operated as a separate, stand-alone entity since inception. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (Inception) to December 31, 2012
Total revenue	$423,298	$72,297	$—
Net income (loss)	188,853	39,596	(89)
Earnings (loss) per basic share	3.36	1.67	(0.01)
Earnings (loss) per diluted share	3.34	1.61	(0.01)
Dividend per share	2.03	0.35	—

	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$2,726,062	$1,398,640	$100,011
Repurchase agreements	1,015,000	602,382	—
Other secured borrowings	339,082	—	—

Item 7. Management's discussion and analysis of financial condition and results of operations

Overview

We are a Maryland REIT focused on acquiring and managing single-family rental properties primarily by acquiring portfolios of sub-performing and non-performing residential mortgage loans throughout the United States. We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties and have created a large supply of distressed mortgage loans for sale in the market. We therefore believe we have an opportunity to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities. While we focus on acquiring our rental properties through the acquisition of distressed mortgage loans, we also may consider purchasing rental properties through other avenues, including, without limitation, though the purchase of REO, residential mortgage-backed securities, clean-up calls and other distressed assets.

During the year ended December 31, 2014, we completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 237 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion.

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

During 2014 and 2013, we modified an aggregate of 619 mortgage loans, converted an aggregate of 3,908 mortgage loans into REO properties and disposed of an aggregate of 946 mortgage loans through short sale, refinancing or other liquidation events.

Following the above-referenced transactions, as of December 31, 2014, our portfolio consisted of 10,963 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.9 billion and an aggregate market value of underlying properties of $2.7 billion. We also owned 3,960 REO properties with an aggregate carrying value of $624.6 million, of which 3,349 were held for use and 611 were held for sale. Of the 3,349 REO properties held for use, 336 properties had been rented and were occupied by tenants, 197 were being listed for rent and 254 were in varying stages of renovation. With respect to the remaining 2,562 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. We also owned 102 re-performing mortgage loans held for sale having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014.

To date, we have acquired our non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds.

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services to investment vehicles. We conduct substantially all of our operations, and make substantially all of our investments, through our operating partnership and its subsidiaries. One of our subsidiaries is the sole general partner of the operating partnership, and we are the sole limited partner.

Observations on Current Market Opportunities

We believe there is currently a significant market opportunity to acquire single-family rental properties through the distressed loan channel and expect the supply of non-performing loans, sub-performing loans, properties in foreclosure and REO to remain steady over the next two years as GSEs, HUD, banks and other mortgage lenders seek to dispose of their distressed inventories. We continue to see substantial volumes of distressed residential mortgage loan portfolios offered for sale by banks, HUD, GSEs and private equity funds, among others. We believe that the distressed loan channel gives us a cost advantage over other acquisition channels such as foreclosure auctions and REO acquisitions, involves less competition and positions us to be selected as the buyer of diverse portfolios of such loans since we are not geographically constrained. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

Metrics Affecting Our Consolidated Results

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

ii.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

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

iv.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

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

Expenses

Our expenses primarily consist of rental property operating expenses, depreciation and amortization, real estate selling cost and impairment, mortgage loan servicing, interest expense, general and administrative expenses, expense reimbursement, incentive management fees. Rental property operating expenses are expenses associated with our ownership and operation of rental properties including expenses such as Altisource's property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Real estate selling cost and impairment represents our estimate for the costs to be incurred to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursement consists primarily of employee salaries of AAMC in direct correlation to the services they provide on our behalf and other personnel costs and corporate overhead. The incentive management fees consist of compensation due to AAMC, based on the amount of cash available for distribution to our stockholders for each period.

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

Generally, we expect that our residential mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans may be irregularly timed and may at times involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. Although the number of unacquired loans typically constitutes a relatively small portion of a particular portfolio, in certain cases, the number of loans we do not acquire could be a significant portion of a particular portfolio. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Our taxable income is triggered primarily by material changes in the economic status of loans, such as a sale of the loan, modification of the loan from a non-performing status to a performing status or conversion of the loan to REO. We expect to convert our taxable gains on REO dispositions and loan modifications to cash gains, which can be used to fund the distribution requirements from the corresponding taxable gains. Distribution requirements from our taxable gains on the remaining loans that we expect to convert to rental properties can be funded through a higher advance rate on the increased value when a property becomes rented.

Resolution Activities

	First quarter 2013	Second quarter 2013	Third quarter 2013	Fourth quarter 2013	Year ended December 31, 2013	First quarter 2014	Second quarter 2014	Third quarter 2014	Fourth quarter 2014	Year ended December 31, 2014
Mortgage Loans (1)
Beginning balance	—	673	1,332	5,020	—	8,054	11,509	12,070	12,090	8,054
Acquisitions	684	720	3,783	3,304	8,491	4,207	1,590	1,289	240	7,326
Dispositions	(10)	(28)	(54)	(119)	(211)	(116)	(135)	(165)	(319)	(735)
Mortgage loan conversions to REO	(1)	(33)	(43)	(151)	(228)	(637)	(907)	(1,113)	(1,061)	(3,718)
Reversions to mortgage loans(2)	—	—	2	—	2	1	13	9	13	36
Ending balance	673	1,332	5,020	8,054	8,054	11,509	12,070	12,090	10,963	10,963

Modifications	—	18	29	54	101	81	90	179	168	518
Loan reinstatements	4	10	6	8	28	19	30	64	55	168

Real Estate Owned
Beginning balance	—	7	40	114	—	262	896	1,958	2,984	262
Acquisitions	6	—	34	—	40	—	190	—	47	237
Dispositions	—	—	(1)	(3)	(4)	(2)	(22)	(78)	(119)	(221)
Mortgage loan conversions to REO	1	33	43	151	228	637	907	1,113	1,061	3,718
Reversions to mortgage loans	—	—	(2)	—	(2)	(1)	(13)	(9)	(13)	(36)
Ending balance	7	40	114	262	262	896	1,958	2,984	3,960	3,960

Leased	—	1	5	14	14	35	102	216	336	336
Renovations complete	—	—	6	11	11	17	40	90	197	197
Renovations in process	—	5	3	18	18	48	140	270	254	254
Evaluating strategy/held for sale	7	34	100	219	219	796	1,676	2,408	3,173	3,173
	7	40	114	262	262	896	1,958	2,984	3,960	3,960
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

In addition, as of December 31, 2014, 207 of our mortgage loans were on trial modification plans, compared to 197 mortgage loans on trial modification plans as of September 30, 2014.

Portfolio size

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees, property management fees to Altisource and fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Results of operations

The following sets forth discussion of our results of operations for the years ended December 31, 2014 and 2013. We had no substantial revenues or expenses for the period from June 7, 2012 (Inception) through December 31, 2012. Accordingly, we have not presented comparative results for the period from Inception to December 31, 2012. We purchased our first portfolio of sub-performing and non-performing residential mortgage loans in February 2013. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

Rental revenues

Rental revenues increased to $1.6 million for the year ended December 31, 2014 from $36,000 for the year ended December 31, 2013. The number of leased properties increased to 336 leased properties at December 31, 2014 from 14 at December 31, 2013. We expect to generate increasing rental revenues as we continue to renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and upkeep costs and our renters’ desire to remain in our properties.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans increased to $350.8 million for the year ended December 31, 2014 from $61.1 million for the year ended December 31, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were estimated and the continued discounts at which we have been able to acquire non-performing loans into our portfolio. The net unrealized gains for the year ended December 31, 2014 and 2013 can be broken down into the following two components:

•
First, we recognized unrealized gains driven by a material change in loan status of $124.9 million for the year ended December 31, 2014 compared to $8.3 million for the year ended December 31, 2013. During the year ended December 31, 2014 and 2013, we converted 3,682 and 226 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, we marked these properties to the most recent market value, less estimated selling costs in the case of REO properties held for sale; and

•
Second, we recognized $225.9 million in unrealized gains for the year ended December 31, 2014 from the net increase in the fair value of loans during the period compared to $52.8 million for the year ended December 31, 2013. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through our acquisitions, the number of sub-performing and non-performing loans in our Existing Portfolio has grown from 8,054 loans at December 31, 2013 to 10,963 loans at December 31, 2014. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to positive or adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses or additional unrealized gains on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gain on mortgage loans increased to $55.8 million for the year ended December 31, 2014 from $10.5 million for the year ended December 31, 2013, primarily due to our disposition of mortgage loans through loan sales, refinancings, short sales and foreclosure sales. We disposed of 735 mortgage loans in the year ended December 31, 2014 and 211 mortgage loans in the year ended December 31, 2013, primarily from short sales and foreclosure sales.

Net realized gain on re-performing mortgage loans

Net realized gain on re-performing mortgage loans were $2.8 million for the year ended December 31, 2014, during which we disposed of 770 re-performing loans. We did not dispose of any re-performing loans in 2013.

Net realized gain on real estate

Net realized gain on real estate was $9.5 million for the year ended December 31, 2014, during which we disposed of 221 residential properties. We disposed of four residential properties during the year ended December 31, 2013, resulting in no meaningful gains or losses on such dispositions.

Interest income

Interest income increased to $2.9 million for the year ended December 31, 2014 from $0.7 million for the year ended December 31, 2013, primarily related to the accretion of $2.6 million into interest income with respect to our re-performing loans that were acquired during 2014.

Residential property operating expenses

We incurred $26.0 million of residential property operating expenses for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013. We expect to incur increasing residential property operating expenses as we convert more mortgage loans to, and own more residential properties. Our residential property operating expenses will be dependent primarily on residential property taxes and insurance, property management fees and repair and maintenance expenditures.

Real estate depreciation and amortization

We incurred $1.1 million of real estate depreciation and amortization for the year ended December 31, 2014 compared to a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate selling costs and impairment

Real estate selling costs of REO held for sale were $13.9 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. We also recognized $7.9 million impairment of our REO for the year ended December 31, 2014 compared to $0 impairment for the year ended December 31, 2013. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess.

Mortgage loan servicing costs

We incurred $68.2 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance, for the year ended December 31, 2014 compared to $10.4 million for the year ended December 31, 2013. We incur mortgage loan servicing and foreclosure costs as our mortgage servicers provide servicing for our loans and pay for advances relating to property insurance that are made to protect our investment in mortgage loans. Our loan servicing costs could be higher in a given period if the number of mortgage loans in our portfolio increases.

Interest expense

We incurred $35.8 million of interest expense for the year ended December 31, 2014 related to borrowings under our repurchase agreements (including amortization of deferred financing costs) compared to $4.6 million for the year ended December 31, 2013. The interest rate under our repurchase agreements is subject to change, based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $7.0 million for the year ended December 31, 2014 from $4.2 million for the year ended December 31, 2013, primarily due to an increase in professional fees and acquisition costs related to our acquisitions of mortgage loan portfolios and due to an increase of litigation-based expenses.

Related party general and administrative

We incurred $77.0 million of related party general and administrative expenses for the year ended December 31, 2014 compared to $12.5 million for the year ended December 31, 2013. The increase in 2014 included $67.9 million in management incentive fees for the year ended December 31, 2014, which were due to AAMC under the asset management agreement compared to $4.9 million for the year ended December 31, 2013. The remaining increase in related party general and administrative expenses related to increased expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s hiring of additional personnel to provide services on behalf of our business.

Other income

Other income was $2.5 million for the year ended December 31, 2014, primarily reflecting $2.2 million of dividends we received from NewSource pursuant to the terms of our preferred stock investment.

Liquidity and capital resources

As of December 31, 2014, we had cash and cash equivalents of $66.2 million compared to $116.0 million as of December 31, 2013. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

To date, we have conducted the following equity offerings, repurchase facilities and securitization transactions:

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

Repurchase Facilities

On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. We subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013 (the “CS repurchase agreement”). The CS Repurchase Agreement was amended on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the CS repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended the CS repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. In October 2014, we further extended the temporary increase with CS in order to enable us to complete a securitization of the non-performing mortgage loans comprising the increased capacity. Following the securitization of these loans, on December 23, 2014, we further amended the CS repurchase agreement and entered into a securities repurchase agreement with Credit Suisse to obtain additional financing on the bonds issued by us in our securitizations. This December 2014 amendment increased our aggregate maximum borrowing capacity under the CS repurchase agreement to $225.0 million. We are in discussions with CS to renew the repurchase agreement. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). The Wells repurchase agreement was amended on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, we further amended the Wells repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. On December 31, 2014, we further amended the Wells repurchase agreement to reduce the aggregate maximum borrowing capacity from $1.0 billion to $750 million to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016. We are in discussions with Wells to renew the repurchase agreement. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event we cannot renew the agreement, the advance rate will be reduced by 10% after the first 90 days of the extension term and we will not be entitled to draw additional funds under the facility.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase agreements as of December 31, 2014 was $1.2 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2014, an aggregate of $1.0 billion was outstanding under our repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by us.

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

The following table sets forth data with respect to our repurchase agreements as of and for the three months ended December 31, 2014 and December 31, 2013 ($ in thousands):

	Three months ended December 31, 2014	Three months ended December 31, 2013
Balance at end of period	$1,015,000	$602,382
Maximum month-end balance outstanding during the period	1,112,883	602,382
Weighted average quarterly balance	1,055,776	364,665

As amended, the three repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements from December 31, 2013 to December 31, 2014 relate primarily to funds we drew down under a repurchase facility in January 2014, April 2014, June 2014, and July 2014 to complete our acquisitions of portfolios of mortgage loans and REO properties, net of amounts paid down with the proceeds from the issuance of the bonds issued in the securitizations we completed in the third and fourth quarters of 2014 as describe below in “-Securitizations”. Our overall advance rate under the repurchase agreements declined slightly from 59.9% at December 31, 2013 to 55.8% at December 31, 2014, although the aggregate dollar amount of funding increased. We do not collateralize any of our repurchase facilities with cash.

Securitizations

On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) and $234.0 million in Class M Notes (the “Class M Notes”). We retained $95.8 million of the Class A Notes and all of the Class M Notes in our taxable REIT subsidiary (“TRS”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million. In February 2015, we sold $50.7 million of the retained Class A Notes to an unrelated third party.

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “Class A Notes”) and $32.0 million in Class M Notes (the “Class M Notes”). The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

As described above in “-Repurchase Agreements”, we used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

We retained all of the Class M Notes issued by ARLP 2014-1 in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource, an entity in which we own 100% of the outstanding preferred stock and in which AAMC owns 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013	Change
Net cash used in operating activities	$(173,621)	(22,563)	$(151,058)
Net cash used in investing activities	(974,920)	(1,206,230)	231,310
Net cash provided by financing activities	1,098,719	1,244,776	(146,057)
Total cash flows	$(49,822)	$15,983	$(65,805)

The decrease in net cash used in operating activities for the year ended December 31, 2014 and 2013 consisted primarily of related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

The change in net cash used in investing activities for the year ended December 31, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. The change in net cash used in investing activities for the year ended December 31, 2013 consisted primarily of investments in non-performing loan portfolios. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

The change in net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. The change in net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of the net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of December 31, 2014.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of December 31, 2013 or 2012.

Contractual obligations

The following table sets forth a summary regarding our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2014 ($ in thousands):

		Amount due during the years ending December 31,
	Total	2015	2016 - 2017	2018 - 2019	Thereafter
Borrowings (1)	$1,354,656	$237,044	$792,956	$—	$324,656
Interest (2)	433,663	37,707	28,226	23,087	344,643
	$1,788,319	$274,751	$821,182	$23,087	$669,299
________
(1) Does not consider the expected redemption dates for secured notes. The securitized assets are the only source of repayment for the secured notes and are expected to provide funding for these liabilities (see Note 7).
(2) Assumes interest rates as of December 31, 2014 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the asset management agreement as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2014 or 2013.

Recent accounting pronouncements

See Item 8 - Consolidated Financial Statements and Supplementary Data - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. We do not originate loans. During 2014, Residential decided to sell certain re-performing loans and as such they were reclassified as loans held for sale from loans held for investment.

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

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value less costs to sell.

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

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income ($ in thousands):

	U.S. GAAP	Adjustments(1)	Tax
	Year ended December 31, 2014	Year ended December 31, 2014	Year ended December 31, 2014
Revenues:
Rental revenues	$1,564	$—	$1,564
Net unrealized gain on mortgage loans	350,822	(135,576)	215,246
Net realized gains	68,019	(25,473)	42,546
Interest income, advance recoveries and other	2,893	12,858	15,751
Total revenues	423,298	(148,191)	275,107
Expenses:
Residential property operating expenses including depreciation	27,085	(4,762)	22,323
Mortgage loan servicing costs	68,181	(49,384)	18,797
General, administrative and other	139,134	(20,910)	118,224
Total expenses	234,400	(75,056)	159,344
Estimated income before income taxes	$188,898	$(73,135)	$115,763
_____________
(1) Adjustments between GAAP earnings and estimated taxable REIT income primarily represent temporary timing differences in the recognition of revenue and expense items, as provided above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We currently borrow funds on our repurchase facilities at variable rates using secured financings. At December 31, 2014, we had $1.0 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1.0 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $10.2 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See index to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the internal control over financial reporting of Altisource Residential Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the significant related party transactions with Altisource Asset Management Corporation, Altisource Portfolio Solutions S.A., and Ocwen Financial Corporation and the potential implications to the Company should the related parties be unable to perform under their respective agreements or in the event that these arrangements are terminated.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 2, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which we refer to as the “2015 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2014. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.8 †	Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).
10.9
Altisource Residential Corporation Special Conversion Option Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

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

10.2
Aircraft Time Sharing Agreement, dated October 8, 2013, by and between Ocwen Mortgage Servicing, Inc. and Altisource Residential Corporation (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-11 filed with the Commission on November 20, 2013.

10.21
Amended and Restated Guaranty Agreement, dated as of June 25, 2014, by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2014).

10.22 *	Master Repurchase Agreement and related Annexes, dated as of December 22, 2014, between Credit Suisse Securities (USA) LLC and ARNS, Inc.
10.23 *	Guaranty, dated as of December 22, 2014, by Altisource Residential Corporation in favor of Credit Suisse Securities (USA) LLC.
10.24 *	Amended and Restated Master Repurchase Agreement and Securities Contract, dated December 31, 2014, between Altisource Residential, L.P. and Wells Fargo, National Association.
10.25 *	Flow Servicing Agreement, dated as of January 24, 2015, between Fay Servicing, LLC and Altisource Residential, L.P.
10.26 *	Servicing Agreement, dated as of January 29, 2015, between Altisource Residential, L.P. and Servis One, Inc. d/b/a BSI Financial Services.
21 *	Schedule of Subsidiaries
23 *	Consent of Deloitte & Touche LLP
24 *	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
March 2, 2015	By:	/s/ Ashish Pandey
Ashish Pandey Chief Executive Officer
March 2, 2015	By:	/s/ Robin N. Lowe
Robin N. Lowe Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ashish Pandey and Robin N. Lowe and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ David B. Reiner	Chairman of the Board of Directors	March 2, 2015
David B. Reiner
/s/ Michael A Eruzione	Director	March 2, 2015
Michael A Eruzione
/s/ Robert J. Fitzpatrick	Director	March 2, 2015
Robert J. Fitzpatrick
/s/ James H. Mullen, Jr.	Director	March 2, 2015
James H. Mullen, Jr.
/s/ Ashish Pandey	Chief Executive Officer (Principal Executive Officer)	March 2, 2015
Ashish Pandey
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 19, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Residential Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2014 and December 31, 2013 and for the period from June 7, 2012 (date of inception) to December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Residential Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and December 31, 2013 and for the period from June 7, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Notes 1 and 9 of the consolidated financial statements, the Company has significant related party transactions with Altisource Asset Management Corporation, Altisource Portfolio Solutions, and Ocwen Financial Corporation. Note 9 also discusses the potential implications to the Company should the related parties be unable to perform under their respective agreements or in the event that these arrangements are terminated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 2, 2015

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets:
Real estate held for use:
Land	$14,424	$478
Rental residential properties (net of accumulated depreciation of $1,062 and $24, respectively)	60,908	3,092
Real estate owned	457,045	32,332
Total real estate held for use, net	532,377	35,902
Real estate assets held for sale	92,230	1,186
Mortgage loans at fair value	1,959,044	1,207,163
Mortgage loans held for sale	12,535	—
Cash and cash equivalents	66,166	115,988
Restricted cash	13,282	5,878
Accounts receivable	10,313	1,428
Related party receivables	17,491	9,260
Investment in affiliate	18,000	18,000
Deferred leasing and financing costs, net	4,251	2,293
Prepaid expenses and other assets	373	1,542
Total assets	$2,726,062	$1,398,640
Liabilities:
Repurchase agreements	$1,015,000	$602,382
Other secured borrowings (including $14,991 repurchase agreement with NewSource)	339,082	—
Accounts payable and accrued liabilities	11,678	4,952
Related party payables	33,391	5,879
Total liabilities	1,399,151	613,213
Commitments and contingencies (Note 8)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,192,212 and 42,286,669 shares issued and outstanding, at December 31, 2014 and December 31, 2013, respectively	572	423
Additional paid-in capital	1,227,091	758,584
Retained earnings	99,248	26,420
Total equity	1,326,911	785,427
Total liabilities and equity	$2,726,062	$1,398,640

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012

Revenues:
Rental revenues	$1,564	$36	$—
Net unrealized gain on mortgage loans	350,822	61,092	—
Net realized gain on mortgage loans	55,766	10,482	—
Net realized gain on re-performing mortgage loans	2,771	—	—
Net realized gain on real estate	9,482	—	—
Interest income	2,893	687	—
Total revenues	423,298	72,297	—
Expenses:
Residential property operating expenses	26,018	767	—
Real estate depreciation and amortization	1,067	25	—
Real estate selling costs and impairment	21,788	184	—
Mortgage loan servicing costs	68,181	10,418	—
Interest expense	35,812	4,568	—
General and administrative	7,047	4,208	47
Related party general and administrative	77,030	12,531	42
Total expenses	236,943	32,701	89
Other income	2,543	—	—
Income (loss) before income taxes	188,898	39,596	(89)
Income tax expense	45	—	—
Net income (loss)	$188,853	$39,596	$(89)

Earnings (loss) per share of common stock – basic:
Earnings (loss) per basic share	$3.36	$1.67	$(0.01)
Weighted average common stock outstanding – basic	56,247,376	23,734,869	7,810,708	(1)
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per diluted share	$3.34	$1.61	$(0.01)
Weighted average common stock outstanding – diluted	56,588,137	24,620,996	7,810,708	(1)

Dividends declared per common share	$2.03	$0.35	$—
_________
(1) Shares weighted by period outstanding since the separation on December 21, 2012.

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
June 7, 2012 (inception)	—	$—	$—	$—	$—
Issuance of common stock	7,810,708	78	99,922	—	100,000
Net loss	—	—	—	(89)	(89)
December 31, 2012	7,810,708	78	99,922	(89)	99,911
Issuance of common stock, including stock option exercises	34,475,961	345	684,147	—	684,492
Cost of issuance of common stock	—	—	(25,729)	—	(25,729)
Dividends on common stock ($0.35 per share)	—	—	—	(13,087)	(13,087)
Share-based compensation	—	—	244	—	244
Net income	—	—	—	39,596	39,596
December 31, 2013	42,286,669	423	758,584	26,420	785,427
Issuance of common stock, including stock option exercises	14,905,543	149	483,570	—	483,719
Cost of issuance of common stock	—	—	(15,290)	—	(15,290)
Dividends on common stock ($2.03 per share)	—	—	—	(116,025)	(116,025)
Share-based compensation	—	—	227	—	227
Net income	—	—	—	188,853	188,853
December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Operating activities:
Net income (loss)	$188,853	$39,596	$(89)
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(350,822)	(61,092)	—
Net realized gain on mortgage loans	(55,766)	(10,482)	—
Net realized gain on sale of re-performing mortgage loans	(2,771)	—	—
Net realized gain on sale of real estate	(9,482)	—	—
Real estate depreciation and amortization	1,067	25	—
Real estate selling costs and impairment	21,788	—	—
Accretion of interest on re-performing mortgage loans	(2,610)	—	—
Share-based compensation	227	244	—
Amortization of deferred financing costs	3,427	1,102	—
Changes in operating assets and liabilities:
Accounts receivable	(3,472)	—	—
Related party receivables	8,199	(876)	—
Prepaid expenses and other assets	(293)	(106)	—
Accounts payable and accrued liabilities	522	3,201	47
Related party payables	27,512	5,825	42
Net cash used in operating activities	(173,621)	(22,563)	—
Investing activities:
Investment in mortgage loans	(1,265,890)	(1,212,620)	—
Investment in real estate	(34,104)	(6,198)	—
Investment in renovations	(12,721)	(465)	—
Investment in affiliate	—	(18,000)	—
Real estate tax advances	(33,719)	(6,472)	—
Mortgage loan dispositions	334,366	38,967	—
Mortgage loan payments	20,900	4,901	—
Disposition of real estate	23,652	685	—
Acquisition-related deposits	—	(1,150)	—
Change in restricted cash	(7,404)	(5,878)	—
Net cash used in investing activities	(974,920)	(1,206,230)	—
Financing activities:
Issuance of common stock, including stock option exercises	491,388	684,615	100,000
Payment of tax withholdings on exercise of stock options	(7,669)	(123)	—
Cost of issuance of common stock	(15,290)	(25,729)	—
Dividends on common stock	(116,025)	(13,087)	—
Proceeds from issuance of other secured debt	339,426	—	—
Repayments of secured notes	(344)	—	—
Proceeds from repurchase agreement	1,094,042	689,490	—
Repayments of repurchase agreement	(681,424)	(87,108)	—
Payment of deferred financing costs	(5,385)	(3,282)	—
Related party payables	—	—	5
Net cash provided by financing activities	1,098,719	1,244,776	100,005
Net increase (decrease) in cash and cash equivalents	(49,822)	15,983	100,005
Cash and cash equivalents as of beginning of the period	115,988	100,005	—
Cash and cash equivalents as of end of the period	$66,166	$115,988	$100,005

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,218	$2,445	$—
Income taxes paid	11	—	—
Transfer of mortgage loans to real estate owned	595,668	31,014	—
Transfer of real estate owned to mortgage loans	8,400	—	—
Change in accrued capital expenditures	4,151	—	—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	10,024	9,812	—
Changes in receivables from real estate owned dispositions	4,640	—	—
Acquisition-related payable	—	1,191	—
See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
December 31, 2014

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

On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100 million. We have a long-term service agreement with Altisource, a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We also have servicing agreements with three separate servicers.

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

Since we commenced operations, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. On March 22, 2013, September 12, 2013 and September 23, 2013, we entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. We subsequently increased the aggregate funding capacity under each repurchase agreement as follows:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”). The CS Repurchase Agreement was amended on April 21, 2014 to initially increase the aggregate maximum borrowing capacity from $100.0 million to $200.0 million. The maturity date of the CS repurchase agreement was also extended to April 20, 2015, subject to an additional one-year extension with the approval of the lender. On June 11, 2014, we further amended the CS repurchase agreement to increase the aggregate maximum borrowing capacity from $200.0 million to $375.0 million, subject to certain sublimits, for the period from June 11, 2014 through October 11, 2014. In October 2014, we further extended the temporary increase with CS in order to enable us to complete a securitization of the non-performing mortgage loans comprising the increased capacity. . Following the securitization of these loans, on December 23, 2014, we further amended the CS repurchase agreement and entered into a securities repurchase agreement with Credit Suisse to obtain additional financing on the bonds issued by us in our securitizations. This December 2014 amendment increased our aggregate maximum borrowing capacity under the CS repurchase agreement to $225.0 million. We are in discussions with CS to renew the repurchase agreement. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement was amended on December 18, 2013, has an aggregate funding capacity of $250.0 million and matures on March 11, 2016. The DB repurchase agreement includes a provision that, beginning in the nineteenth month, we will not be able to finance mortgage loans in excess of amounts outstanding under the facility at the end of the eighteenth month.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). The Wells repurchase agreement was amended it on December 23, 2013 to initially increase the aggregate maximum borrowing capacity from $200.0 million to $400.0 million. On June 25, 2014, we further amended the Wells repurchase agreement to increase the aggregate maximum borrowing capacity from $400.0 million to $1.0 billion, subject to certain sublimits. On December 31, 2014, we further amended the Wells repurchase agreement to reduce the aggregate maximum borrowing capacity from $1.0 billion to $750.0 million to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on

February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016. We are in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all. In the event we cannot renew the agreement, the advance rate will be reduced by 10% after the first 90 days of the extension term and we will not be entitled to draw additional funds under the facility.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase agreements as of December 31, 2014 was $1.2 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2014, an aggregate of $1.0 billion was outstanding under our repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by us.

On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.85% and $234.0 million in Class M Notes (the “Class M Notes”). No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. We retained $95.8 million of the Class A Notes and all of the Class M Notes in our taxable REIT subsidiary (“TRS”). The Class A Notes and Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million.

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “Class A Notes”) with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes (the “Class M Notes”) with a weighted yield of 4.25%. The Class A Notes and the Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

We retained all of the Class M Notes issued by ARLP 2014-1 in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource Reinsurance Company Ltd, ("NewSource"), an entity in which we own 100% of the outstanding preferred stock and in which AAMC owns 100% of the outstanding common stock, for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, subject to the parties’ option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which we refer to as "U.S. GAAP." All wholly owned subsidiaries are included and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Recently issued accounting standards

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Troubled Debt Restructurings by Creditors. It provides that a repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amended guidance may be applied using either a prospective transition method or a modified retrospective transition method and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We do not expect this amendment to have a significant effect on our financial position or results of operations.

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

The incentive management fee we pay to our Manager is based on the quarterly cash available for distribution to our stockholders. Pursuant to our asset management agreement, our Manager's incentive management fee structure entitles it to receive a share of our cash flow available for distribution to our stockholders. If we do not generate taxable income that is distributable to our stockholders, then we will not be required to pay incentive management fees.

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

Income taxes

We believe that we have complied and will continue to comply with the provisions of the federal income tax code applicable to REITs beginning for the year ended December 31, 2013 and elected REIT status upon filing of our 2013 income tax return. Accordingly, we believe that we will not be subject to federal income tax beginning in the year ended December 31, 2013 and going forward on the portion of our REIT taxable income that is distributed to our shareholders as long as certain asset, income and share ownership tests are met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

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

Loans held for sale

Loans held for sale, which consist of re-performing residential mortgage loans acquired from others, are recorded at the lower of cost or fair value. We do not originate loans. During 2014, management decided to sell certain re-performing loans and as such they were reclassified as loans held for sale from loans held for investment.

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

Expenditures directly related to successful leasing efforts such as lease commissions are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases which generally are from one to 2 years.

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate and related assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value less costs to sell.

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

3. Mortgage loans

During the year ended December 31, 2014, Residential acquired an aggregate of 8,441 mortgage loans and REO properties, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the year ended December 31, 2014, we acquired an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, and 237 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

Acquisition of re-performing residential mortgage loans

On June 27, 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These 879 re-performing residential mortgage loans were determined to have common risk characteristics and have been accounted for as a single loan pool. Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the year ended December 31, 2014, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the year ended December 31, 2014, we accreted $2.6 million into interest income with respect to our re-performing loans. As of December 31, 2014, these re-performing loans, having a UPB of $18.4 million and a carrying value of $12.5 million, were held for sale. During October 2014, we sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

Contractually required principal and interest	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009

Accretable Yield	Year ended December 31, 2014
Balance at the beginning of the period	$84,728
Loans sold	(74,478)
Accretion	(2,610)
Balance at the end of the period	$7,640
Since the commencement of our operations, we have engaged in the acquisition of the following portfolios of non-performing and re-performing residential mortgage loans:

Portfolios We Agreed to Acquire				Acquisitions Completed in 2014		Acquisitions Completed in 2013
Date of agreement in principle	Number of loans	Fair value of underlying property (in millions)	Date acquisition closed	Number of loans acquired	Fair value of underlying property (in millions)	Number of loans acquired	Fair value of underlying property (in millions)
January 23, 2013	460	$94.2	February 14, 2013(1)			460	$94.2
February 12, 2013	244	40.1	March 21, 2013(2)			230	38.7
February 14, 2013	762	128.9	April 5, 2013			720	122.1
June 25, 2013	321	73.9	August 26, 2013(3)			292	67.3
June 27, 2013	2,377	296.1	August 6, 2013			1,562	185.2
			September 19, 2013			416	56.0
August 12, 2013	2,966	790.2	September 30, 2013			1,547	403.6
			October 21, 2013			1,100	298.0
November 12, 2013	993	137.3	January 2, 2014	650	$93.6
November 22, 2013	6,540	1,542.1	December 24, 2013			2,204	530.1
			January 31, 2014	3,421	791.7
December 19, 2013	164	18.3	January 28, 2014	66	7.0
			February 28, 2014	70	8.2
March 11, 2014	915	180.0	May 1, 2014(4)	664	126.6
			October 24, 2014(5)	159	31.6
May 2, 2014	78	8.7	July 10, 2014	46	5.0
June 4, 2014	3,191	891.6	June 27, 2014	1,116	375.3
			July 31, 2014	1,243	315.7
June 4, 2014(6)	1,105	331.6	June 27, 2014(6)	879	271.1
September 15, 2014	246	29.7	December 23, 2014	127	15.1
Totals	20,362	$4,562.7	Totals	8,441	$2,040.9	8,531	$1,795.2
_____________

(1)	Includes one REO.

(2)	Includes five REOs.

(3)	Includes 34 REOs.

(4)	Includes 190 REOs.

(5)	Includes 46 REOs.

(6)	This acquisition consisted of a portfolio of re-performing loans.

During the year ended December 31, 2014, we recognized $3.1 million for due diligence costs related to these and other transactions in both general and administrative expense and related party general and administrative expense. During the year ended December 31, 2013, we expensed $3.5 million for due diligence costs.

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

Throughout this report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of “cut-off date” for each transaction unless otherwise indicated. The “cut-off date” for each acquisition is a date shortly before the closing used to identify the final loans being purchased and the related unpaid principal balance, market value of underlying properties and other characteristics of the loans.

Transfer of mortgage loans to real estate owned

During the year ended December 31, 2014 and 2013, we transferred an aggregate of 3,682 and 226 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs"), of $587.3 million and $31.0 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $124.9 million and $8.3 million, respectively, in net unrealized gains on mortgage loans.

Dispositions

During the year ended December 31, 2014 and 2013, we disposed of 735 and 211 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these dispositions, we recorded $55.8 million and $10.5 million, respectively, of net realized gains on mortgage loans. During October 2014, we sold 934 re-performing loans to an unrelated third party and recognized a gain of $2.8 million. The sale included 770 loans from the re-performing mortgage loans held for sale, purchased in the second quarter of 2014, and 164 loans that have transitioned to re-performing status from prior non-performing loan acquisitions that have a clean pay history of at least six months.

4. Real estate assets, net

Acquisitions

During the year ended December 31, 2014, we acquired 237 REO properties as part of our portfolio acquisitions. During the year ended December 31, 2013, we acquired 40 REO properties. The aggregate purchase price attributable to these acquired REO properties was $34.1 million for the year ended December 31, 2014 and was $6.2 million for the year ended December 31, 2013.

Real estate held for use

As of December 31, 2014, we had 3,349 REO properties held for use. Of these properties, 336 had been rented, 197 were being listed for rent and 254 were in varying stages of renovation. We generally rent our REO properties under non-cancelable leases with a term of one year. Future minimum rental revenues under leases existing for the 336 properties that were rented as of December 31, 2014 are approximately $3.6 million for 2015 and approximately $0.6 million for 2016. With respect to the remaining 2,562 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. As of December 31, 2013, we had 246 REO properties held for use. Of these properties, 14 had been rented, 11 were being listed for rent and 18 were in various stages of renovation. With respect to the remaining 203 REO properties, we were in the process of determining whether these properties would meet our rental profile. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of December 31, 2014, we classified 611 REO properties having an aggregate carrying value of $92.2 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2013, we had 16 REO properties having an aggregate carrying value of $1.2 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

Dispositions

During the year ended December 31, 2014, we disposed of 221 residential properties and recorded $9.5 million of net realized gains on real estate. We disposed of four residential properties during the year ended December 31, 2013. There were no significant gains or losses on the dispositions in 2013.

5. Unconsolidated affiliates

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource, a title insurance and reinsurance company in Bermuda. We are eligible to receive a 12% annual non-cumulative preferred dividend on our investment. We account for our investment in NewSource using the cost method because we do not exercise significant influence over NewSource. As a result, we recognize preferred dividend income from this investment when received. We received preferred dividends of $2.2 million in 2014.

6. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$336,409	$—

December 31, 2013
Recurring basis (assets)
Mortgage loans	$—	$—	$1,207,163
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$1,520
Transfer of mortgage loans to real estate owned	$—	$—	$31,014
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$602,382	$—

We have not transferred any assets from one level to another level during the year ended December 31, 2014 or 2013.

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

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,207,163	$—
Investment in mortgage loans	1,122,408	1,213,811
Net unrealized gain on mortgage loans	350,822	61,092
Net realized gain on mortgage loans	55,766	10,482
Mortgage loan dispositions and payments	(235,743)	(53,680)
Real estate tax advances to borrowers	36,842	6,472
Reclassification of realized gains on real estate sold from unrealized gains	9,054	—
Transfer of real estate owned to mortgage loans	8,400	—
Transfer of mortgage loans to real estate owned	(595,668)	(31,014)
Ending balance at December 31	$1,959,044	$1,207,163

Net unrealized gain on mortgage loans held at the end of the period	$222,034	$61,092

There was no corresponding activity for level 3 assets for the year ended December 31, 2012 because we did not own any such assets at that time.

The following table sets forth the fair value of our non-performing mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans	10,963	$1,959,044	$2,935,961	$2,693,525
December 31, 2013
Current	238	$31,649	$60,051	$52,506
30	26	2,087	4,492	3,763
60	23	3,376	5,683	4,738
90	1,555	245,024	419,836	355,451
Foreclosure	6,212	925,027	1,609,546	1,310,439
Mortgage loans	8,054	$1,207,163	$2,099,608	$1,726,897

The following table sets forth the carrying value of our re-performing mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2014.

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of December 31, 2014 and December 31, 2013:

Input	December 31, 2014	December 31, 2013
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	55.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.1% to 7.6%	-0.3% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 22.3%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 - 5.8
Value of underlying properties	$3,000 - $5,300,000	$3,000 - $3,550,000

7. Borrowings

Repurchase Agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of December 31, 2014, the weighted average annualized interest rate on borrowings under our repurchase agreements was 3.05%, excluding amortization of deferred financing costs. The following table sets forth data with respect to our repurchase agreements as of December 31, 2014 and December 31, 2013 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447
	$1,225,000	$1,819,559	$1,015,000
December 31, 2013
CS repurchase agreement due April 21, 2014	$100,000	$166,350	$85,364
Wells repurchase agreement due March 23, 2015	$400,000	$634,234	$398,602
DB repurchase agreement due March 11, 2016	$250,000	$205,328	$118,416
	$750,000	$1,005,912	$602,382

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

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated. For additional information on the repurchase agreements, please see Note 1, "Organization and basis of presentation."

Other Secured Debt

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in Class M Notes. No interest will be paid on any Class M Notes while any Class A Notes remain outstanding. We retained $95.8 million of the Class A Notes and all of the Class M Notes in our TRS. The Class A Notes and Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-2 was $333.0 million.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in Class M Notes with a weighted yield of 4.25%. The Class A Notes and Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the Class A Notes and the Class M Notes. The Class A Notes and the Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of December 31, 2014, the book value of the underlying securitized assets held by ARLP 2014-1 was $212.7 million.

We retained all of the Class M Notes issued by ARLP 2014-1 in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement required the TRS to repurchase the Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for an additional 89 day period. On December 26, 2014, the parties agreed to extend the agreement to March 27, 2015. In no event can the master repurchase agreement be extended beyond September 29, 2015.

The following table sets forth data with respect to these notes as of December 31, 2014 ($ in thousands):

	Interest Rate	December 31, 2014
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044(2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
Total		$339,082
_____________

(1)	The expected redemption date for the Class A Notes is September 25, 2017.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes is November 27, 2017.

8. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not a party to, and our properties were not subject to, any pending or threatened legal proceedings that individually or in the aggregate, are expected to have a material impact on our financial condition, results of operations or cash flows. Subsequent to December 31, 2014, the following legal proceedings were commenced with respect to us:

On January 15, 2015, a shareholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported shareholder under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223.  The action names as defendants William C. Erbey and each of the members of our Board of Directors and alleges that Mr. Erbey and our directors breached fiduciary duties in connection with the asset management agreement among us, Altisource Residential, L.P. and AAMC.  The action also names Altisource Residential, L.P. and AAMC as defendants and alleges that AAMC aided and abetted the purported breaches of fiduciary duty and has been unjustly enriched by the asset management agreement.  The complaint also names us as a nominal defendant.  The plaintiff seeks, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing our Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to our corporate governance and an award of attorney’s and other fees and expenses.  We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen under the caption Sokolowski v. Erbey, et al., 14-cv-8160-1. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen. On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming Altisource, Home Loan Servicing Solutions, AAMC and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen's compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen's code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen's compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill, and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen's 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance, and an award of attorney's and other fees and expenses. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

9. Related-party transactions

Asset Management Agreement with AAMC

Upon completion of our separation and AAMC’s separation from Altisource on December 21, 2012, we entered into a 15-year asset management agreement with AAMC. Pursuant to the asset management agreement, AAMC designs and implements our business strategy, administers our business activities and day-to-day operations and provides corporate governance services, subject to oversight by our Board of Directors. AAMC is responsible for, among other duties: (1) performing and administering all of our day-to-day operations, (2) determining investment criteria through our Investment Policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including our acquisition of sub-performing and non-performing residential mortgage loan portfolios and related financing activities, (4) analyzing and performing sales of properties, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rentals, (6) overseeing Ocwen’s servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and appropriate support personnel who have substantial sub-performing and non-performing loan portfolio experience. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we and our operating partnership have on hand an average of $50.0 million in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having investment objectives similar to those of us or our operating partnership, so long as its services to us and our operating partnership are not impaired thereby.

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

Termination

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

If the asset management agreement were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Agreements with Altisource

We have engaged Altisource to provide services for us as detailed below. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all which could adversely affect our performance. Altisource’s failure to perform the services under these agreements with AAMC or us could have a material adverse effect on us.

Master Services Agreement

Under the master services agreement, Altisource provides property management, leasing and renovation management services associated with the single-family rental properties we acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable. AAMC works directly with Altisource’s vendor management team on our behalf, and AAMC’s construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through AAMC’s team, we coordinate with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain. We believe AAMC’s experience and these coordinated efforts with Altisource provide it with the capabilities to replicate Altisource’s vendor network, if necessary.

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

Support Services Agreement

Under the support services agreement, Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. The support services agreement extended for two years after the separation and automatically renews every year thereafter, but may be terminated earlier under certain circumstances including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third-party payments (but not taxes incurred in connection therewith).

Although the support services agreement has enabled us to grow our business, AAMC is in the process of internalizing the support services that had been provided to us by Altisource through its direct employment of the 26 employees that currently are providing these services to us through the support services agreement.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with AAMC expires or is terminated, the support services agreement will terminate within 30 days.

Tax Matters Agreement

The tax matters agreement with Altisource sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from Altisource and related matters such as the filing of tax returns and the conduct of IRS and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and Altisource is responsible for taxes attributable to our business incurred prior to the separation.

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

Agreements with Ocwen

Servicing Agreement

Under the servicing agreement, Ocwen services our acquired residential mortgage loans and provides loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provides for an initial term of 15 years. In the event our asset management agreement with AAMC expires or is terminated, the servicing agreement will terminate within 30 days. Through 2014, we had exclusively engaged Ocwen to service the residential mortgage loans in our portfolio.

Ocwen has been and is subject to a number of pending regulatory investigations, inquiries, requests for information and legal proceedings that could result in adverse regulatory or other actions against Ocwen.  As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded. Given the recent challenges and regulatory scrutiny faced by Ocwen, we have engaged additional alternate servicers to service our loans. We have begun to move certain loans to these new servicers to diversify our servicing options. However, a substantial number of the loans we own continue to be serviced by Ocwen. It is possible, even as we transfer all or a portion of our mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements, and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us..

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

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Year ended December 31, 2014	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$21,612	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	65,363	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	1,815	Altisource	Related party general and administrative expenses
Other general and administrative expenses	1,196	Altisource	Related party general and administrative expenses
Expense reimbursements	6,070	AAMC	Related party general and administrative expenses
Management incentive fee	67,949	AAMC	Related party general and administrative expenses
Dividend income	2,160	NewSource	Other income
Interest expense	156	NewSource	Interest expense
	Year ended December 31, 2013	Counter-party	Consolidated Statements of Operations location
Residential property operating expenses	$767	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	9,335	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	2,059	Altisource	Related party general and administrative expenses
Other general and administrative expenses	181	Altisource	Related party general and administrative expenses
Expense reimbursements	5,411	AAMC	Related party general and administrative expenses
Management incentive fee	4,880	AAMC	Related party general and administrative expenses
	June 7, 2012 (inception) to December 31, 2012	Counter-party	Consolidated Statements of Operations location
Expense reimbursements	42	AAMC	Related party general and administrative expenses

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

10. Share-based payments

Stock options

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

The following table sets forth the activity of our outstanding options:

	Number of options	Weighted average exercise price per share
June 7, 2012 (Inception)	—	$—
Granted	1,019,424	2.09
December 31, 2012	1,019,424	2.09
Exercised	(61,736)	1.97
Forfeited or canceled	(47,929)	9.08
December 31, 2013	909,759	1.73
Exercised	(666,409)	1.39
Canceled	(1,584)	2.32
December 31, 2014 (1), (2)	241,766	$2.69
__________
(1) The outstanding options as of December 31, 2014 had a weighted average remaining life of 5.0 years with total intrinsic value of $4.0 million.
(2) We have 204,805 options exercisable as of December 31, 2014 with a weighted average exercise price of $2.28, weighted average remaining life of 4.8 years and intrinsic value of $3.5 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2014.

Restricted stock

Our directors each receive annual grants of restricted stock equal to $45,000 based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the year ended December 31, 2014 and 2013, we granted 8,245 and 16,355 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $27.28 and $18.47, respectively.

We recorded $0.2 million and $0.2 million of compensation expense related to these grants for the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had $0.1 million and $0.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to the director grants to be recognized over a weighted average remaining estimated term of 0.4 years and 0.4 years.

The following table sets forth the activity of our restricted stock:

	Number of shares	Weighted average grant date fair value
December 31, 2012	—	$—
Granted	16,355	18.47
Vested (1)	(4,265)	18.71
December 31, 2013	12,090	18.50
Granted	8,245	27.28
Vested (1)	(12,090)	18.50
December 31, 2014	8,245	$27.28
__________
(1) The vesting date fair value of restricted stock that vested during the year ended December 31, 2014 and 2013 was $0.3 million and $0.1 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2014
Stock options outstanding	241,766
Possible future issuances under director compensation plan	75,400
317,166

As of December 31, 2014, we had 142,807,788 remaining shares of common stock authorized to be issued under our charter.

11. Income taxes

As a REIT, we must meet certain organizational and operational requirements including the requirement to distribute at least 90% of our annual REIT taxable income excluding capital gains to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification.

Based on our 2014 taxable income of $115.8 million, which includes net capital gains of $54.4 million, the aggregate minimum distribution to stockholders required to maintain our REIT status was $55.3 million in 2014. Dividends declared and paid per share of common stock aggregated $2.03 for the year ended December 31, 2014, or $116.0 million. These distributions included a cash dividend paid on March 10, 2014 of $0.08 per share of common stock, or $4.5 million, which was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and was treated as a 2013 distribution for REIT qualification purposes.

Our consolidated financial statements include the operations of our taxable REIT subsidiary ("TRS"), which is subject to federal, state and local income taxes on its taxable income. From inception through December 31, 2014, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the year ended December 31, 2014. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of December 31, 2014 and 2013, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the year ended December 31, 2014 and 2013. We recorded nominal state and local tax expense on income and property for the year ended December 31, 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

12. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (inception) to December 31, 2012
Numerator
Net income (loss)	$188,853	$39,596	$(89)

Denominator
Weighted average common stock outstanding – basic	56,247,376	23,734,869	7,810,708	(1)
Stock options using the treasury method	335,275	879,005	—
Restricted stock	5,486	7,122	—
Weighted average common stock outstanding – diluted	56,588,137	24,620,996	7,810,708	(1)

Earnings (loss) per basic share	$3.36	$1.67	$(0.01)
Earnings (loss) per diluted share	$3.34	$1.61	$(0.01)
_________
(1) Shares weighted by period outstanding since the separation on December 21, 2012.

Because we incurred a net loss for the period from March 15, 2012 (inception) to December 31, 2012, basic and diluted earnings per share are equivalent. For the period from March 15, 2012 (inception) to December 31, 2012 there were 276,100 stock options excluded from the calculation of diluted earnings per share because inclusion would have been anti-dilutive, which shares are weighted by period outstanding since the separation on December 21, 2012.

13. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

14. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands):

	2014
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenues	$74,628	$117,357	$109,102	$122,211	$423,298

Net income	41,913	67,782	37,676	41,482	188,853
Earnings per share of common stock – basic:
Earnings per share basic	0.78	1.19	0.66	0.73	3.36
Earnings per share of common stock – diluted:
Earnings per share diluted	0.77	1.18	0.66	0.72	3.34
	2013
	First quarter	Second quarter	Third quarter	Fourth quarter	Full Year
Total revenues	$1,515	$9,096	$19,741	$41,945	$72,297

Net income (loss)	(984)	5,227	13,709	21,644	39,596
Earnings per share of common stock – basic:
Earnings (loss) per share basic	(0.13)	0.27	0.55	0.51	1.67
Earnings per share of common stock – diluted:
Earnings (loss) per share diluted	(0.13)	0.26	0.53	0.50	1.61

Altisource Residential Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
($ in thousands)

State	No. of Props	Type	Encum-brances	Initial Cost to Company	Capitalized Costs after Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	28	SFR	$1,414	$4,538	$43	$4,581	$171	21	2013 - 2014	3-27.5 years
Alaska	1	SFR	84	185	—	185	—	28	2014
Arizona	97	SFR	4,877	17,004	354	17,358	636	22	2013 - 2014	3-27.5 years
Arkansas	46	SFR	893	4,176	82	4,258	139	31	2013 - 2014	3-27.5 years
California	512	SFR	45,006	154,291	1,129	155,420	3,575	33	2013 - 2014	3-27.5 years
Colorado	25	SFR	1,610	4,838	92	4,930	59	28	2013 - 2014	3-27.5 years
Connecticut	25	SFR	1,909	4,618	37	4,655	16	45	2013 - 2014	3-27.5 years
Delaware	10	SFR	416	1,996	25	2,021	138	34	2014	3-27.5 years
Dist. of Columbia	1	SFR	109	240	4	244	—	103	2014
Florida	696	SFR	28,554	102,888	4,906	107,794	2,871	23	2013 - 2014	3-27.5 years
Georgia	165	SFR	4,455	18,192	1,250	19,442	363	21	2013 - 2014	3-27.5 years
Hawaii	2	SFR	144	321	18	339	—	20	2013 - 2014
Idaho	9	SFR	235	1,198	7	1,205	110	32	2014
Illinois	359	SFR	14,161	52,441	1,370	53,811	2,549	44	2013 - 2014	3-27.5 years
Indiana	155	SFR	4,026	16,314	1,318	17,632	906	32	2013 - 2014	3-27.5 years
Iowa	6	SFR	98	401	—	401	—	61	2014
Kansas	27	SFR	428	2,199	129	2,328	73	45	2013 - 2014	3-27.5 years

Kentucky	54	SFR	2,192	6,099	59	6,158	125	30	2013 - 2014	3-27.5 years
Louisiana	22	SFR	415	2,357	114	2,471	142	27	2013 - 2014	3-27.5 years
Maine	14	SFR	348	1,777	—	1,777	109	116	2013 - 2014
Maryland	84	SFR	5,395	15,877	415	16,292	42	35	2013 - 2014	3-27.5 years
Massachusetts	36	SFR	2,279	6,922	132	7,054	76	81	2013 - 2014	3-27.5 years
Michigan	80	SFR	2,676	9,859	236	10,095	622	46	2013 - 2014	3-27.5 years
Minnesota	71	SFR	4,237	11,440	177	11,617	217	39	2014	3-27.5 years
Mississippi	9	SFR	314	896	16	912	—	28	2014	3-27.5 years
Missouri	75	SFR	1,517	6,988	208	7,196	338	44	2013 - 2014	3-27.5 years
Montana	3	SFR	13	320	—	320	26	39	2014
Nebraska	5	SFR	352	1,021	—	1,021	25	37	2014
Nevada	17	SFR	432	2,268	96	2,364	80	20	2013 - 2014	3-27.5 years
New Hampshire	13	SFR	737	2,084	22	2,106	27	49	2014
New Jersey	47	SFR	2,675	7,838	111	7,949	168	64	2013 - 2014	3-27.5 years
New Mexico	30	SFR	1,188	3,828	154	3,982	118	21	2013 - 2014	3-27.5 years
New York	45	SFR	3,459	8,568	152	8,720	108	68	2013 - 2014	3-27.5 years
North Carolina	259	SFR	6,101	30,102	1,578	31,680	1,701	19	2013 - 2014	3-27.5 years
Ohio	124	SFR	3,334	13,416	322	13,738	610	45	2013 - 2014	3-27.5 years
Oklahoma	23	SFR	574	2,432	72	2,504	132	29	2013 - 2014	3-27.5 years
Oregon	8	SFR	294	1,381	2	1,383	47	30	2014
Pennsylvania	188	SFR	9,222	24,565	241	24,806	444	54	2013 - 2014	3-27.5 years
Rhode Island	46	SFR	1,398	5,523	317	5,840	133	72	2014	3-27.5 years
South Carolina	84	SFR	2,935	9,551	341	9,892	252	22	2013 - 2014	3-27.5 years
South Dakota	2	SFR	166	295	—	295	—	52	2014
Tennessee	76	SFR	1,991	9,343	509	9,852	487	23	2013 - 2014	3-27.5 years
Texas	118	SFR	3,046	14,068	764	14,832	385	23	2013 - 2014	3-27.5 years
Utah	63	SFR	3,582	9,869	109	9,978	114	30	2013 - 2014	3-27.5 years
Vermont	3	SFR	202	561	—	561	—	140	2014
Virginia	42	SFR	2,562	10,910	170	11,080	150	26	2013 - 2014	3-27.5 years
Washington	19	SFR	1,166	4,089	96	4,185	24	38	2013 - 2014	3-27.5 years
West Virginia	3	SFR	125	701	—	701	53	25	2013 - 2014
Wisconsin	132	SFR	3,920	15,453	281	15,734	1,006	49	2013 - 2014	3-27.5 years
Wyoming	1	SRF	128	275	—	275	—	21	2014
Total (2)	3,960		177,394	626,516	17,458	643,974	19,367	34
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Real estate assets:
Beginning balance	$37,113	$—
Acquisitions through foreclosure	587,268	31,014
Other acquisitions	34,104	6,198
Improvements	16,872	586
Cost of real estate sold	(31,383)	(685)
Ending balance (1)	$643,974	$37,113

Accumulated depreciation and reserves for selling costs and impairment:
Beginning balance	$25	$—
Depreciation expense	1,067	25
Selling cost and impairment	21,788	—
Real estate sold	(3,513)	—
Ending balance	$19,367	$25
___________
(1) The aggregate cost for federal income tax purposes is $625.7 million as of December 31, 2014.

Altisource Residential Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2013
($ in thousands)

Description (face value of loan)	Loan count	Interest rate	Maturity	Carrying amount of mortgages (1)	Principal amount of loans subject to delinquent principal or interest
$0-49,999	299	2.000% - 15.875%	01/01/2009 - 04/01/2053	$6,059	$7,802
$50,000-99,999	1,289	0.000% - 16.125%	07/01/2001 - 01/01/2054	59,773	82,009
$100,000-149,999	1,971	1.000% - 13.600%	03/28/2008 - 04/01/2057	152,536	216,612
$150,000-199,999	1,665	1.375% - 13.950%	05/01/2010 - 11/01/2053	176,448	260,658
$200,000-249,999	1,458	1.500% - 11.960%	06/01/2009 - 01/01/2057	193,891	296,390
$250,000+	4,281	1.000% - 12.950%	08/01/2010 - 01/01/2054	1,370,337	1,878,506
Total(2)(3)	10,963			$1,959,044	$2,741,977
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

(2)	The aggregate cost for federal income tax purposes is $1,823.3 million as of December 31, 2014.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,207,163	$—
Investment in mortgage loans	1,122,408	1,213,811
Net unrealized gain on mortgage loans	350,822	61,092
Cost of mortgages sold	(151,624)	(38,297)
Mortgage loan payments	(19,299)	(4,901)
Real estate tax advances to borrowers	36,842	6,472
Transfer of real estate owned to mortgage loans	8,400	—
Transfer of mortgage loans to real estate owned	(595,668)	(31,014)
Ending balance	$1,959,044	$1,207,163