Form 10-Q
period 2015-06-30
Altisource Residential Corp
filed 2015-08-10
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of July 31, 2015, 57,216,166 shares of our common stock were outstanding.

Altisource Residential Corporation
June 30, 2015

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans and single-family rental properties;

•	our ability to convert loans to rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of July 31, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Real estate held for use:
Land	$23,743	$14,424
Rental residential properties (net of accumulated depreciation of $3,351 and $1,062, respectively)	97,533	60,908
Real estate owned	548,137	457,045
Total real estate held for use, net	669,413	532,377
Real estate assets held for sale	134,027	92,230
Mortgage loans at fair value	1,716,489	1,959,044
Mortgage loans held for sale	5,977	12,535
Cash and cash equivalents	70,502	66,166
Restricted cash	18,459	13,282
Accounts receivable	45,981	10,313
Related party receivables	—	17,491
Investment in affiliate	18,000	18,000
Deferred leasing and financing costs, net	8,605	4,251
Prepaid expenses and other assets	6,184	373
Total assets	$2,693,637	$2,726,062
Liabilities:
Repurchase and loan and security agreements	$810,236	$1,015,000
Other secured borrowings (including $14,991 repurchase agreement with NewSource at June 30, 2015 and December 31, 2014)	538,916	339,082
Accounts payable and accrued liabilities	54,247	11,678
Related party payables	5,163	33,391
Total liabilities	1,408,562	1,399,151
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,216,166 and 57,192,212 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	572	572
Additional paid-in capital	1,227,246	1,227,091
Retained earnings	57,257	99,248
Total equity	1,285,075	1,326,911
Total liabilities and equity	$2,693,637	$2,726,062

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Revenues:
Rental revenues	$2,140	$181	$3,540	$250
Net unrealized gain on mortgage loans	42,209	105,042	103,343	170,172
Net realized gain on mortgage loans	19,272	10,819	34,654	20,140
Net realized gain on re-performing mortgage loans	254	—	405	—
Net realized gain on real estate	12,404	1,234	23,012	1,234
Interest income	240	81	480	189
Total revenues	76,519	117,357	165,434	191,985
Expenses:
Residential property operating expenses	16,857	3,253	29,316	4,303
Real estate depreciation and amortization	1,344	103	2,342	151
Real estate selling costs and impairment	8,839	2,879	23,530	3,233
Mortgage loan servicing costs	16,246	16,925	34,512	28,362
Interest expense	13,398	6,945	25,041	12,653
General and administrative	1,569	2,808	6,350	3,846
Related party general and administrative	5,151	17,467	20,801	30,099
Total expenses	63,404	50,380	141,892	82,647
Other income	—	383	2,000	383
Income before income taxes	13,115	67,360	25,542	109,721
Income tax expense (benefit)	23	(422)	26	26
Net income	$13,092	$67,782	$25,516	$109,695

Earnings per share of common stock – basic:
Earnings per basic share	$0.23	$1.19	$0.45	$1.98
Weighted average common stock outstanding – basic	57,208,273	57,138,695	57,204,602	55,297,630
Earnings per share of common stock – diluted:
Earnings per diluted share	$0.23	$1.18	$0.44	$1.97
Weighted average common stock outstanding – diluted	57,407,845	57,401,953	57,407,253	55,754,685

Dividends declared per common share	$0.55	$0.45	$1.18	$0.93

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911
Issuance of common stock, including stock option exercises	23,954	—	62	—	62
Dividends on common stock ($1.18 per share)	—	—	—	(67,507)	(67,507)
Share-based compensation	—	—	93	—	93
Net income	—	—	—	25,516	25,516
June 30, 2015	57,216,166	$572	$1,227,246	$57,257	$1,285,075

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Total equity
December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427
Issuance of common stock, including stock option exercises	14,875,402	149	483,457	—	483,606
Cost of issuance of common stock	—	—	(15,215)	—	(15,215)
Dividends on common stock ($0.93 per share)	—	—	—	(53,118)	(53,118)
Share-based compensation	—	—	113	—	113
Net income	—	—	—	109,695	109,695
June 30, 2014	57,162,071	$572	$1,226,939	$82,997	$1,310,508

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Operating activities:
Net income	$25,516	$109,695
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(103,343)	(170,172)
Net realized gain on mortgage loans	(34,654)	(20,140)
Net realized gain on sale of re-performing mortgage loans	(405)	—
Net realized gain on sale of real estate	(23,012)	(1,293)
Real estate depreciation and amortization	2,342	151
Real estate selling costs and impairment	23,530	3,233
Accretion of interest on re-performing mortgage loans	(469)	—
Share-based compensation	93	113
Amortization of deferred financing costs	2,218	1,171
Changes in operating assets and liabilities:
Accounts receivable	4,214	797
Related party receivables	—	4,952
Prepaid expenses and other assets	(180)	(180)
Accounts payable and accrued liabilities	7,004	1,061
Related party payables	(22,407)	26,068
Net cash used in operating activities	(119,553)	(44,544)
Investing activities:
Investment in mortgage loans	—	(1,056,493)
Investment in real estate	—	(27,569)
Investment in renovations	(11,001)	(1,700)
Real estate tax advances	(14,443)	(14,368)
Mortgage loan dispositions	107,887	70,379
Mortgage loan payments	12,447	7,951
Disposition of real estate	70,916	3,466
Acquisition related deposits	(5,631)	—
Change in restricted cash	(5,177)	(4,391)
Net cash provided by (used in) investing activities	154,998	(1,022,725)
Financing activities:
Issuance of common stock, including stock option exercises	134	487,142
Payment of tax withholdings on exercise of stock options	(72)	(3,536)
Cost of issuance of common stock	—	(15,215)
Dividends on common stock	(36,038)	(53,118)
Proceeds from issuance of other secured debt	221,691	—
Repayments of secured notes	(21,306)	—
Proceeds from repurchase agreement	109,683	749,240
Repayments of repurchase agreement	(298,078)	(80,139)
Payment of deferred financing costs	(7,123)	(2,335)
Net cash (used in) provided by financing activities	(31,109)	1,082,039
Net increase in cash and cash equivalents	4,336	14,770
Cash and cash equivalents as of beginning of the period	66,166	115,988
Cash and cash equivalents as of end of the period	$70,502	$130,758

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,732	$10,496
Transfer of mortgage loans to real estate owned	271,547	220,971
Transfer of real estate owned to mortgage loans	2,865	3,594
Change in accrued capital expenditures	(1,732)	1,746
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	36,359	4,796
Changes in receivables from real estate owned dispositions	1,369	—
Dividends declared but not paid	31,469	—
See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. and its subsidiaries. To date, we have acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on real estate-owned (“REO”) acquisitions. Given evolving market conditions, commencing in the second quarter of 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties as an avenue to more quickly achieve scale in our rental portfolio where we believe the economics make sense. We also commenced a program to begin purchasing REO properties on a one-by-one basis sourcing listed properties from the Multiple Listing Service ("MLS") and alternative listing sources. We expect the first purchases of this program to occur in the third quarter of 2015.

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

We are managed by Altisource Asset Management Corporation ("AAMC"). We rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of sub-performing and non-performing loans and REO properties. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource. On March 31, 2015, we entered into a new asset management agreement with AAMC (the “New AMA”) with an effective date of April 1, 2015. Prior to the AMA, we were party to a different asset management agreement with AAMC (the “Original AMA”) pursuant to which we paid incentive fees, which we refer to as “incentive management fees,” that gave AAMC a share of cash flow available for distribution to our stockholders as well as reimbursement for certain overhead and operating expenses. The New AMA provides for a new fee structure in which we pay AAMC a base management fee, an incentive management fee and a conversion fee for loans and REOs that become rental properties during each quarter versus the incentive management fee and expense reimbursement structure under the Original AMA. For additional details on the New AMA, please see “Note 7. Related Party Transactions.”

Since we commenced operations, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. We also entered into three separate repurchase agreements to finance our acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, we also entered into a loan and security agreement (the “Nomura loan agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”). The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. The maximum aggregate funding available to us under the repurchase agreements and the Nomura loan agreement as of June 30, 2015 was $1.0 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2015, an aggregate of $810.2 million was outstanding under our repurchase agreements and the Nomura loan agreement. All obligations of our subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by us.

Each of our repurchase agreements and the Nomura loan agreement is described below:

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after March 2015, we are not eligible for additional funding under the facility, thereby reducing our aggregate funding capacity under the DB repurchase agreement to $91.8 million, which was the amount outstanding under the facility on June 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016 without any additional funding, thereby reducing our aggregate funding capacity under the Wells repurchase agreement to $471.3 million on June 30, 2015, which was the amount outstanding under the facility at that date. We are in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

The agreement calls for the advance rate to be reduced by 10% after the first 90 days of the extension term. The 10% reduction date has been extended for an additional 90 days while the parties are negotiating an amended and restated repurchase agreement.

•
Nomura is the lender on the Nomura loan agreement entered into on April 10, 2015 with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, we amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016.

Since September 2014, we have also completed three securitization transactions, each of which is summarized below:

•
On June 29, 2015, we completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 ("ARLP 2015-1") issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 and not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guaranty any of the obligations of ARLP 2015-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $275.7 million.

•
On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “ARLP 2014-2 Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “ARLP 2014-2 Class M Notes”). We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $329.0 million.

•
On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of our other assets. The assets of

ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $208.5 million.

We retained all of the ARLP 2014-1 Class M Notes in our taxable REIT subsidiary (“TRS”). On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. The master repurchase agreement initially required the TRS to repurchase the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on September 22, 2015.

For a more complete description of our repurchase agreements, loan and security agreement and securitization transactions, please see “Note 5. Borrowings.”

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our financial position or results of operations.

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the six months ended June 30, 2015, we did not acquire any portfolios of non-performing residential mortgage loans. During the six months ended June 30, 2014, we acquired an aggregate of 5,797 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.6 billion and an aggregate market value of underlying properties of approximately $1.4 billion. The aggregate purchase price for these acquisitions was approximately $940.5 million.

During the three and six months ended June 30, 2015, we recognized $0.3 million and $0.4 million, respectively, for due diligence costs related to a potential purchase of a portfolio we did not ultimately acquire. During the three and six months ended June 30, 2014, we recognized $2.4 million and $2.9 million, respectively, for due diligence costs related to transactions in both general and administrative expense and related party general and administrative expense.

Generally, we expect that our residential mortgage loan and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO portfolios may be irregularly timed and may involve large portfolios of loans or REO, and the timing and extent of our success in acquiring such assets cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans excluded from an acquisition typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans we do not acquire could be significant. In any case where we do not acquire the full portfolio, appropriate adjustments are made to the applicable purchase price.

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

Transfer of mortgage loans to real estate owned

During the three months ended June 30, 2015 and 2014, we transferred 687 and 894 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs") of $133.9 million and $120.8 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $14.7 million and $28.5 million, respectively, in net unrealized gains on mortgage loans.

During the six months ended June 30, 2015 and 2014, we transferred 1,411 and 1,530 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $268.7 million and $217.4 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $33.1 million and $52.1 million, respectively, in net unrealized gains on mortgage loans. At June 30, 2015, we had 6,316 loans with a carrying value of $1.3 billion that were in the foreclosure process compared to 7,841 loans with a carrying value of $1.5 billion at December 31, 2014.

Dispositions of non-performing residential mortgage loans

During the three months ended June 30, 2015 and 2014, we disposed of 270 and 135 mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, we recorded $19.3 million and $10.8 million, respectively, of net realized gains on mortgage loans.

During the six months ended June 30, 2015 and 2014, we disposed of 420 and 251 mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, we recorded $34.7 million and $20.1 million, respectively, of net realized gains on mortgage loans.

Acquisition and dispositions of re-performing residential mortgage loans

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

During October 2014, we sold an aggregate of 934 re-performing loans to an unrelated third party for an aggregate purchase price of $164 million. The sale included 770 loans from the re-performing mortgage loans purchased in June 2014, and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions. During June 2015, we sold an aggregate of 189 re-performing loans to an unrelated third party for an aggregate purchase price of $34.6 million. The sale included 52 loans from the re-performing mortgage loans purchased in June 2014, and 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions. Approximately $2.0 million of the proceeds from the June 2015 re-performing loan sale were used to purchase the loans out of our ARLP 2014-1 and ARLP 2014-2 securitizations and approximately $16.4 million of the proceeds were used to purchase the loans out of our Wells repurchase facility. Therefore, our net proceeds from the June 2015 re-performing loan sale were approximately $16.2 million.

Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three and six months ended June 30, 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and six months ended June 30, 2015, we accreted $0.2 million and $0.5 million, respectively, into interest income with respect to our re-performing loans. As of June 30, 2015, these re-performing loans, having a UPB of $8.8 million and a carrying value of $6.0 million, were held for sale.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	Six months ended June 30, 2015
	Accretable Yield	Carrying Amount of Loans
Balance at the beginning of the period	$7,640	$12,535
Additions	—	37
Payments and other reductions, net	(3,285)	(7,064)
Accretion	(469)	469
Balance at the end of the period	$3,886	$5,977

3. Real estate assets, net

Acquisitions

During the six months ended June 30, 2015, we acquired no REO properties. During three and six months ended June 30, 2014, we acquired 190 REO properties as part of our portfolio acquisitions for an aggregate purchase price of $27.6 million.

On June 28, 2015, we entered into an agreement (the “IH Purchase Agreement”) to purchase an aggregate of 1,325 REO properties, the substantial majority of which were rented and occupied, from certain subsidiaries of Invitation Homes (“Invitation Homes”) for an aggregate purchase price of approximately $112.6 million (the “IH Transaction”). The IH Purchase Agreement provided for a 30-day contingency period after signing in which we were entitled to complete due diligence on the REO properties, with each of Invitation Homes and us having the ability to terminate the IH Purchase Agreement based on the due diligence results. On July 28, 2015, the contingency period expired, and Invitation Homes and we determined to move forward with the closing of the IH Transaction. We currently expect to complete the IH Transaction in the third quarter of 2015. There can be no assurance that we will be able to complete the IH Transaction on a timely basis or at all.

Real estate held for use

As of June 30, 2015, we had 3,977 REO properties held for use. Of these properties, 777 had been rented, 96 were being listed for rent and 111 were in varying stages of renovation. With respect to the remaining 2,993 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination.

As of December 31, 2014, we had 3,349 REO properties held for use. Of these properties, 336 had been rented, 197 were being listed for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet our rental profile. As of June 30, 2014, we had 1,766 REO properties held for use. Of these properties, 102 had been rented, 40 were being listed for rent and 140 were in various stages of renovation. With respect to the remaining 1,484 REO properties, we were in the process of determining whether these properties would meet our rental profile. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of June 30, 2015, we classified 819 REO properties having an aggregate carrying value of $134.0 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2014, we had 611 REO properties having an aggregate carrying value of $92.2 million held for sale, and as of June 30, 2014, we had 192 REO properties having an aggregate carrying value of $27.6 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. As of June 30, 2015 we had $7.8 million of impairment on the 819 REO properties having a fair value of $153.9 million. As of December 31, 2014 we had $4.9 million of impairment on the 611 REO properties having a fair value of $96.0 million. There was no impairment on the 192 REO properties held at June 30, 2014.

Dispositions

During the three and six months ended June 30, 2015, we disposed of 321 and 575 REO properties, respectively, and recorded $12.4 million and $23.0 million of net realized gains on real estate, respectively. During the three and six months ended June 30, 2014, we disposed of 22 and 24 REO properties, respectively, and recorded $1.2 million of net realized gains for the three and six months ended June 30, 2014.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
June 30, 2015
Recurring basis (assets)
Mortgage loans	$—	$—	$1,716,489
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$153,868
Transfer of real estate owned to mortgage loans	$—	$—	$2,865
Transfer of mortgage loans to real estate owned	$—	$—	$271,547
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$5,977
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$810,236	$—
Other secured borrowings	$—	$536,491	$—

December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$336,409	$—

We have not transferred any assets from one level to another level during the six months ended June 30, 2015 or during the year ended December 31, 2014.

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

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Mortgage loans
Beginning balance	$1,853,495	$1,766,142	$1,959,044	$1,207,163
Investment in mortgage loans	—	300,503	—	913,011
Net unrealized gain on mortgage loans	42,209	105,042	103,343	170,172
Net realized gain on mortgage loans	19,272	10,819	34,654	20,140
Mortgage loan dispositions and payments	(82,070)	(44,314)	(147,238)	(83,772)
Real estate tax advances to borrowers	4,264	4,716	11,391	12,722
Reclassification of realized gains on real estate sold from unrealized gains	13,175	—	23,977	—
Transfer of real estate owned to mortgage loans	1,509	5,563	2,865	5,563
Transfer of mortgage loans to real estate owned	(135,365)	(124,443)	(271,547)	(220,971)
Ending balance at June 30	$1,716,489	$2,024,028	$1,716,489	$2,024,028

Net unrealized gain on mortgage loans held at the end of the period	$29,784	$70,623	$80,852	$108,820

The following table sets forth the fair value of our non-performing mortgage loans, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties(1)
June 30, 2015
Current	727	$117,544	$165,532	$169,272
30	102	16,148	22,309	24,784
60	59	7,128	10,398	11,972
90	1,930	316,877	493,893	477,131
Foreclosure	6,316	1,258,792	1,767,873	1,654,676
Mortgage loans	9,134	$1,716,489	$2,460,005	$2,337,835
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans	10,963	$1,959,044	$2,935,961	$2,693,525
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The following table sets forth the carrying value of our remaining re-performing mortgage loans from the re-performing loan portfolio we bought in June 2014, which are held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties(1)
June 30, 2015
Current	13	$1,908	$2,531	$3,760
30	6	1,045	1,440	1,909
60	5	466	1,254	1,253
90	17	2,457	3,126	3,847
Foreclosure	3	101	422	348
Mortgage loans held for sale	44	$5,977	$8,773	$11,117
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	$1,118	$1,667	$2,004
60	4	$359	$644	$670
90	24	$2,741	$4,149	$4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of June 30, 2015 and December 31, 2014:

Input	June 30, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0% to 7.5%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.3
Value of underlying properties	$500 - $5,500,000	$3,000 - $5,300,000

5. Borrowings

Repurchase agreements and the Nomura loan agreement

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans, rental properties and REO properties in our portfolio. On April 10, 2015, we also entered into the Nomura loan agreement for the purpose of financing our beneficial ownership of REO properties. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2015, the weighted average annualized interest rate on borrowings under our repurchase agreements and the Nomura loan agreement was 3.30%, excluding amortization of deferred financing costs.

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding
June 30, 2015
CS repurchase agreement due April 18, 2016	$275,000	$367,114	$202,855
Wells repurchase agreement due March 23, 2016	471,303	949,984	471,303
DB repurchase agreement due March 11, 2016	91,750	208,958	91,750
Nomura loan agreement due April 8, 2016	200,000	69,831	44,328
	$1,038,053	$1,595,887	$810,236
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447
	$1,225,000	$1,819,559	$1,015,000

Under the terms of each of our repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash. Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of June 30, 2015, approximately $10.6 million of the amounts outstanding under the CS repurchase agreement was collateralized by $17.0 million of the Class M Notes issued and retained by us in connection with the securitization completed in September 2014 by ARLP 2014-1, and approximately $29.4 million of the amounts outstanding under the CS repurchase agreement was collateralized by $45.1 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in November 2014 by ARLP 2014-2.

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

Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by REO properties. The advances paid under the Nomura loan agreement with respect to the REO properties from time to time will be based on a percentage of the market value of the applicable REO properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

The Nomura loan agreement requires us to maintain various financial and other covenants, including a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the Nomura loan agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura loan agreement and the liquidation by Nomura of the REO properties then subject thereto.

Other Secured Debt - Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guaranty any of the obligations of ARLP 2015-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $275.7 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted coupon of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $329.0 million.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted coupon of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $208.5 million.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. The master repurchase agreement initially required the TRS to repurchase the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on September 22, 2015.

The following table sets forth data with respect to these notes as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
June 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$205,000
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	255,144
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	142,919
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due September 22, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$538,916
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARNS, Inc.		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARLP		(32,000)
		$339,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

6. Commitments and contingencies

Litigation, claims and assessments

Set forth below are developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014 and the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement, and authorized us to provide notice of the proposed Settlement to stockholders.  If the Settlement is finally approved by the Court and, ultimately, no shareholders successfully object to the Settlement, it will resolve and release all claims in the action that were, or could have been, brought by or on behalf of our company challenging the Original AMA among us, Altisource Residential L.P. and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. In addition, pursuant to the Settlement Stipulation, the parties agreed that the defendants will pay the attorneys’ fees and expenses of plaintiff’s counsel, in an amount not to exceed $6.0 million. We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

Martin v. Altisource Residential Corporation, et al.  In May 2015, two of our purported shareholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action.  Subsequently, opposition and reply briefs were filed by the purported shareholders with respect to these motions.  The court has not made any decisions with respect to the lead plaintiff motions.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on the motions to dismiss the complaint is ongoing.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix by a purported shareholder under the caption Kirk Hulstrom v. William Erbey et al. SX-15-CV-158.  The action names as defendants William C. Erbey, each of the current and former members of our Board of Directors, certain officers of the Company, AAMC and Ocwen.  In the complaint, plaintiff asserts claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between AAMC and us.  As to AAMC and Ocwen, plaintiff alleges that these two companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement.  The complaint also names RESI as a nominal defendant.  At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Moncavage v. Faris, et al.  In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD).  The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants.  The action also named Altisource, Home Loan Servicing Solutions and us as alleged aiders and abettors of the purported breaches of fiduciary duties.  The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above.  On July 13, 2015, the plaintiff and we jointly filed a stipulation of an extension of time to respond to the pending motions to stay the action that had been filed by Ocwen and the individual defendants. We believe the claims against us in the matter are without merit.  At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

In connection with the Police Retirement System case described above, management had previously established a litigation accrual in the amount of $1.5 million. Given the notice received by us from our insurers that the Police Retirement System case is a covered claim, we have reversed the $1.5 million litigation accrual.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above new or updated actions.

7. Related party transactions

New Asset Management Agreement with AAMC

On March 31, 2015, we entered into a new Asset Management Agreement (the "New AMA") with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure which replaces the incentive fee structure under the original asset management agreement (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly base management fee equal to 1.5% of the product of (i) our average invested capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO as defined in the New AMA) exceeds a hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%. Under the New AMA, we will not be required to reimburse AAMC for the allocable compensation and routine overhead expenses of its employees and staff, all of which will now be covered by the base management fee described above.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA, and (c) Residential in connection with certain change of control events.

Under the amended fee structure of the New AMA, the fees payable to AAMC reduced from $15.5 million in the second quarter of 2014 to $5.2 million in the second quarter of 2015. The $5.2 million fees payable to AAMC in the second quarter of 2015 consists of a $4.8 million Base Management Fee and a $0.4 million Conversion Fee. No Incentive Management Fee was payable to AAMC for the second quarter of 2015 because return on invested capital (as defined in the New AMA) was below the required hurdle rate.  The amount by which return on invested capital was below the required hurdle rate in the second quarter of 2015 is a deficit which is carried forward for up to seven future quarters or until the deficit is reduced by our future performance above the hurdle rate.  In future quarters, return on invested capital must exceed the required hurdle rate for the current quarter plus any carried forward cumulative deficit from the prior seven quarters before any Incentive Management Fee is payable to AAMC.

Summary of Related Party Transaction Expenses

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of Altisource, and Chairman of AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and Altisource are no longer considered related parties of Residential and AAMC as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures.

Transactions under our agreements with Ocwen and Altisource for the current year through January 16, 2015 were not material to our consolidated results of operations.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015	Counter-party	Consolidated Statements of Operations location
2015
Expense reimbursements	$—	$750	AAMC	Related party general and administrative expenses
Conversion fee	399	399	AAMC	Related party general and administrative expenses
Base management fee	4,752	4,752	AAMC	Related party general and administrative expenses
Management incentive fee	—	14,900	AAMC	Related party general and administrative expenses
Interest expense	161	321	NewSource	Interest expense
Professional fee sharing for negotiation of AMA	—	2,000	AAMC	Other income
	Three months ended June 30, 2014	Six months ended June 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses	$3,150	$4,200	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	14,942	25,432	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	1,655	1,766	Altisource	Related party general and administrative expenses
Expense reimbursements	1,789	3,258	AAMC	Related party general and administrative expenses
Management incentive fee	13,715	24,626	AAMC	Related party general and administrative expenses

On September 30, 2014, pursuant to a master repurchase agreement, our TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource for a purchase price of $15.0 million. The master repurchase agreement initially required the TRS to repurchase the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89 day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on September 22, 2015.

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

Our directors each receive annual grants of restricted stock equal to $45 thousand based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the six months ended June 30, 2015 and 2014, we granted 9,924 and 8,245 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $18.25 and $27.28, respectively.

We recorded $36 thousand and $93 thousand of compensation expense related to these grants for the three and six months ended June 30, 2015, respectively, and recorded $57 thousand and $113 thousand of compensation expense for the three and six months ended June 30, 2014, respectively. As of both June 30, 2015 and 2014, we had $0.2 million of unrecognized share-

based compensation cost remaining with respect to the director grants to be recognized over a weighted average remaining estimated term of 0.9 years.

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

On March 31, 2015, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, which was paid on April 23, 2015 to all stockholders of record as of the close of business on April 13, 2015. On June 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, which was paid on July 15, 2015 to all stockholders of record as of the close of business on June 30, 2015.

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

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. Through December 31, 2014, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance. The TRS has continued to operate at a cumulative taxable loss through June 30, 2015 which resulted in our recording additional deferred tax assets and a corresponding valuation allowance. As of June 30, 2015, we are forecasting that the TRS will not be profitable for the 2015 fiscal year.

We recorded state income tax expense on our consolidated operations for the six months ended June 30, 2015. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of June 30, 2015 and 2014, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the six months ended June 30, 2015 and 2014. We recorded nominal state and local tax expense on income and property for the six months ended June 30, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Numerator
Net income	$13,092	$67,782	$25,516	$109,695

Denominator
Weighted average common stock outstanding – basic	57,208,273	57,138,695	57,204,602	55,297,630
Stock options using the treasury method	195,420	257,110	198,066	447,936
Restricted stock	4,152	6,148	4,585	9,119
Weighted average common stock outstanding – diluted	57,407,845	57,401,953	57,407,253	55,754,685

Earnings per basic share	$0.23	$1.19	$0.45	$1.98
Earnings per diluted share	$0.23	$1.18	$0.44	$1.97

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans. While we focus on acquiring our rental properties through the acquisition of distressed mortgage loans, we have also always considered purchasing rental properties through other avenues, including, without limitation, though the purchase of portfolios of single-family rental properties, REO properties, residential mortgage-backed securities, clean-up calls and other distressed assets. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and ownership of rental residential properties.

Item 2. Management's discussion and analysis of financial condition and results of operations

Overview

We are a Maryland REIT focused on acquiring and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. and its subsidiaries.
To date, we have acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which is a differentiated approach that we believe strategically positions us to take advantage of market opportunities better than market participants that are solely focused on REO acquisitions. Given evolving market conditions, commencing in the second quarter of 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties as an avenue to more quickly achieve scale in our rental portfolio where we believe the economics make sense. We also commenced a program to begin purchasing REO properties on a one-by one basis sourcing listed properties from the Multiple Listing Service ("MLS") and alternative listing sources. We expect the first purchases of this program to occur in the third quarter of 2015.

We believe that the events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. These events have created a large supply of distressed mortgage loans for sale in the market. Therefore, we historically have had opportunities to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We expect our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties will enable us to compete more effectively for attractive investment opportunities. While we focus on acquiring our rental properties through the acquisition of distressed mortgage loans, we have also always considered purchasing rental properties through other avenues, including, without limitation, though the purchase of portfolios of single-family rental properties, REO properties, residential mortgage-backed securities, clean-up calls and other distressed assets.

Observations on Current Market Opportunities

In the first two and one-half years of our operations, although we had considered the alternative approaches to acquiring single-family rental homes described above, our most opportunistic acquisition strategy involved acquiring portfolios of non-performing loans. However, as market conditions have continued to evolve, and non-performing mortgage loan pools became relatively higher priced, opportunities in these alternative acquisition strategies have increased and become more prevalent in the marketplace. Although we have been and are continuing to review, assess and bid on portfolios of non-performing mortgage loans, entities are seeking to sell portfolios of REO properties and rental properties. We have been exploring and reviewing these other sources of single-family rental assets, including the acquisition of portfolios of single-family rental properties and the purchase of certain REO properties on a one-by-one basis, as we believe they may also provide alternative attractive avenues to grow our rental portfolio.

As a result of these activities, on June 28, 2015, we entered into the IH Purchase Agreement to acquire an aggregate of 1,325 REO properties, the substantial majority of which were rented and occupied, from certain subsidiaries of Invitation Homes for an aggregate purchase price of approximately $112.6 million. The IH Purchase Agreement provided for a 30-day contingency period after signing in which we were entitled to complete due diligence on the REO properties, with each of Invitation Homes and us having the ability to terminate the IH Purchase Agreement based on the due diligence results. On July 28, 2015, the contingency period expired, and Invitation Homes and we determined to move forward with the closing of the IH Transaction. We currently expect to complete the IH Transaction in the third quarter of 2015. There can be no assurance that we will be able to complete the IH Transaction on a timely basis or at all.

Prior to the second quarter of 2015, we had acquired our non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds. We expect to continue to review and acquire portfolios of non-performing loan portfolios at attractive prices, but we expect to be disciplined in doing so, rather than acquiring non-performing loans at inflated prices that do not fit our investment criteria.

Historical Purchases of Non-Performing Mortgage Loans

During 2014 and 2013 we acquired portfolios consisting of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.4 billion. We did not complete any acquisitions of non-performing residential loan portfolios in the six months ended June 30, 2015.

Additionally, in June 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million. During October 2014 and June 2015, we sold 770 and 52 of these re-performing mortgage loans, respectively. During June 2015, we sold an aggregate of 189 re-performing loans to an unrelated third party for an aggregate purchase price of $34.6 million. The sale included 52 loans from the re-performing mortgage loans purchased in June 2014, and 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions. Approximately $2.0 million of the proceeds from the June 2015 re-performing loan sale were used to purchase the loans out of our ARLP 2014-1 and ARLP 2014-2 securitizations and approximately $16.4 million of the proceeds were used to purchase the loans out of our Wells repurchase facility. Therefore, our net proceeds from the June 2015 re-performing loan sale were approximately $16.2 million.

From inception through June 30, 2015, we modified an aggregate of 876 mortgage loans, converted an aggregate of 5,317 non-performing and 2 re-performing mortgage loans into REO properties and disposed of an aggregate of 1,366 non-performing and 11 re-performing mortgage loans through short sale, refinancing or other liquidation events. Our preferred resolution methodology with respect to distressed loans is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. We also sold 800 REO properties from inception through June 30, 2015.
As of June 30, 2015, our portfolio consisted of 9,134 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.5 billion and an aggregate market value of underlying properties of $2.3 billion. We also owned 4,796 REO properties with an aggregate carrying value of $803.4 million, of which 3,977 were held for use and 819 were held for sale. Of the 3,977 REO properties held for use, 777 properties had been rented and were occupied by tenants, 96 were being listed for rent and 111 were in varying stages of renovation. With respect to the remaining 2,993 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. We also owned 44 re-performing mortgage loans held for sale having an aggregate UPB of approximately $8.8 million and an aggregate market value of underlying properties of approximately $11.1 million as of June 30, 2015.

Transition to New Servicers

As previously disclosed, during the first quarter of 2015, we appointed two new servicers, Fay Servicing (“Fay”) and BSI Financial Services (“BSI”). By the end of April 2015, we had transferred the servicing on mortgage loans of approximately $1.1 billion of UPB from Ocwen to Fay and BSI. We believe that these servicing transfers were the right thing to do for our long term prospects, but the transfer of a large portion of our loans during the first quarter hampered our resolution efforts on those loans, which negatively impacted our results for the first quarter. We also had previously disclosed that we expected to continue to transfer servicing away from Ocwen. As such, in June 2015, we transferred servicing on mortgage loans of approximately $680 million of UPB to Fay and BSI. Although these transfers have continued to hamper our ability to covert loans to REO during the second quarter, and may continue to hamper our resolution efforts in the short term, we believe these transfers will be beneficial to us in the long term.

The New AMA with AAMC

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

On March 31, 2015, we entered into a new Asset Management Agreement (the "New AMA") with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure which replaces the incentive fee structure under the original asset management agreement with AAMC (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly base management fee equal to 1.5% of the product of (i) our average invested capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO as defined in the New AMA) exceeds a hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA, and (c) Residential in connection with certain change of control events.

Under the amended fee structure of the New AMA, the fees payable to AAMC reduced from $15.5 million in the second quarter of 2014 to $5.2 million in the second quarter of 2015. The $5.2 million fees payable to AAMC in the second quarter of 2015 consists of a $4.8 million Base Management Fee and a $0.4 million Conversion Fee. No Incentive Management Fee was payable to AAMC for the second quarter of 2015 because return on invested capital (as defined in the New AMA) was below the required hurdle rate.  The amount by which return on invested capital was below the required hurdle rate in the second quarter of 2015 is a deficit which is carried forward for up to seven future quarters or until the deficit is reduced by our future performance above the hurdle rate.  In future quarters, return on invested capital must exceed the required hurdle rate for the current quarter plus any carried forward cumulative deficit from the prior seven quarters before any Incentive Management Fee is payable to AAMC.

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

ii.
Net unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as net unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; inadequacy of documents necessary to foreclose; bankruptcy proceedings initiated by borrowers; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the judicial and administrative proceedings.

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

As a greater number of our REO properties are renovated and deemed suitable for rental and as a greater number of our acquired assets are REO properties to be held for rent, we expect a greater portion of our revenues will be rental revenues. For the non-performing loans we have acquired to date, the average number of days to determine whether a property met our rental profile was 181 days for 200 properties for which renovations began during 2015. The average renovation expense was $22,630 per property for 433 renovations completed during 2015, the average number of days between commencement of renovation and listing of the property for rent was 40 days for 178 properties for which renovation began during 2015, and the average number of days from listing to leasing a property was 27 days for 354 properties listed in 2015. We believe the key variables that will affect our rental revenues over the long term will be average occupancy and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Our physical occupancy rate at June 30, 2015 was 83%. For properties in lease-up without stabilized occupancy rates, management believes the physical occupancy rate is the appropriate performance metric. In the lease-up phase, we may utilize rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy. Our rental properties had an average annual rental rate of $14,375 per home for 777 properties rented at June 30, 2015.

Although we seek to lease the majority of REO properties we acquire, we also sell the properties that do not meet our rental investment criteria and generate cash for reinvestment in other acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Our investment strategy is to develop a portfolio of single-family rental properties in the United States which provide attractive risk-adjusted returns on invested capital.  In determining which REO properties we will retain for our rental portfolio, we consider various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

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

Other factors affecting our consolidated results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to source sub-performing and non-performing loans, other residential mortgage loans and REO properties. We believe that there is currently a large supply of sub-performing and non-performing mortgage loans as well as REO properties and single family rental properties available to us for acquisition.

Generally, we expect that our residential mortgage loan and single-family rental and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO properties may be irregularly timed and may at times involve large portfolios, and the timing and extent of our success in acquiring such assets cannot be predicted.

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

Resolution Activities

Our business model is dependent on the success of our loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. Our preferred resolution methodology is to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows and provides the highest possible economic outcome for us. Upon liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan, we record net realized gains, including the reclassification of previously accumulated net unrealized gains. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology.

Upon conversion of loans to REO, we mark the properties to the most recent market value and recognize net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs. The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

The size and composition of our sub-performing and non-performing mortgage loan portfolio is, and has been, a key factor affecting our overall operating results. The following table summarizes, by quarter and for the six month periods, the key metrics reflecting the operating performance of our loan portfolio.

	First quarter 2014	Second quarter 2014	Six months ended June 30, 2014	First quarter 2015	Second quarter 2015	Six months ended June 30, 2015
Mortgage Loans (1)
Beginning balance	8,054	11,509	8,054	10,963	10,089	10,963
Acquisitions	4,207	1,590	5,797	—	—	—
Dispositions	(116)	(135)	(251)	(150)	(270)	(420)
Mortgage loan conversions to REO	(637)	(907)	(1,544)	(728)	(692)	(1,420)
Reversions to mortgage loans (2)	1	13	14	4	7	11
Ending balance	11,509	12,070	12,070	10,089	9,134	9,134

Modifications	81	90	171	126	131	257
Loan reinstatements	19	30	49	67	38	105

Real Estate Owned
Beginning balance	262	896	262	3,960	4,430	3,960
Acquisitions	—	190	190	—	—	—
Dispositions	(2)	(22)	(24)	(254)	(321)	(575)
Mortgage loan conversions to REO (3)	637	907	1,544	728	694	1,422
Reversions to mortgage loans (2)	(1)	(13)	(14)	(4)	(7)	(11)
Ending balance	896	1,958	1,958	4,430	4,796	4,796

Leased	35	102	102	587	777	777
Renovations complete	17	40	40	151	96	96
Renovations in process	48	140	140	116	111	111
Evaluating strategy/held for sale	796	1,676	1,676	3,576	3,812	3,812
	896	1,958	1,958	4,430	4,796	4,796
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(3)	Second quarter 2015 conversions to REO included 2 properties that were previously in our re-performing mortgage loans held for sale.

In addition, as of June 30, 2015, 107 of our mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

Portfolio size

The size of our investment portfolio will also impact operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses including possibly higher servicing fees, property management fees and, potentially, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Existing Portfolio

During 2014 and 2013 we acquired portfolios consisting of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate UPB of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.4 billion. We did not complete any portfolio acquisitions in the six months ended June 30, 2015.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions as our “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this quarterly report, our “Existing Portfolio” does not include the 44 re-performing mortgage loans having an aggregate UPB of approximately $8.8 million and an aggregate market value of underlying properties of approximately $11.1 million as of June 30, 2015, which are considered “Mortgage loans held for sale.”

Our sub-performing and non-performing mortgage loans become REO properties when we obtain legal title to the property upon completion of foreclosure. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO. If and as we acquire more REO properties directly, rather than converting loans to REO, our portfolios may rely less on acquiring and resolving loans.

As of June 30, 2015, we had 4,796 REO properties, consisting of 3,977 REO properties held for use and 819 held for sale. Of the 3,977 REO properties held for use, 777 properties had been rented and were occupied by tenants, 96 were being listed for rent and 111 were in varying stages of renovation. With respect to the remaining 2,993 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of June 30, 2014, we had 1,766 REO properties held for use. Of these properties, 102 had been rented, 40 were being listed for rent and 140 were in various stages of renovation. With respect to the remaining 1,484 REO properties at June 30, 2014, we were in the process of determining whether these properties would meet our rental profile. Additionally, 192 REO properties owned as of June 30, 2014 were held for sale.

The following table sets forth a summary of our REO properties as of June 30, 2015 ($ in thousands):

State / District	Number of properties	Carrying value (1) (2)	Weighted average age in years (3)
Alabama	34	$4,791	25
Alaska	1	185	30
Arizona	116	21,765	22
Arkansas	49	4,275	32
California	662	203,928	35
Colorado	36	8,213	28
Connecticut	32	6,343	55
Delaware	17	2,498	36
District of Columbia	1	218	105
Florida	888	135,024	25
Georgia	180	24,024	23
Hawaii	2	339	22
Idaho	13	1,734	32
Illinois	409	63,206	44
Indiana	160	17,315	33
Iowa	9	652	57
Kansas	25	1,979	50
Kentucky	61	6,506	34
Louisiana	26	2,551	28
Maine	13	1,484	124
Maryland	192	36,811	37
Massachusetts	48	9,538	79
Michigan	96	11,888	43
Minnesota	75	12,318	43
Mississippi	11	1,045	29
Missouri	67	6,509	45
Montana	3	790	29
Nebraska	7	921	54
Nevada	15	1,972	21
New Hampshire	15	2,324	68
New Jersey	65	10,353	68
New Mexico	32	4,063	21
New York	66	11,989	72
North Carolina	236	28,541	19
Ohio	133	16,021	42
Oklahoma	24	2,387	32
Oregon	11	1,877	38
Pennsylvania	253	32,941	54
Rhode Island	55	7,044	79
South Carolina	111	12,853	23
South Dakota	2	295	54
Tennessee	74	9,251	24
Texas	168	21,438	26
Utah	77	13,906	31
Vermont	4	630	140
Virginia	67	18,193	29
Washington	31	6,550	34
West Virginia	2	597	22
Wisconsin	121	13,117	51
Wyoming	1	248	23
Total	4,796	$803,440	36

_____________

(1)
The carrying value of an asset is based on historical cost which generally consists of the market value at the time of foreclosure sale plus renovation costs, net of any accumulated depreciation and impairment.

(2)	Portions of the Existing Portfolio are used to collateralize our secured financing obligations, including our securitization transactions.

(3)	Weighted average age is based on the age weighted by carrying value for each state.

The remainder of our Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Existing Portfolio of mortgage loans for acquisitions completed through June 30, 2015 was 67% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date.

As of June 30, 2015, the aggregate carrying value of our Existing Portfolio of mortgage loans was $1.7 billion (which does not include the carrying value of our REO properties of an additional $803.4 million). The carrying value of mortgage loans is based on our asset manager's proprietary pricing model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in our Existing Portfolio based on the respective UPB and respective market values of underlying properties as of June 30, 2015 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	47	$7,099	$5,546	228.5%
Alaska	3	672	1,055	65.9%
Arizona	95	26,249	24,554	118.6%
Arkansas	45	3,677	4,393	100.1%
California	909	448,941	498,948	102.2%
Colorado	35	9,328	9,988	103.8%
Connecticut	128	39,588	36,506	136.6%
Delaware	49	9,669	8,998	123.1%
Dist. of Columbia	65	17,156	20,543	104.4%
Florida	1,807	444,750	381,214	136.4%
Georgia	203	35,425	32,789	129.1%
Hawaii	52	27,508	29,063	100.7%
Idaho	28	7,000	6,488	134.3%
Illinois	282	68,337	56,038	174.5%
Indiana	222	28,431	27,224	115.2%
Iowa	23	1,942	1,981	107.7%
Kansas	19	2,184	2,635	97.4%
Kentucky	40	5,052	4,623	118.6%
Louisiana	30	4,836	4,726	115.9%
Maine	37	6,698	6,204	117.7%
Maryland	507	135,376	113,650	138.7%
Massachusetts	258	70,481	71,635	115.3%
Michigan	62	8,509	8,649	174.7%
Minnesota	32	7,046	7,137	123.7%
Mississippi	23	2,706	2,637	118.2%
Missouri	64	5,907	4,986	175.6%

Montana	2	459	564	82.9%
Nebraska	4	465	432	110.4%
Nevada	227	72,165	56,493	141.0%
New Hampshire	10	2,782	2,598	120.5%
New Jersey	1,034	310,973	247,509	154.7%
New Mexico	120	17,170	17,302	108.7%
New York	701	243,001	255,210	112.0%
North Carolina	185	24,889	23,791	119.6%
North Dakota	1	123	140	87.9%
Ohio	96	13,347	11,638	318.4%
Oklahoma	28	3,769	3,728	126.4%
Oregon	100	29,468	27,626	114.5%
Pennsylvania	211	39,253	33,877	132.4%
Puerto Rico	2	218	285	77.2%
Rhode Island	47	10,799	6,093	231.1%
South Carolina	178	31,441	29,833	116.7%
South Dakota	3	395	305	145.0%
Tennessee	65	9,410	9,059	123.4%
Texas	386	45,149	63,793	82.6%
Utah	36	8,201	8,660	99.5%
Vermont	7	1,266	1,259	111.5%
Virginia	117	38,959	37,571	116.8%
Washington	451	123,536	121,181	113.5%
West Virginia	8	1,009	842	128.9%
Wisconsin	50	7,191	5,836	144.1%
Total mortgage loans	9,134	$2,460,005	$2,337,835	127.4%
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Results of operations

Three and six months ended June 30, 2015 versus three and six months ended June 30, 2014

Rental revenues

Rental revenues increased to $2.1 million and $3.5 million for the three and six months ended June 30, 2015, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively. The number of leased properties increased to 777 at June 30, 2015 from 102 at June 30, 2014. We also had an additional 96 properties listed for rent at June 30, 2015. We expect to generate increasing rental revenues as we continue to renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and repair costs and our renters’ desire to remain in our properties.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans decreased to $42.2 million and $103.3 million for the three and six months ended June 30, 2015, respectively, from $105.0 million and $170.2 million for the three and six months ended June 30, 2014, respectively. This decrease was primarily related to lower unrealized gains on loans converted to REO status and friction cost due to our servicing transfers during 2015. The net unrealized gains for the three and six months ended June 30, 2015 and 2014 can be broken down into the following two components:

•
First, we recognized unrealized gains driven by a material change in loan status of $14.7 million and $33.1 million for the three and six months ended June 30, 2015, respectively, compared to $28.5 million and $52.1 million for the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2015, we converted 687 and 1,411 mortgage loans to REO status, respectively, compared to 894 and 1,530 mortgage loans converted to REO status during the three and six months ended June 30, 2014, respectively. Upon conversion of these mortgage loans to REO, we marked these properties to the most recent market value, less estimated selling costs in the case of REO properties held for sale; and

•
Second, we recognized $27.5 million and $70.2 million in unrealized gains for the three and six months ended June 30, 2015, respectively, from the net increase in the fair value of loans during the period compared to $76.5 million and $118.1 million in unrealized gains during the three and six months ended June 30, 2014, respectively. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

Through the resolution of non-performing loans, our Existing Portfolio has decreased from 10,963 loans at December 31, 2014 to 9,134 loans at June 30, 2015. The fair value of mortgage loans is based on a number of factors which are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans increased to $19.3 million for the three months ended June 30, 2015 from $10.8 million for the three months ended June 30, 2014. We disposed of 270 mortgage loans in the three months ended June 30, 2015 and 135 mortgage loans in the three months ended June 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net realized gains on mortgage loans increased to $34.7 million for the six months ended June 30, 2015 from $20.1 million for the six months ended June 30, 2014. We disposed of 420 mortgage loans in the six months ended June 30, 2015 and 251 mortgage loans in the six months ended June 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net realized gain on real estate

Net realized gains on real estate were $12.4 million and $23.0 million for the three and six months ended June 30, 2015, respectively, during which we disposed of 321 and 575 residential properties, respectively. We disposed of 22 and 24 residential properties during the three and six months ended June 30, 2014, respectively, and recorded net realized gains on real estate of $1.2 million for the three and six months ended June 30, 2014.

Interest income

Interest income increased to $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively, as we accreted $0.2 million and $0.5 million, respectively, into interest income with respect to the re-performing loans acquired in June 2014. Interest income was $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively.

Residential property operating expenses

We incurred $16.9 million and $29.3 million of residential property operating expenses for the three and six months ended June 30, 2015, respectively, compared to $3.3 million and $4.3 million for the three and six months ended June 30, 2014, respectively. At June 30, 2015, we had 4,796 REO properties and 777 leased properties compared to 1,958 REO properties and 102 leased properties at June 30, 2014. We expect to incur increasing residential property operating expenses as we convert more mortgage loans to, and own more residential properties. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation, and repairs and maintenance.

Real estate depreciation and amortization

We incurred $1.3 million and $2.3 million of real estate depreciation and amortization for the three and six months ended June 30, 2015, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures which generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate selling costs and impairment

Real estate selling costs of REO held for sale were $3.2 million and $13.8 million for the three and six months ended June 30, 2015, respectively, compared to $2.9 million and $3.2 million for the three and six months ended June 30, 2014, respectively. We also recognized $5.6 million and $9.7 million REO valuation impairment for the three and six months ended June 30, 2015, respectively. There was no impairment recognized for the three and six months ended June 30, 2014. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $16.2 million and $34.5 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and six months ended June 30, 2015, respectively, compared to $16.9 million and $28.4 million for the three and six months ended June 30, 2014, respectively. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs, and property preservation. Our loan servicing costs could be higher in a given period if the number of mortgage loans in our portfolio increases.

Interest expense

We incurred $13.4 million and $25.0 million of interest expense for the three and six months ended June 30, 2015, respectively, related to borrowings under our repurchase agreements (including amortization of deferred financing costs) compared to $6.9 million and $12.7 million for the three and six months ended June 30, 2014, respectively. The interest rate under our repurchase agreements is subject to change, based on changes in the relevant index. Market interest rates are currently at historically low levels, and any increase in market interest rates will cause our contractual interest expense to increase. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses decreased to $1.6 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014 primarily due to a decrease in acquisition costs. General and administrative expenses increased to $6.4 million for the six months ended June 30, 2015 from $3.8 million for the six months ended June 30, 2014, primarily due to increased litigation-based expenses and higher professional fees.

Related party general and administrative

We incurred $5.2 million and $20.8 million of related party general and administrative expenses for the three and six months ended June 30, 2015, respectively, compared to $17.5 million and $30.1 million for the three and six months ended June 30, 2014, respectively. These expenses included $14.9 million in incentive management fees for the six months ended June 30, 2015, which were due to AAMC under the New AMA compared to $13.7 million and $24.6 million for the three and six months ended June 30, 2014, respectively. Additionally, for the three months ended June 30, 2015 we incurred $5.2 million in base management and conversion fees under the New AMA. The remaining related party general and administrative expenses are related to expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business under the original asset management agreement, professional fees and due diligence costs related to the acquisition of loan portfolios.

Liquidity and capital resources

As of June 30, 2015, we had cash and cash equivalents of $70.5 million compared to $66.2 million as of December 31, 2014. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

To date, we have conducted the following equity offerings, credit facilities and securitization transactions:

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

Credit Facilities

We entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, we entered into the Nomura loan agreement for the purpose of financing our beneficial ownership of REO properties. The maximum aggregate funding available to us under the repurchase agreements and the Nomura loan agreement as of June 30, 2015 was $1.0 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2015, an aggregate of $810.2 million was outstanding under our repurchase agreements and the Nomura loan agreement. All obligations of our subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by us.

Each of our repurchase agreements and the Nomura loan agreement is described below:

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after March 2015 we are not eligible for additional funding under the facility, thereby reducing our aggregate funding capacity under the DB repurchase agreement to $91.8 million which was the amount outstanding under the facility on June 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. The maturity date of the Wells repurchase agreement was March 23, 2015. However, on February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016 without any additional funding, thereby reducing our aggregate funding capacity under the Wells repurchase agreement to $471.3 million on June 30, 2015, which was the amount outstanding under the facility at that date. We are in discussions with Wells to further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all. The agreement calls for the advance rate to be reduced by 10% after the first 90 days of the extension term. The 10% reduction date has been extended for an additional 90 days while the parties are negotiating an amended and restated repurchase agreement.

•
Nomura is the lender on the Nomura loan agreement, which we entered into on April 10, 2015 with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, we amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016.

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

As amended, the three repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement, for the purpose of determining whether such borrowing is adequately collateralized. As of June 30, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repurchase agreements was 16.7%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms which are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase agreements from December 31, 2014 to June 30, 2015 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Our overall advance rate under the repurchase agreements declined from 55.8% at December 31, 2014 to 50.2% at June 30, 2015 due to the pay down of REO funding on the Wells repurchase agreement and securitization of a substantial portion of our debt on the DB repurchase agreement. We do not collateralize any of our repurchase facilities with cash.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guaranty made by us in favor of Nomura. The Nomura loan agreement terminates on April 8, 2016. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of June 30, 2015 was $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

The advances paid under the Nomura loan agreement with respect to the REO properties from time to time will be based on a percentage of the market value of the applicable REO properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

The Nomura loan agreement requires us to maintain various financial and other covenants, including a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the Nomura loan agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura loan agreement and the liquidation by Nomura of the REO properties then subject to the facility.

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of and for the three months ended June 30, 2015, June 30, 2014 and December 31, 2014 ($ in thousands):

	Three months ended June 30, 2015	Three months ended June 30, 2014	Three months ended December 31, 2014
Balance at end of period	$810,236	$1,271,483	$1,015,000
Maximum month-end balance outstanding during the period	972,242	1,271,483	1,112,883
Weighted average quarterly balance	949,196	810,833	1,055,776

Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guaranty any of the obligations of ARLP 2015-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $275.7 million.

On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “ARLP 2014-2 Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “ARLP 2014-2 Class M Notes”). ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-4 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guaranty any of the obligations of ARLP 2014-2 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $329.0 million.

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guaranty any of the obligations of ARLP 2014-1 under the terms of the Indenture governing the notes or otherwise. As of June 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $208.5 million.

As described above in “—Repurchase Agreements”, we used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. The master repurchase agreement initially required the TRS to repurchase the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield on December 28, 2014, with the parties having the option to extend the master repurchase agreement for additional 89-day periods. In no event can the master repurchase agreement be extended beyond September 29, 2015. The agreement is currently due to expire on September 22, 2015.

The following table sets forth data with respect to these notes as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
June 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$205,000
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	255,144
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	142,919
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due September 22, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$538,916
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$339,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Six months ended June 30, 2015	Six months ended June 30, 2014	Change
Net cash used in operating activities	$(119,553)	$(44,544)	$(75,009)
Net cash provided by (used in) investing activities	154,998	(1,022,725)	1,177,723
Net cash (used in) provided by financing activities	(31,109)	1,082,039	(1,113,148)
Total cash flows	$4,336	$14,770	$(10,434)

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 consisted primarily of net income less unrealized gains on our mortgage loans and real estate and adjusted for changes in operating assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of proceeds from the disposition of loans and real estate, while net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of investments in non-performing loan portfolios net of proceeds from the disposition of loans and real estate. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities may exceed cash provided by investing activities.

Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of net repayment of borrowings under repurchase agreements, net proceeds from other secured borrowings and the payment of dividends. Net cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of the net proceeds from the issuance of common stock, net borrowings under repurchase agreements and payment of dividends. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of June 30, 2015.

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

Residential properties

Upon the acquisition of real estate, generally through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. We have established validation procedures to ensure the values it receives from brokers are consistent with its observations of market values. These validation procedures include establishing thresholds to identify exceptions that require further analysis. If a price is outside of our established thresholds, we perform additional validation procedures, including supplemental analytics and/or follow up discussions with third-party providers.

After an evaluation period, we may perform property renovations to those properties that meet our rental investment criteria in order to optimize our rental proceeds. In some instances, we may also perform renovations on REO properties that do not meet our rental investment criteria in order to optimize sale proceeds.  Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, the residential property, including any renovations that improve or extend the life of the asset, are accounted for at cost. The cost basis is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

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

Residential properties are classified either as held for use or held for sale. Residential properties are classified as real estate assets held for sale when sale of the assets has been formally approved and is expected to occur in the next twelve months. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value less costs to sell.

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

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income ($ in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Income before income taxes	$13,115	$25,542
Add net loss of taxable REIT subsidiaries	9,119	14,066
Adjusted net income	22,234	39,608
Book to tax differences:
Net unrealized gain on mortgage loans	5,598	(7,051)
Net realized gain on mortgage loans	(1,411)	(4,255)
Net realized gain on re-performing mortgage loans	194	112
Net realized gain on real estate sold	(13,175)	(23,974)
Interest income, advances and recoveries	8,432	14,614
Depreciation	(254)	100
Valuations and impairments	3,743	14,451
Mortgage loan servicing cost	12,301	25,461
Acquisition fees and due diligence	(92)	36
Other book/tax differences, net	97	223
Estimated REIT taxable income	$37,667	$59,325

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

We currently borrow funds at variable rates using secured financings. At June 30, 2015, we had $0.8 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $0.8 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $8.1 million, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Set forth below are developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014 and the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement, and authorized us to provide notice of the proposed Settlement to stockholders.  If the Settlement is finally approved by the Court and, ultimately, no shareholders successfully object to the Settlement, it will resolve and release all claims in the action that were, or could have been, brought by or on behalf of our company challenging the Original AMA among us, Altisource Residential L.P. and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. In addition, pursuant to the Settlement Stipulation, the parties agreed that the defendants will pay the attorneys’ fees and expenses of plaintiff’s counsel, in an amount not to exceed $6.0 million. We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

Martin v. Altisource Residential Corporation, et al.  In May 2015, two of our purported shareholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action.  Subsequently, opposition and reply briefs were filed by the purported shareholders with respect to these motions.  The court has not made any decisions with respect to the lead plaintiff motions.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on the motions to dismiss the complaint is ongoing.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix by a purported shareholder under the caption Kirk Hulstrom v. William Erbey et al. SX-15-CV-158.  The action names as defendants William C. Erbey, each of the current and former members of our Board of Directors, certain officers of the Company, AAMC and Ocwen.  In the complaint, plaintiff asserts claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between AAMC and us.  As to AAMC and Ocwen, plaintiff alleges that these two companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement.  The complaint also names RESI as a nominal defendant.  At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Moncavage v. Faris, et al.  In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD).  The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants.  The action also named Altisource, Home Loan Servicing Solutions and us as alleged aiders and abettors of the purported breaches of fiduciary duties.  The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above.  On July 13, 2015, the plaintiff and we jointly filed a stipulation of an extension of time to respond to the pending motions to stay the action that had been filed by Ocwen and the individual defendants. We believe the claims against us in the matter are without merit.  At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

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

Altisource Residential Corporation
Date:	August 10, 2015	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer