Form 10-Q
period 2015-09-30
Altisource Residential Corp
filed 2015-11-09
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 30, 2015, 55,990,853 shares of our common stock were outstanding (excluding 1,234,393 shares held as treasury stock).

Altisource Residential Corporation
September 30, 2015

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio;

•	the impact of changes to the supply of, value of and the returns on sub-performing and non-performing loans and single-family rental properties;

•	our ability to convert loans to rental properties generating attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities to target assets in a timely manner;

•	changes in interest rates and the market value of the collateral underlying our sub-performing and non-performing loan portfolios or acquired real estate owned and single-family rental properties;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative or regulatory tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial statements (unaudited)

Certain information contained herein is presented as of October 30, 2015, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Real estate held for use:
Land	$49,518	$14,424
Rental residential properties (net of accumulated depreciation of $5,048 and $1,062, respectively)	200,136	60,908
Real estate owned	567,228	457,045
Total real estate held for use, net	816,882	532,377
Real estate assets held for sale	133,154	92,230
Mortgage loans at fair value	1,380,575	1,959,044
Mortgage loans held for sale	254,835	12,535
Cash and cash equivalents	83,881	66,166
Restricted cash	25,511	13,282
Accounts receivable	35,507	10,313
Related party receivables	—	17,491
Investment in affiliate	—	18,000
Deferred leasing and financing costs, net	9,806	4,251
Prepaid expenses and other assets	395	373
Total assets	$2,740,546	$2,726,062
Liabilities:
Repurchase and loan and security agreements	$929,478	$1,015,000
Other secured borrowings (including $14,991 repurchase agreement with NewSource at December 31, 2014)	513,049	339,082
Accounts payable and accrued liabilities	63,871	11,678
Related party payables	5,126	33,391
Total liabilities	1,511,524	1,399,151
Commitments and contingencies (Note 6)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,225,246 and 55,990,853 shares issued and outstanding, respectively, as of September 30, 2015 and 57,192,212 shares issued and outstanding as of December 31, 2014	572	572
Additional paid-in capital	1,227,334	1,227,091
Retained earnings	21,099	99,248
Treasury stock, at cost, 1,234,393 shares as of September 30, 2015 and 0 shares as of December 31, 2014	(19,983)	—
Total equity	1,229,022	1,326,911
Total liabilities and equity	$2,740,546	$2,726,062

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Revenues:
Rental revenues	$4,021	$469	$7,561	$719
Net unrealized gain on mortgage loans	27,499	88,726	130,842	258,898
Net realized gain on mortgage loans	12,874	13,727	47,528	33,867
Net realized gain on mortgage loans held for sale	100	302	505	302
Net realized gain on real estate	13,914	3,310	36,926	4,544
Interest income	115	2,568	595	2,757
Total revenues	58,523	109,102	223,957	301,087
Expenses:
Residential property operating expenses	16,574	9,247	45,890	13,550
Real estate depreciation and amortization	2,050	313	4,392	464
Real estate and mortgage loan selling costs and impairment	10,705	5,542	34,235	8,775
Mortgage loan servicing costs	13,477	21,226	47,989	49,588
Interest expense	14,436	11,699	39,477	24,352
General and administrative	3,147	1,819	9,497	5,665
Related party general and administrative	4,988	21,530	25,789	51,629
Total expenses	65,377	71,376	207,269	154,023
Other income	1,518	—	3,518	383
(Loss) income before income taxes	(5,336)	37,726	20,206	147,447
Income tax expense	27	50	53	76
Net (loss) income	$(5,363)	$37,676	$20,153	$147,371

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.09)	$0.66	$0.35	$2.63
Weighted average common stock outstanding – basic	57,056,625	57,174,150	57,154,734	55,930,010
(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.09)	$0.66	$0.35	$2.62
Weighted average common stock outstanding – diluted	57,056,625	57,406,325	57,351,014	56,312,104

Dividends declared per common share	$0.55	$0.55	$1.73	$1.48

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total equity

December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$—	$1,326,911
Issuance of common stock, including stock option exercises	33,034	—	104	—	—	104
Treasury shares repurchased	—	—	—	—	(19,983)	(19,983)
Dividends on common stock ($1.73 per share)	—	—	—	(98,302)	—	(98,302)
Share-based compensation	—	—	139	—	—	139
Net income	—	—	—	20,153	—	20,153
September 30, 2015	57,225,246	$572	$1,227,334	$21,099	$(19,983)	$1,229,022

	Common stock
	Number of shares	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Total equity

December 31, 2013	42,286,669	$423	$758,584	$26,420	$—	$785,427
Issuance of common stock, including stock option exercises	14,899,918	149	483,557	—	—	483,706
Cost of issuance of common stock	—	—	(15,290)	—	—	(15,290)
Dividends on common stock ($1.48 per share)	—	—	—	(84,570)	—	(84,570)
Share-based compensation	—	—	170	—	—	170
Net income	—	—	—	147,371	—	147,371
September 30, 2014	57,186,587	$572	$1,227,021	$89,221	$—	$1,316,814

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Operating activities:
Net income	$20,153	$147,371
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(130,842)	(258,898)
Net realized gain on mortgage loans	(47,528)	(33,867)
Net realized gain on sale of mortgage loans held for sale	(505)	(302)
Net realized gain on sale of real estate	(36,926)	(4,544)
Real estate depreciation and amortization	4,392	464
Real estate selling costs and impairment	34,235	8,775
Accretion of interest on re-performing mortgage loans	(581)	(2,475)
Share-based compensation	139	170
Amortization of deferred financing costs	4,271	2,241
Changes in operating assets and liabilities:
Accounts receivable	(1,746)	(518)
Related party receivables	—	6,421
Prepaid expenses and other assets	(22)	(5,225)
Deferred leasing costs	(1,287)	—
Accounts payable and accrued liabilities	15,584	2,137
Related party payables	(22,444)	49,337
Net cash used in operating activities	(163,107)	(88,913)
Investing activities:
Investment in mortgage loans	—	(1,241,083)
Investment in real estate	(111,423)	(27,463)
Investment in renovations	(15,936)	(5,957)
Real estate tax advances	(18,438)	(20,244)
Mortgage loan dispositions	190,146	122,023
Mortgage loan payments	19,268	14,903
Disposition of real estate	119,368	11,771
Disposition of preferred stock of affiliate	18,000	—
Change in restricted cash	(12,229)	(6,155)
Net cash provided by (used in) investing activities	188,756	(1,152,205)
Financing activities:
Issuance of common stock, including stock option exercises	204	491,337
Payment of tax withholdings on exercise of stock options	(100)	(7,631)
Cost of issuance of common stock	—	(15,290)
Repurchase of common stock	(19,983)	—
Dividends on common stock	(67,685)	(84,570)
Repurchase of notes under master repurchase agreement	(14,991)	—
Proceeds from issuance of other secured debt	221,691	165,000
Repayments of secured notes	(32,298)	—
Proceeds from repurchase agreement	285,967	952,264
Repayments of repurchase agreement	(371,489)	(296,317)
Payment of deferred financing costs	(9,250)	(3,636)
Net cash (used in) provided by financing activities	(7,934)	1,201,157
Net increase in cash and cash equivalents	17,715	(39,961)
Cash and cash equivalents as of beginning of the period	66,166	115,988
Cash and cash equivalents as of end of the period	$83,881	$76,027

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)(Unaudited)
	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,879	$20,212
Transfer of mortgage loans to real estate owned	367,653	410,913
Transfer of mortgage loans at fair value to mortgage loans held for sale	250,346	—
Transfer of real estate owned to mortgage loans	8,275	5,367
Change in accrued capital expenditures	164	7,712
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances, net	2,550	13,081
Changes in receivables from real estate owned dispositions	1,949	3,097
Dividends declared but not paid	30,617	—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring and managing quality, affordable single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. and its subsidiaries. Initially, we acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios and, commencing in the second quarter of 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties as an avenue to more quickly achieve scale in our rental portfolio where we believe the economics make sense. We also commenced a program to begin purchasing real estate owned (“REO”) properties on a one-by-one basis sourcing listed properties from the Multiple Listing Service and alternative listing sources. Our first purchases of REO properties under this program occurred in the third quarter of 2015.

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

We are managed by AAMC, which we rely on to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of our portfolio. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource. On March 31, 2015, we entered into a new asset management agreement with AAMC (the “New AMA”) with an effective date of April 1, 2015. Our previous asset management agreement with AAMC (the “Original AMA”) had a different incentive fee structure, which we refer to as “incentive management fees,” that gave AAMC a share of cash flow available for distribution to our stockholders as well as reimbursement for certain overhead and operating expenses. The New AMA provides for a new fee structure in which we pay AAMC a base management fee, an incentive management fee and a conversion fee for loans and REOs that become rental properties during each quarter versus the incentive management fee and expense reimbursement structure under the Original AMA. For additional details on the New AMA, please see “Note 7. Related Party Transactions.”

Since we commenced operations, we have financed our business through a combination of equity offerings and repurchase agreements, warehouse lines and securitizations. Since inception, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion. We also entered into three separate repurchase agreements to finance our acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, we also entered into a loan and security agreement (the “Nomura loan agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”). The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. The maximum aggregate funding available to us under the repurchase agreements and the Nomura loan agreement as of September 30, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2015, an aggregate of $929.5 million was outstanding under our repurchase agreements and the Nomura loan agreement. All obligations of our subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by us.

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after

March 2015, we are not eligible for additional funding under the facility, thereby reducing our aggregate funding capacity under the DB repurchase agreement to $91.2 million, which was the amount outstanding under the facility on September 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016 without any additional funding than the $536.0 million that was outstanding at the time of the extension. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

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

Since September 2014, we have also completed three securitization transactions, each of which is summarized below:

•
On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 and not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

•
On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “ARLP 2014-2 Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “ARLP 2014-2 Class M Notes”). We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 and not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

•
On June 29, 2015, we completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 ("ARLP 2015-1") issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 and not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of

ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

We retained all of the ARLP 2014-1 Class M Notes in our taxable REIT subsidiary (“TRS”). On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed the repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

For a more complete description of our repurchase agreements, loan and security agreement and securitization transactions, please see “Note 5. Borrowings.”

Unconsolidated affiliate

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource, a title insurance and reinsurance company in Bermuda. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we were eligible to receive a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource also paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015, or $1.5 million. We accounted for our investment in NewSource using the cost method because we did not exercise significant influence over NewSource. As a result, we recognized preferred dividend income from this investment when received.

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

Residential properties

Purchases of real estate properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land, building and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that qualify as business combinations, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land, building and any identified intangible assets and liabilities. Lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property net of any above or below-market lease concessions, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Upon the acquisition of real estate through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion (“BPO”), a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. We engage third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. We have established validation procedures to confirm the values we receive from third party vendors are consistent with our observations of market values.

These validation procedures include establishing thresholds to identify changes in value that require further analysis. Our current policies require that we update the fair value estimate of each financed REO property at least every 180 days by obtaining a new BPO, which is subject to the review processes of our third party vendors. We generally perform further analysis when the value of the property per the new BPO varies from the old BPO by 25%, or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in the valuation process. As part of this evaluation, our third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide us with a new property value reflecting the analysis they performed or confirm the BPO value we received, in which case we use the new property value or the validated BPO, respectively, for our fair value estimate of the property.

After an evaluation period, we may perform property renovations to those properties that meet our rental investment criteria in order to optimize our rental proceeds. In some instances, we may also perform renovations on REO properties that do not meet our rental investment criteria in order to optimize sale proceeds.  Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, residential rental properties, including any renovations that improve or extend the life of the asset, are accounted for at cost. REO properties that do not meet our rental investment criteria that are held for sale are accounted for at the lower of carrying value or estimated fair value less cost to sell. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three years to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one year to two years.

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

Treasury stock

As previously disclosed, in August 2015, our Board of Directors authorized a share repurchase plan of $100.0 million. During the third quarter of 2015, we repurchased an aggregate of approximately $20.0 million in shares of our common stock under this plan. We account for repurchased common stock under the cost method and include such treasury stock as a component of total shareholders’ equity. Following our third quarter repurchases, we have an aggregate of $80.0 million remaining for repurchases under our Board-approved repurchase plan.

Recently issued accounting standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not expect the impact of adopting these standards to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We do not expect this amendment to have a significant effect on our consolidated financial statements.

2. Mortgage loans

Acquisitions of non-performing residential mortgage loans

During the nine months ended September 30, 2015, we did not acquire any portfolios of residential mortgage loans. During the nine months ended September 30, 2014, we acquired an aggregate of 7,086 residential mortgage loans, substantially all of which were non-performing, and 190 REO properties having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.7 billion. The aggregate purchase price for these acquisitions was approximately $1.1 billion.

During the three and nine months ended September 30, 2015, we recognized a nominal amount and $0.4 million, respectively, for due diligence costs related to a potential purchase of a portfolio of non-performing loans on which we bid but did not ultimately acquire. During the three and nine months ended September 30, 2014, we recognized a nominal amount and $2.9 million, respectively, for due diligence costs related to transactions in both general and administrative expense and related party general and administrative expense.

Generally, we expect that our residential mortgage loan and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO portfolios may be irregularly timed and may involve large portfolios of loans or REO, and the timing and extent of our success in acquiring such assets cannot be predicted. In addition, for any given portfolio of loans that we agree to acquire, we typically acquire fewer loans than originally expected, as certain loans may be resolved prior to the closing date or may fail to meet our diligence standards. The number of loans or REO excluded from an acquisition typically constitutes a relatively small portion of a particular portfolio. In some cases, the number of loans or REO that we do not acquire could be significant. In any case where we do not acquire the full portfolio, appropriate reductions are made to the applicable purchase price.

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

Transfers of non-performing mortgage loans to real estate owned

During the three months ended September 30, 2015 and 2014, we transferred a net of 507 and 1,104 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions ("BPOs") of $90.7 million and $188.2 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded an aggregate of $17.0 million and $41.0 million, respectively, in unrealized gains on mortgage loans.

During the nine months ended September 30, 2015 and 2014, we transferred a net of 1,918 and 2,634 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $359.4 million and $405.5 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded an aggregate of $68.4 million and $93.6 million, respectively, in unrealized gains on mortgage loans. At September 30, 2015, we had 5,348 loans with a carrying value of $1.0 billion that were in the foreclosure process compared to 7,841 loans with a carrying value of $1.5 billion at December 31, 2014.

Dispositions of non-performing residential mortgage loans

During the three months ended September 30, 2015 and 2014, we disposed of 145 and 165 non-performing mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, we recorded $12.9 million and $13.7 million, respectively, of net realized gains on mortgage loans.

During the nine months ended September 30, 2015 and 2014, we disposed of 565 and 416 non-performing mortgage loans, respectively, primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions. In connection with these dispositions, we recorded $47.5 million and $33.9 million, respectively, of net realized gains on mortgage loans.

During the third quarter of 2015, 871 non-performing mortgage loans with a carrying value of $250.3 million were transferred to mortgage loans held for sale in connection with our agreement in principle to sell such non-performing loans to an unrelated third party. Subject to confirmatory due diligence and negotiation of a definitive purchase agreement, we expect this disposition to occur in the fourth quarter of 2015. No assurance can be given that we will consummate this sale on a timely basis or at all.

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

Additionally, we disposed of 12 re-performing mortgage loans acquired in June 2014 through short sale, refinancing or other liquidation events, and two re-performing mortgage loans acquired in June 2014 were converted into REO properties.

Under ASC 310-30, we estimate cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determine the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows is referred to as the accretable yield, which represents the amount that is expected to be recorded as interest income over the remaining life of the loan pool. For the three and nine months ended September 30, 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and nine months ended September 30, 2015, we accreted $0.1 million and $0.6 million, respectively, into interest income with respect to our re-performing loans. As of September 30, 2015, these re-performing loans, having a UPB of $8.3 million and a carrying value of $5.7 million, were held for sale.

The following tables present information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition and changes in the balance of the accretable yield ($ in thousands):

	Nine months ended September 30, 2015
	Accretable Yield	Carrying Amount of Loans
Balance at the beginning of the period	$7,640	$12,535
Additions	—	37
Payments and other reductions, net	(3,285)	(7,453)
Accretion	(581)	581
Balance at the end of the period	$3,774	$5,700

3. Real estate assets, net

Acquisitions

On August 18, 2015, we completed our acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from certain subsidiaries of Invitation Homes (“Invitation Homes”), for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.6 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months.

During the third quarter of 2015, we initiated a program to purchase REO properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. We acquired 10 REO properties under this program in the third quarter of 2015.

During the nine months ended September 30, 2014, we acquired 190 REO properties as part of our portfolio acquisitions for an aggregate purchase price of $27.5 million. We acquired no REO properties during the three months ended September 30, 2014.

Real estate held for use

As of September 30, 2015, we had 5,523 REO properties held for use. Of these properties, 2,105 had been leased, 156 were being listed for rent, 255 were in varying stages of renovation and unit turn status. With respect to the remaining 3,007 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state foreclosure redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination.

As of December 31, 2014, we had 3,349 REO properties held for use. Of these properties, 336 had been leased, 197 were being listed for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet our rental profile. As of September 30, 2014, we had 2,660 REO properties held for use. Of these properties, 216 had been leased, 90 were being listed for rent and 270 were in various stages of renovation. With respect to the remaining 2,084 REO properties, we were in the process of determining whether these properties would meet our rental profile. If a REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

Real estate held for sale

As of September 30, 2015, we classified 747 REO properties having an aggregate carrying value of $133.2 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2014, we had 611 REO properties having an aggregate carrying value of $92.2 million held for sale, and as of September 30, 2014, we had 324 REO properties having an aggregate carrying value of $41.0 million held for sale. None of these REO properties have any operations; therefore, we are not presenting discontinued operations related to these properties.

We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. As of September 30, 2015 we had recognized $11.3 million of impairment on the 747 REO properties having a fair value of $146.6 million. As of December 31, 2014 we had recognized $4.9 million of impairment on the 611 REO properties having a fair value of $96.0 million. As of September 30, 2014, we had recognized $2.7 million of impairment on the 324 REO properties having a fair value of $44.2 million.

Dispositions

During the three and nine months ended September 30, 2015, we sold 357 and 932 REO properties, respectively, through our TRS and recorded $13.9 million and $36.9 million of net realized gains on real estate, respectively. During the three and nine months ended September 30, 2014, we sold 78 and 102 REO properties, respectively, through our TRS and recorded $3.3 million and $4.5 million of net realized gains on real estate, respectively.

4. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted prices in active markets	Observable inputs other than Level 1 prices	Unobservable inputs
September 30, 2015
Recurring basis (assets)
Mortgage loans	$—	$—	$1,380,575
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$146,646
Transfer of real estate owned to mortgage loans	$—	$—	$8,275
Transfer of mortgage loans to real estate owned	$—	$—	$367,653
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$254,835
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$929,478	$—
Other secured borrowings	$—	$510,608	$—

December 31, 2014
Recurring basis (assets)
Mortgage loans	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	$—	$—	$96,041
Transfer of real estate owned to mortgage loans	$—	$—	$8,400
Transfer of mortgage loans to real estate owned	$—	$—	$595,668
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	$—	$—	$12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	$—	$1,015,000	$—
Other secured borrowings	$—	$336,409	$—

We have not transferred any assets from one level to another level during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable, accrued liabilities, related party payables and, until NewSource's repurchase of our shares in September 2015, our investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans is estimated using our asset manager's proprietary pricing model. The fair value of real estate assets held for sale is estimated using BPOs, estimated sales prices from pending contracts, and discounted cash flow models. The fair value of transfers of mortgage loans to real estate owned is estimated using BPOs. The fair value of mortgage loans held for sale is based on the pricing in a pending sale. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loans, considering a market participant view. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Mortgage loans
Beginning balance	$1,716,489	$2,024,028	$1,959,044	$1,207,163
Investment in mortgage loans	—	184,590	—	1,097,601
Net unrealized gain on mortgage loans	27,499	88,726	130,842	258,898
Net realized gain on mortgage loans	12,874	13,727	47,528	33,867
Transfer of mortgage loans to mortgage loans held for sale	(250,346)	—	(250,346)	—
Mortgage loan dispositions and payments	(57,882)	(60,062)	(205,120)	(143,834)
Real estate tax advances to borrowers	6,611	6,397	18,002	19,119
Reclassification of realized gains on real estate sold from unrealized gains	16,026	3,322	40,003	4,237
Transfer of real estate owned to mortgage loans	5,410	719	8,275	5,367
Transfer of mortgage loans to real estate owned	(96,106)	(189,942)	(367,653)	(410,913)
Ending balance at September 30	$1,380,575	$2,071,505	$1,380,575	$2,071,505

Net unrealized gain on mortgage loans held at the end of the period	$13,022	$55,558	$93,874	$164,378

The following table sets forth the fair value of our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties(1)
September 30, 2015
Current	808	$134,747	$184,084	$196,088
30	97	15,506	21,999	25,575
60	50	8,340	12,937	12,292
90	1,308	195,160	311,326	287,174
Foreclosure	5,348	1,026,822	1,415,239	1,338,722
Mortgage loans	7,611	$1,380,575	$1,945,585	$1,859,851
December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans	10,963	$1,959,044	$2,935,961	$2,693,525
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Number of loans	Carrying value	Unpaid principal balance	Market value of underlying properties(1)
September 30, 2015
Current	19	$4,152	$5,502	$10,235
30	2	291	384	467
60	2	322	458	418
90	229	70,432	94,907	109,879
Foreclosure	662	179,638	253,970	273,012
Mortgage loans held for sale	914	$254,835	$355,221	$394,011
December 31, 2014
Current	68	$8,317	$11,938	$15,154
30	6	$1,118	$1,667	$2,004
60	4	$359	$644	$670
90	24	$2,741	$4,149	$4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value. The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of September 30, 2015 and December 31, 2014:

Input	September 30, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0% to 7.5%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.3
Value of underlying properties	$300 - $5,500,000	$3,000 - $5,300,000

5. Borrowings

Repurchase agreements and the Nomura loan agreement

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements with major financial institutions. The purpose of these repurchase agreements is to finance the acquisition and ownership of mortgage loans, rental properties and unrented REO properties in our portfolio. On April 10, 2015, we also entered into the Nomura loan agreement for the purpose of financing our beneficial ownership of REO properties. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2015, the weighted average annualized interest rate on borrowings under our repurchase agreements and the Nomura loan agreement was 3.39%, excluding amortization of deferred financing costs.

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Maximum borrowing capacity	Book value of collateral	Amount outstanding	Amount of available funding
September 30, 2015
CS repurchase agreement due April 18, 2016	$275,000	$413,395	$229,734	$45,266
Wells repurchase agreement due September 27, 2017	750,000	901,432	480,752	269,248
DB repurchase agreement due March 11, 2016	91,177	201,638	91,177	—
Nomura loan agreement due April 8, 2016	200,000	193,522	127,815	72,185
	$1,316,177	$1,709,987	$929,478	$386,699
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044	$2,956
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509	180,491
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447	26,553
	$1,225,000	$1,819,559	$1,015,000	$210,000

Under the terms of each of our repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage asset and may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable mortgage assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash. Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of September 30, 2015, approximately $19.9 million of the amounts outstanding under the CS repurchase agreement was collateralized by $32.0 million of the Class M Notes issued and retained by us in connection with the securitization completed in September 2014 by ARLP 2014-1, approximately $29.3 million of the amounts outstanding under the CS repurchase agreement was collateralized by $45.1 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in November 2014 by ARLP 2014-2, and approximately $21.0 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the repurchase agreements contain customary events of default. We are restricted by the terms of our repurchase agreements from paying dividends greater than our taxable income in a calendar year.

We are currently in compliance with the covenants and other requirements with respect to the repurchase agreements. We monitor our banking partners’ ability to perform under the repurchase agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase agreements as contractually obligated. For additional information on the repurchase agreements, please see "Note 1. Organization and basis of presentation."

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

Other Secured Debt - Securitizations

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted coupon of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted coupon of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

The following table sets forth data with respect to these notes as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
September 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$203,937
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	249,535
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	138,715
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$513,049
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$339,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

6. Commitments and contingencies

Litigation, claims and assessments

Set forth below are certain developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and the August 10, 2015 filing of our quarterly report on Form 10-Q for the three months ended June 30, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized us to provide notice of the proposed Settlement to stockholders.

We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

Martin v. Altisource Residential Corporation, et al.  In May 2015, two of our purported shareholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action.  Subsequently, opposition and reply briefs were filed by the purported shareholders with respect to these motions. On October 7, 2015, the court entered an order granting the motion of Lei Shi to be lead plaintiff and denying the other motion to be lead plaintiff. The parties are currently negotiating a schedule for the filing of an amended complaint and briefing on a potential motion to dismiss the amended complaint. We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on our and AAMC's motions to dismiss the complaint is complete, and we are awaiting a decision from the court on the motions. Briefing on the remaining defendants' motions to dismiss is ongoing.

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO as defined in the New AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

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

Under the amended fee structure of the New AMA, the fees payable to AAMC declined from $21.1 million in the third quarter of 2014 to $5.0 million in the third quarter of 2015. The $5.0 million fees payable to AAMC in the third quarter of 2015 consists of a $4.7 million Base Management Fee and a $0.3 million Conversion Fee. No Incentive Management Fee was payable to AAMC for the third quarter of 2015 because our return on invested capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 2.0%.  Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of September 30, 2015, the aggregate return shortfall from the prior two quarters under the New AMA was approximately 2.6% of invested capital. Therefore, we must achieve a 4.35% return on invested capital in the fourth quarter before any Incentive Management Fee will be payable to AAMC for the fourth quarter. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried forward cumulative deficit from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

Summary of Related Party Transaction Expenses

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen Financial Corporation (“Ocwen”), Chairman of Altisource, and Chairman of AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of Altisource, Residential and AAMC and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and Altisource are no longer considered related parties of Residential or AAMC as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures.

Transactions under our agreements with Ocwen and Altisource for the current year through January 16, 2015 were not material to our consolidated results of operations.

Our Consolidated Statements of Operations included the following significant related party transactions ($ in thousands):

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Counter-party	Consolidated Statements of Operations location
2015
Expense reimbursements	$—	$750	AAMC	Related party general and administrative expenses
Conversion fee	329	728	AAMC	Related party general and administrative expenses
Base management fee	4,659	9,411	AAMC	Related party general and administrative expenses
Management incentive fee	—	14,900	AAMC	Related party general and administrative expenses
Interest expense	242	563	NewSource	Interest expense
Dividend income	1,518	1,518	NewSource	Other income
Professional fee sharing for negotiation of AMA	—	2,000	AAMC	Other income

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Counter-party	Consolidated Statements of Operations location
2014
Residential property operating expenses (1)	$7,038	$11,238	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	22,173	47,605	Ocwen	Mortgage loan servicing costs
Due diligence and unsuccessful deal costs	4	1,770	Altisource	Related party general and administrative expenses
Expense reimbursements	1,591	4,849	AAMC	Related party general and administrative expenses
Management incentive fee	19,503	44,129	AAMC	Related party general and administrative expenses
_____________
(1) Residential property operating expenses include costs associated with our ownership and operation of rental properties including valuation services. We engage third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use.

On September 30, 2014, pursuant to a master repurchase agreement, our TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

Based on information provided to us by AAMC, AAMC acquired 324,465 shares of our common stock during the third quarter of 2015 in open market transactions, representing approximately 0.58%, of our outstanding common stock.

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

Our directors each receive annual grants of restricted stock equal to $45 thousand based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the nine months ended September 30, 2015 and 2014, we granted 9,924 and 8,245 shares of stock, respectively, pursuant to our 2013 Director Equity Plan with weighted average grant date fair value per share of $18.25 and $27.28, respectively.

We recorded $46 thousand and $139 thousand of compensation expense related to these grants for the three and nine months ended September 30, 2015, respectively, and recorded $57 thousand and $170 thousand of compensation expense for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and 2014, we had $0.1 million and $0.2 million, respectively, of unrecognized share-based compensation cost remaining with respect to the director grants, each to be recognized over a weighted average remaining estimated term of 0.7 years.

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

On March 31, 2015, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, which was paid on April 23, 2015 to all stockholders of record as of the close of business on April 13, 2015. On June 18, 2015, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, which was paid on July 15, 2015 to all stockholders of record as of the close of business on June 30, 2015. On September 18, 2015, our Board of Directors declared quarterly cash dividend of $0.55 per share of common stock, which was paid on October 15, 2015 to all stockholders of record as of the close of business on September 30, 2015.

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

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. Through December 31, 2014, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance. The TRS has continued to operate at a cumulative taxable loss through September 30, 2015 which resulted in our recording additional deferred tax assets and a corresponding valuation allowance. As of September 30, 2015, we are forecasting that the TRS will not be profitable for the 2015 fiscal year.

We recorded state income tax expense on our consolidated operations for the nine months ended September 30, 2015. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of September 30, 2015 and 2014, we did not accrue interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the nine months ended September 30, 2015 and 2014. We recorded nominal state and local tax expense on income and property for the nine months ended September 30, 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2014.

10. Earnings per share

The following table sets forth the components of diluted earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Numerator
Net (loss) income	$(5,363)	$37,676	$20,153	$147,371

Denominator
Weighted average common stock outstanding – basic	57,056,625	57,174,150	57,154,734	55,930,010
Stock options using the treasury method	—	231,101	192,870	375,657
Restricted stock	—	1,074	3,410	6,437
Weighted average common stock outstanding – diluted	57,056,625	57,406,325	57,351,014	56,312,104

(Loss) earnings per basic share	$(0.09)	$0.66	$0.35	$2.63
(Loss) earnings per diluted share	$(0.09)	$0.66	$0.35	$2.62

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Denominator (in weighted-average shares)
Stock options	215,773	—	—	—
Restricted stock	9,924	—	—	—

11. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing sub-performing and non-performing mortgage loans and single-family rental properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and acquisition and ownership of rental residential properties.

Item 2. Management's discussion and analysis of financial condition and results of operations

Our Company

We are a Maryland REIT focused on acquiring and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. and its subsidiaries.
Initially, we had acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which we believe was a differentiated approach that strategically positioned us to take advantage of market opportunities better than market participants that were solely focused on REO acquisitions. Given evolving market conditions, commencing in the second quarter of 2015, we refocused our acquisition strategy to opportunistically acquire single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in our rental portfolio where we believe the economics make sense.

Management Overview

The first nine months of 2015 have been a period of marked change for our company. We have taken many crucial steps that we believe are necessary and appropriate to become one of the preeminent single family rental operators in the industry and position us for future growth and success. Among others, these important steps include:

•
We transferred approximately two-thirds of servicing, representing almost all of our non-securitized loans, away from Ocwen to two new mortgage loan servicing vendors, Fay Servicing and BSI Financial Services. These servicing transfers diversified our servicing base and provided us with more bandwidth to service and convert our loan portfolio into single-family rentals.

•
We renewed, extended and upsized our repurchase and loan facilities with our lenders throughout the first nine months of 2015 and continued to securitize our non-performing loan portfolios. Our amended repurchase and loan facilities have provided us with substantially more financing capacity for our REO portfolio as our total portfolio has been transitioning from one dominated by non-performing loans to a portfolio with substantial REO and single-family rental properties. We expect that the amended agreements will also enable us to leverage and sell more properties that do not meet our rental criteria, providing us with more liquidity to purchase properties for our rental portfolio. Our total funding capacity under these new and amended facilities as of September 30, 2015 was $1.3 billion, and our remaining available financing capacity as of September 30, 2015 was approximately $386.7 million.

•
We diversified our single-family acquisition strategies to acquire single-family rentals in bulk and/or directly purchase REOs on a one-by-one basis to more quickly and efficiently build our rental portfolio, as non-performing loans have become higher priced and economically unattractive. Since we commenced this diversified acquisition strategy, we have increased our rental portfolio from 984 properties at June 30, 2015 to 2,516 properties at September 30, 2015, a 156% increase. Our rental income approximately doubled in the third quarter compared to the prior quarter.

•
We commenced efforts to sell non-performing loans that we expect will not meet our rental portfolio criteria to take advantage of attractive market pricing. Non-performing loan sales are expected to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. The aggregate agreed-upon price of the first non-performing loan portfolio sale of 871 non-performing loans is in the range of 1% - 2% of our balance sheet carrying value of the loans which is strong evidence that non-performing loans are correctly marked on our balance sheet. We expect to close this transaction in the fourth quarter of 2015.

•
We entered into the New AMA with Altisource Asset Management with AAMC which has had the effect of lowering our asset management fees and reducing operating costs while ensuring a long-term relationship with AAMC. We believe our relationship with AAMC is strong, and we rely on AAMC to provide us with sound asset management and corporate governance services.

•
We have focused on building and maintaining a stabilized rental portfolio with high occupancy rates and attractive long-term operating margin prospects. We have developed and employed internal proprietary models to identify and purchase rental properties with optimal rental return metrics in areas that have attractive occupancy levels and rental margins. We believe our initial areas of focus have begun to generate attractive rental yields. We will continue to develop our rental portfolio in targeted locations that continue to meet our objectives and where we can build scale without saturating the market.

•
We have continued to develop our relationship with Altisource to make the services, renovation and property management processes more efficient and cost effective while also providing us with operational scale. We believe Altisource provides us with a competitive advantage by providing us with a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care. As of September 30, 2015, Altisource managed more than 42,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 270,000 inspections and 157,000 repair and maintenance orders on a monthly basis and has more than 8,700 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 30,000 transactions annually.

•
We are also undertaking grass roots efforts to offer quality, affordable rental homes to working class families while offering them incentives and beneficial programs to improve their credit ratings and provide them with opportunities to improve their living situations. For example, we are commencing programs to offer incentives to renters who consistently pay their rents in a timely fashion, including rent discounts and the flexibility to move to bigger and better properties within our rental portfolio. We are also considering implementing rent-to-own programs for qualified renters and are offering access to credit and other counseling through third parties to help provide information to families to improve their credit profiles. We are also offering rental homes with internet connectivity, as we believe internet capability will provide families who rent our homes with better educational capacity and availability. We believe these incentives will make our rental properties highly attractive in the markets in which we compete.

Although these crucial steps have presented short-term challenges to our financial performance, we believe they are critical to our strategy of building long term shareholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield.

Observations on Current Market Opportunities

We believe that the economic crash of 2008 and other events affecting the housing and mortgage market in recent years have created a significant rental demand for single-family properties. We historically have had opportunities to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We believe that our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties as well as direct purchases of rental properties has enabled us to compete more effectively for attractive opportunities to expand our portfolio, including, without limitation, through the acquisition of distressed mortgage loans, portfolios of single-family rental properties, and REO properties.

In the first two and one-half years of our operations, although we had considered the alternative approaches to acquiring single-family rental homes described above, our most opportunistic acquisition strategy involved acquiring portfolios of non-performing loans. However, as market conditions have continued to evolve, and non-performing mortgage loan pools have become relatively higher priced, opportunities in these alternative acquisition strategies have increased and become more prevalent in the marketplace. Although we continue to review, assess and bid on portfolios of non-performing mortgage loans, entities are seeking to sell portfolios of REO properties and rental properties. We have now commenced acquisitions through these other sources of single-family rental assets, including the acquisition of portfolios of single-family rental properties and the purchase of certain REO properties on a one-by-one basis, as we believe they may also provide alternative attractive avenues to grow our rental portfolio.

On August 18, 2015, we completed our previously disclosed acquisition of 1,314 single-family properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from Invitation Homes for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.6 million based upon the costs we would have incurred to lease the properties and is being amortized over the average remaining life of the leases.

During the third quarter of 2015, we also initiated a program to purchase REO properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. We acquired 10 REO properties under this program in the third quarter of 2015 and expect this program to grow in future quarters.

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

Historical Purchases of Non-Performing Mortgage Loans

During 2014 and 2013 we acquired portfolios consisting of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate unpaid principal balance (“UPB”) of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.5 billion. We did not complete any acquisitions of non-performing residential loan portfolios in the nine months ended September 30, 2015.

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

From inception through September 30, 2015, we modified an aggregate of 994 mortgage loans, converted an aggregate of 5,824 non-performing and two re-performing mortgage loans into REO properties and disposed of an aggregate of 1,511 non-performing and 12 re-performing mortgage loans through short sale, refinancing or other liquidation events. Additionally, 871 non-performing mortgage loans were transferred to mortgage loans held for sale in the third quarter of 2015.

We strive to modify as many sub-performing and non-performing loans as possible. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes. We also sold 1,157 REO properties from inception through September 30, 2015.

As of September 30, 2015, our portfolio consisted of 7,611 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.9 billion. We also owned 6,270 REO properties with an aggregate carrying value of $950.0 million, of which 5,523 were held for use and 747 were held for sale. Of the 5,523 REO properties held for use, 2,105 properties had been leased, 156 were being listed for rent, 255 were in varying stages of leasehold renovation and unit turn status. With respect to the remaining 3,007 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. We also own 43 re-performing mortgage loans held for sale having an aggregate UPB of approximately $8.3 million and an aggregate market value of underlying properties of approximately $10.4 million as of September 30, 2015.

Sales of Non-performing Loans

As market conditions in the non-performing residential mortgage loan industry have continued to develop and pricing of non-performing loan portfolios have increased, we have been reviewing our portfolio of non-performing loans that we know will not be rented by us to consider offering portions of our portfolio for sale to eligible purchasers. We believe that such potential sales not only will allow us to dispose of non-performing loans for properties that we know will not be rented, but it also could enable us to recycle our assets to provide us with more liquidity and buying power to purchase additional single-family rental assets. As such, we view our portfolio of non-performing loans as a potential growth engine for our business to purchase single-family assets, which we believe provides us with an advantage, particularly at times when it is challenging to access equity markets.

During the third quarter of 2015, 871 non-performing mortgage loans with a carrying value of $250.3 million were transferred to mortgage loans held for sale and offered for sale to interested bidders. Following the bidding process, in September 2015, we agreed in principle to sell such 871 non-performing mortgage loans, with an aggregate UPB of $346.9 million, or approximately 15% of our aggregate loan UPB, to an unrelated third party for an aggregate purchase price of approximately $250 million, which is within the range of 1% to 2% of our balance sheet carrying value for the loans. Subject to confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction in the fourth quarter of 2015. No assurance can be given that we will consummate this sale on a timely basis or at all.

Transition to New Servicers

As previously disclosed, during the first quarter of 2015, we appointed two new servicers, Fay Servicing (“Fay”) and BSI Financial Services (“BSI”). By the end of April 2015, we had transferred the servicing on mortgage loans of approximately $1.1 billion of UPB from Ocwen to Fay and BSI. We believe that these servicing transfers were beneficial for our long term prospects, but the transfer of a large portion of our loans during the first quarter hampered our resolution efforts on those loans, which negatively impacted our results for the first three quarters of 2015. We also had previously disclosed that we expected to continue to transfer servicing away from Ocwen. As such, in June 2015, we transferred servicing on mortgage loans of approximately $680 million of UPB to Fay and BSI. Although these transfers have hampered our ability to covert loans to REO during 2015, and may continue to hamper our resolution efforts in the short term, we believe these transfers will be beneficial to us in the long term.

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

On March 31, 2015, we entered into a new Asset Management Agreement (the "New AMA") with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure that replaces the incentive fee structure under the original asset management agreement with AAMC (the “Original AMA”) as follows:

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO as defined in the New AMA) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

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

Under the amended fee structure of the New AMA, the fees payable to AAMC declined from $21.1 million in the third quarter of 2014 to $5.0 million in the third quarter of 2015. The $5.0 million fees payable to AAMC in the third quarter of 2015 consists of a $4.7 million Base Management Fee and a $0.3 million Conversion Fee. No Incentive Management Fee was payable to AAMC for the third quarter of 2015 because our return on invested capital (as defined in the New AMA) for the quarter was below the required hurdle rate by a return of approximately 2.0%.  Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee.  As of September 30, 2015, the aggregate return shortfall from the prior two quarters under the New AMA was approximately 2.6% of invested capital. Therefore, we must achieve a 4.35% return on invested capital in the fourth quarter before any Incentive Management Fee will be payable to AAMC for the fourth quarter. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

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

As a greater number of our REO properties are renovated and deemed suitable for rental and as the number of our acquired assets that are REO properties to be held for rent increases, we expect a greater portion of our revenues will be rental revenues. For the non-performing loans we have acquired to date, the average number of days to determine whether a property met our rental profile was 180 days for the 332 properties on which renovations began during 2015. The average renovation expense was $23,778 per property for 558 renovations completed during 2015, the average number of days between commencement of renovation and listing of the property for rent was 50 days for 263 properties for which renovation began during 2015, and the average number of days from listing to leasing a property was 27 days for 492 properties listed in 2015. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Our occupancy rate at September 30, 2015 was 93%. Our rental properties had an average annual rental rate of $12,098 per home for the 2,105 properties that were leased at September 30, 2015.

Although we seek to lease the majority of REO properties we acquire, we also sell the properties that do not meet our rental investment criteria to generate additional cash for reinvestment in other acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

Our investment strategy is to develop a portfolio of single-family rental properties in the United States that provides attractive risk-adjusted returns on invested capital.  In determining which REO properties we retain for our rental portfolio, we consider various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

Expenses

Our expenses have primarily consisted of rental property operating expenses, depreciation and amortization, real estate and mortgage loan selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses and expense reimbursement as well as fees to our Manager under the Original AMA or the New AMA, as applicable. Rental property operating expenses are expenses associated with our ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Real estate and mortgage loan selling costs and impairment represents our estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Historically, expense reimbursement consisted primarily of employee salaries of AAMC in direct correlation to the services they provided on our behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Historically, fees to our Manager we based on the amount of cash available for distribution to our stockholders for each period. Under the New AMA the management fees we pay to AAMC are based on a combination of a percentage of our invested capital , a conversion fee for assets that convert to single-family rentals during each period and our return on invested capital. The percentage payment on each of these metrics will vary based on our number of leased properties.

Other factors affecting our consolidated results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to source sub-performing and non-performing loans, other residential mortgage loans and REO properties. We believe that there is currently a large potential supply of sub-performing and non-performing mortgage loans, REO properties and single family rental properties available to us for acquisition.

Generally, we expect that our residential mortgage loan and single-family rental and REO portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO properties may be irregularly timed and may at times involve large portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Loan Resolution Activities

Our business model is, and has been, affected by the success of our loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. With respect to our loan portfolio, our preferred resolution methodology has been to modify the sub-performing and non-performing loans. We believe modification followed by refinancing generates near-term cash flows and provides the highest possible economic outcome for us on our loan portfolio. Upon liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan, we record net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used by us for each loan.

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

The size and composition of our mortgage loans at fair value and our REO portfolios are, and have been, a key factor affecting our overall operating results. The following table summarizes, by quarter and for the nine-month periods, the key metrics reflecting the operating performance of these portfolios.

	First quarter 2014	Second quarter 2014	Third quarter 2014	Nine months ended September 30, 2014	First quarter 2015	Second quarter 2015	Third quarter 2015	Nine months ended September 30, 2015
Mortgage Loans (1)
Beginning balance	8,054	11,509	12,070	8,054	10,963	10,089	9,134	10,963
Acquisitions	4,207	1,590	1,289	7,086	—	—	—	—
Dispositions	(116)	(135)	(165)	(416)	(150)	(270)	(145)	(565)
Transferred to held for sale	—	—	—	—	—	—	(871)	(871)
Mortgage loan conversions to REO	(637)	(907)	(1,113)	(2,657)	(728)	(692)	(537)	(1,957)
Reversions to mortgage loans (2)	1	13	9	23	4	7	30	41
Ending balance	11,509	12,070	12,090	12,090	10,089	9,134	7,611	7,611

Modifications	81	90	179	350	126	131	118	375
Loan reinstatements	19	30	64	113	67	38	51	156

Real Estate Owned
Beginning balance	262	896	1,958	262	3,960	4,430	4,796	3,960
Acquisitions	—	190	—	190	—	—	1,324	1,324
Dispositions	(2)	(22)	(78)	(102)	(254)	(321)	(357)	(932)
Mortgage loan conversions to REO (3)	637	907	1,113	2,657	728	694	537	1,959
Reversions to mortgage loans (2)	(1)	(13)	(9)	(23)	(4)	(7)	(30)	(41)
Ending balance	896	1,958	2,984	2,984	4,430	4,796	6,270	6,270

Leased	35	102	216	216	587	777	2,105	2,105
Listed for rent	17	40	90	90	151	96	156	156
Renovation or unit turn	48	140	270	270	116	111	255	255
Other (4)	796	1,676	2,408	2,408	3,576	3,812	3,754	3,754
	896	1,958	2,984	2,984	4,430	4,796	6,270	6,270
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(3)	Second quarter 2015 conversions to REO included 2 properties that were previously in our re-performing mortgage loans held for sale.

(4)	Includes properties with a status of evaluating strategy or held for sale.

In addition, as of September 30, 2015, 87 of our mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

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

Existing Portfolio

During 2014 and 2013 we acquired portfolios consisting of an aggregate of 15,817 residential mortgage loans, substantially all of which were non-performing, and 277 REO properties having an aggregate UPB of approximately $4.2 billion and an aggregate market value of underlying properties of approximately $3.6 billion. The aggregate purchase price for these acquisitions was approximately $2.5 billion. We did not complete any portfolio acquisitions in the nine months ended September 30, 2015.

Throughout this report, all unpaid principal balance and market value amounts for the portfolios we have acquired are provided as of the applicable “cut-off” date for each transaction unless otherwise indicated. We refer to the assets underlying our completed acquisitions as our “Existing Portfolio.” The Existing Portfolio does not include assets acquired as REO. As defined in this quarterly report, our “Existing Portfolio” does not include the 43 re-performing mortgage loans having an aggregate UPB of approximately $8.3 million and an aggregate market value of underlying properties of approximately $10.4 million as of September 30, 2015, which are included in mortgage loans held for sale. The Existing Portfolio also does not include the 871 non-performing mortgage loans transferred to mortgage loans held for sale in the third quarter of 2015, which disposition is expected to occur in the fourth quarter of 2015.

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

As of September 30, 2015, we had 6,270 REO properties, consisting of 5,523 REO properties held for use and 747 held for sale. Of the 5,523 REO properties held for use, 2,105 properties had been leased, 156 were being listed for rent, 255 were in varying stages of renovation and unit turn status. With respect to the remaining 3,007 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds. As of September 30, 2014, we had 2,660 REO properties held for use. Of these properties, 216 had been leased, 90 were being listed for rent and 270 were in various stages of renovation. With respect to the remaining 2,084 REO properties at September 30, 2014, we were in the process of determining whether these properties would meet our rental profile. Additionally, 324 REO properties owned as of September 30, 2014 were held for sale.

The following table sets forth a summary of our REO properties as of September 30, 2015 ($ in thousands):

State / District	Number of properties	Carrying value (1) (2)	Weighted average age in years (3)
Alabama	40	$5,507	25
Alaska	1	185	32
Arizona	112	21,591	22
Arkansas	46	4,148	33
California	640	202,129	36
Colorado	38	8,847	30
Connecticut	40	7,317	58
Delaware	18	2,740	42
District of Columbia	1	218	105
Florida	974	145,955	27
Georgia	1,502	135,797	34
Hawaii	2	339	24
Idaho	19	2,885	33
Illinois	405	62,684	45
Indiana	177	19,326	32
Iowa	10	887	48
Kansas	23	1,872	53

Kentucky	63	6,824	35
Louisiana	30	3,361	30
Maine	11	1,230	146
Maryland	248	47,790	38
Massachusetts	52	10,211	79
Michigan	97	12,012	43
Minnesota	72	12,115	45
Mississippi	11	1,006	31
Missouri	56	6,197	47
Montana	3	794	31
Nebraska	6	736	61
Nevada	21	3,031	18
New Hampshire	14	2,229	69
New Jersey	75	12,078	67
New Mexico	34	4,306	23
New York	70	13,192	75
North Carolina	216	26,635	20
Ohio	125	15,260	44
Oklahoma	21	2,039	35
Oregon	11	1,819	44
Pennsylvania	258	34,498	55
Rhode Island	35	4,851	75
South Carolina	124	14,926	25
South Dakota	2	295	56
Tennessee	79	9,616	26
Texas	174	22,602	27
Utah	75	13,719	32
Vermont	4	631	142
Virginia	81	23,099	30
Washington	35	7,196	35
West Virginia	2	597	24
Wisconsin	116	12,505	53
Wyoming	1	209	25
Total	6,270	$950,036	36

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

The remainder of our Existing Portfolio consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our Existing Portfolio of mortgage loans for acquisitions completed through September 30, 2015 was 70% of the aggregate market value, as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date.

As of September 30, 2015, the aggregate carrying value of our Existing Portfolio of mortgage loans was $1.4 billion (which does not include the carrying value of our REO properties of an additional $950.0 million). The carrying value of mortgage loans is based on our asset manager's proprietary pricing model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 4 to our consolidated financial statements.

The table below provides a summary of the sub-performing and non-performing residential mortgage loans in our Existing Portfolio based on the respective UPB and respective market values of underlying properties as of September 30, 2015 ($ in thousands):

Location	Loan count	UPB	Market value of underlying properties (1)	Weighted average market LTV (2)
Alabama	38	$5,969	$4,532	178.8%
Alaska	3	672	1,055	65.9%
Arizona	78	20,648	19,331	118.2%
Arkansas	37	3,217	3,623	104.8%
California	766	363,164	405,076	100.5%
Colorado	27	6,577	7,289	100.0%
Connecticut	115	33,735	30,358	136.1%
Delaware	46	8,773	8,344	121.9%
Dist. of Columbia	51	12,907	15,246	103.8%
Florida	1,430	324,463	282,375	132.2%
Georgia	182	30,187	28,109	121.1%
Hawaii	31	18,706	19,183	104.6%
Idaho	17	4,195	4,490	103.7%
Illinois	236	55,575	47,127	158.6%
Indiana	189	24,315	24,050	110.2%
Iowa	17	1,476	1,553	104.9%
Kansas	16	2,127	2,496	98.7%
Kentucky	36	4,555	4,094	122.5%
Louisiana	24	3,670	3,733	109.2%
Maine	31	5,008	4,415	122.8%
Maryland	432	115,272	101,142	130.2%
Massachusetts	225	60,056	59,933	116.3%
Michigan	46	6,545	6,682	131.1%
Minnesota	27	5,983	5,986	126.0%
Mississippi	23	2,707	2,800	108.7%
Missouri	50	4,777	4,423	146.4%
Montana	2	458	525	92.8%
Nebraska	4	462	442	106.6%
Nevada	200	61,335	48,944	139.3%
New Hampshire	10	2,780	2,684	118.5%
New Jersey	872	243,037	188,589	153.7%
New Mexico	113	16,296	16,545	106.1%
New York	568	176,807	186,694	112.4%
North Carolina	150	20,655	20,422	116.7%
North Dakota	1	123	130	94.7%
Ohio	84	12,342	11,082	451.0%
Oklahoma	24	3,689	3,519	110.9%

Oregon	87	24,867	24,486	109.2%
Pennsylvania	181	34,020	29,697	130.8%
Puerto Rico	2	216	235	94.7%
Rhode Island	60	13,584	7,867	210.6%
South Carolina	148	27,047	26,265	114.6%
South Dakota	2	281	177	167.7%
Tennessee	51	7,879	7,786	122.1%
Texas	343	41,604	55,637	83.8%
Utah	29	6,404	6,755	101.0%
Vermont	6	1,040	993	121.4%
Virginia	86	27,010	26,930	110.8%
Washington	367	91,524	90,119	113.1%
West Virginia	8	1,009	842	129.7%
Wisconsin	40	5,837	5,041	130.6%
Total mortgage loans	7,611	$1,945,585	$1,859,851	125.4%
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

(2)	Weighted average loan to value (LTV) is based on the loan to value weighted by unpaid principal balance for each state.

Results of operations

Three and nine months ended September 30, 2015 versus three and nine months ended September 30, 2014

Rental revenues

Rental revenues increased to $4.0 million and $7.6 million for the three and nine months ended September 30, 2015, respectively, compared to $0.5 million and $0.7 million for the three and nine months ended September 30, 2014, respectively. The number of leased properties increased to 2,105 at September 30, 2015 from 216 at September 30, 2014, primarily due to our acquisition of 1,314 rental properties from Invitation Homes in August 2015. We also had an additional 156 properties listed for rent at September 30, 2015. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and repair costs and our renters’ desire to remain in our properties.

Net unrealized gain on mortgage loans

Our net unrealized gains on mortgage loans decreased to $27.5 million and $130.8 million for the three and nine months ended September 30, 2015, respectively, from $88.7 million and $258.9 million for the three and nine months ended September 30, 2014, respectively. This decrease was primarily related to lower unrealized gains on loans converted to REO status and continued friction costs due to our servicing transfers during 2015. This decline was further emphasized by the fact that we have not purchased any portfolios of mortgage loans in 2015, which led to fewer loans available for conversion to REO. The net unrealized gains for the three and nine months ended September 30, 2015 and 2014 can be categorized into the following three components:

•
First, we recognized an aggregate of $17.0 million and $68.4 million in unrealized gains upon conversion of mortgage loans to REO for the three and nine months ended September 30, 2015, respectively, compared to $41.0 million and $93.6 million for the three and nine months ended September 30, 2014, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and nine months ended September 30, 2015, we converted a net of 507 and 1,918 mortgage loans to REO status, respectively, compared to a net of 1,104 and 2,634 mortgage loans converted to REO status during the three and nine months ended September 30, 2014, respectively; and

•
Second, we recognized an aggregate of $33.9 million and $126.6 million in unrealized gains from the net increase in the fair value of loans for the three and nine months ended September 30, 2015, respectively, compared to $56.3 million and $177.5 million in unrealized gains during the three and nine months ended September 30, 2014, respectively. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, we reclassified an aggregate of $23.4 million and $64.2 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of non-performing mortgage loans for the three and nine months ended September 30, 2015, respectively. This compares to an aggregate of $8.6 million and $12.2 million reclassed from unrealized gains on mortgage loans to realized gains for the three and nine months ended September 30, 2014, respectively.

Through the resolution of non-performing loans and the transfer of 871 non-performing loans to mortgage loans held for sale, our Existing Portfolio of non-performing loans has decreased from 10,963 loans at December 31, 2014 to 7,611 loans at September 30, 2015. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $12.9 million for the three months ended September 30, 2015 from $13.7 million for the three months ended September 30, 2014 principally due to our disposition of 145 mortgage loans in the three months ended September 30, 2015 as compared to our disposition of 165 mortgage loans in the three months ended September 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net realized gains on mortgage loans increased to $47.5 million for the nine months ended September 30, 2015 from $33.9 million for the nine months ended September 30, 2014 principally due to our disposition of 565 mortgage loans in the nine months ended September 30, 2015 as compared to our disposition of 416 mortgage loans in the nine months ended September 30, 2014, primarily from short sales, foreclosure sales and sale of re-performing loans.

Net realized gain on real estate

Net realized gains on real estate were $13.9 million and $36.9 million for the three and nine months ended September 30, 2015, respectively, during which we disposed of 357 and 932 residential properties, respectively. We disposed of 78 and 102 residential properties during the three and nine months ended September 30, 2014, respectively, and recorded net realized gains on real estate of $3.3 million and $4.5 million for the three and nine months ended September 30, 2014, respectively.

Interest income

Interest income increased to $0.1 million and $0.6 million for the three and nine months ended September 30, 2015, respectively, as we accreted $0.1 million and $0.6 million, respectively, into interest income with respect to the re-performing loans acquired in June 2014. Interest income was $2.6 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, as we accreted $2.5 million into interest income with respect to the re-performing loans for the three and nine months ended September 30, 2014.

Residential property operating expenses

We incurred $16.6 million and $45.9 million of residential property operating expenses for the three and nine months ended September 30, 2015, respectively, compared to $9.2 million and $13.6 million for the three and nine months ended September 30, 2014, respectively. At September 30, 2015, we had 6,270 REO properties and 2,105 leased properties compared to 2,984 REO properties and 216 leased properties at September 30, 2014. We expect to incur increasing residential property operating expenses as we convert more mortgage loans to and/or acquire more residential properties. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy also will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $2.1 million and $4.4 million of real estate depreciation and amortization for the three and nine months ended September 30, 2015, respectively, compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, reflecting the growth in our rental portfolio. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate and mortgage loan selling costs and impairment

Real estate selling costs of REO held for sale were $5.9 million and $19.7 million for the three and nine months ended September 30, 2015, respectively, compared to $3.0 million and $6.2 million for the three and nine months ended September 30, 2014, respectively. We also recognized $1.2 million in mortgage loan selling costs for both the three and nine months ended September 30, 2015 related to mortgage loans held for sale. We recognized $3.6 million and $13.4 million REO valuation impairment for the three and nine months ended September 30, 2015, respectively, compared to $2.6 million for the three and nine months ended September 30, 2014. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $13.5 million and $48.0 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and nine months ended September 30, 2015, respectively, compared to $21.2 million and $49.6 million for the three and nine months ended September 30, 2014, respectively. This reduction of servicing costs was primarily due to the conversion, sale or other disposition of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Our loan servicing costs fluctuate based on the size of our mortgage loan portfolio.

Interest expense

We incurred $14.4 million and $39.5 million of interest expense for the three and nine months ended September 30, 2015, respectively, primarily related to borrowings under our repurchase and loan facilities (including amortization of deferred financing costs) compared to $11.7 million and $24.4 million for the three and nine months ended September 30, 2014, respectively, when market interest rates were at historically low levels. The interest rates under our repurchase and loan facilities are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $3.1 million for the three months ended September 30, 2015 from $1.8 million for the three months ended September 30, 2014 primarily due to acquisition costs related to the portfolio of real estate properties acquired from Invitation Homes and higher insurance costs. General and administrative expenses increased to $9.5 million for the nine months ended September 30, 2015 from $5.7 million for the nine months ended September 30, 2014, reflecting increased litigation-based expenses, higher insurance costs due to the growth of our single-family rental portfolio and expenses related to services provided by Ocwen and Altisource that were included in related party general and administrative expenses in 2014.

Related party general and administrative

We incurred $5.0 million and $25.8 million of related party general and administrative expenses for the three and nine months ended September 30, 2015, respectively, compared to $21.5 million and $51.6 million for the three and nine months ended September 30, 2014, respectively. These expenses included $14.9 million in incentive management fees for the nine months ended September 30, 2015, which were due to AAMC under the New AMA compared to $19.5 million and $44.1 million for the three and nine months ended September 30, 2014, respectively, that was due to AAMC as incentive management fees under the Original AMA for the same periods of 2014. Additionally, for the three and nine months ended September 30, 2015, we incurred $5.0 million and $10.1 million, respectively, in base management and conversion fees under the New AMA. The remaining related party general and administrative expenses are related to expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business under the Original AMA, professional fees and due diligence costs related to the acquisition of loan portfolios.

Other income

Other income was $1.5 million and $3.5 million for the three and nine months ended September 30, 2015, respectively, reflecting a dividend of $1.5 million received from NewSource in the third quarter pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter pursuant to a professional fee sharing arrangement for negotiation of the New AMA.

Liquidity and capital resources

As of September 30, 2015, we had cash and cash equivalents of $83.9 million compared to $66.2 million as of December 31, 2014. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements and securitization financings, interest payments we receive from our portfolio of mortgage assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. During the first nine months of 2015, our liquidity position and borrowing capacity has increased under the guidance of our manager through amendments and extensions of our repurchase facilities, the entry into our new loan facility with Nomura and our third completed securitization in June 2015. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing loan portfolio, funding distributions to our stockholders, paying fees to AAMC under the New AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

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

Credit Facilities

We entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements at December 31, 2014 was $1.2 billion. On April 10, 2015, we entered into the Nomura loan agreement for the purpose of financing our beneficial ownership of REO properties. The maximum aggregate funding available to us under the repurchase agreements and the Nomura loan agreement as of September 30, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2015, an aggregate of $929.5 million was outstanding under our repurchase agreements and the Nomura loan agreement. All obligations of our subsidiaries under the repurchase agreements and the Nomura loan agreement are fully guaranteed by us.

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

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement entered into on September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016 and includes a provision that after March 2015 we are not eligible for additional funding under the facility, thereby reducing our aggregate funding capacity under the DB repurchase agreement to $91.2 million which was the amount outstanding under the facility on September 30, 2015.

•
Wells Fargo (“Wells”) is the lender on the repurchase agreement entered into on September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014 the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016 without any additional funding than the $536.0 million that was outstanding at the time of the extension. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

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

Under the terms of each repurchase agreement, as collateral for the funds we draw thereunder, subject to certain conditions, the operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the applicable repurchase agreement is subject to agreement between the lender and us and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Our cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds, plus a margin. We are also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

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

As amended, the three repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement, for the purpose of determining whether such borrowing is adequately collateralized. As of September 30, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repurchase agreements was 17.3%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase agreements and the Nomura loan agreement from December 31, 2014 to September 30, 2015 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Our overall advance rate under the repurchase agreements and the Nomura loan agreement declined from 55.8% at December 31, 2014 to 54.4% at September 30, 2015 as the value of the underlying collateral has increased with time due to our resolution efforts. We do not collateralize any of our repurchase facilities with cash.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guarantee made by us in favor of Nomura. The Nomura loan agreement terminates on April 8, 2016. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of September 30, 2015 was $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

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

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of and for the three months ended September 30, 2015, September 30, 2014 and December 31, 2014 ($ in thousands):

	Three months ended September 30, 2015	Three months ended September 30, 2014	Three months ended December 31, 2014
Balance at end of period	$929,478	$1,258,328	$1,015,000
Maximum month-end balance outstanding during the period	929,478	1,413,357	1,112,883
Weighted average quarterly balance	864,995	1,357,220	1,055,776
Amount of available funding at end of period	386,699	396,672	210,000

Securitizations

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 ("ARLP 2014-1") issued $150.0 million in Class A Notes (the “ARLP 2014-1 Class A Notes”) with a weighted coupon of approximately 3.47% and $32.0 million in Class M Notes (the “ARLP 2014-1 Class M Notes”) with a weighted coupon of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $203.1 million.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 14, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 ("ARLP 2014-2") issued $270.8 million in Class A Notes (the “ARLP 2014-2 Class A Notes”) with a weighted coupon of approximately 3.85% and $234.0 million in Class M Notes (the “ARLP 2014-2 Class M Notes”). ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-4 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $325.0 million.

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in Class A Notes (the “ARLP 2015-1 Class A Notes”) with a weighted coupon of approximately 4.01% and $60.0 million in Class M Notes (the “ARLP 2015-1 Class M Notes”). ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $284.5 million.

As described above in “—Repurchase Agreements”, we used a portion of the proceeds of the securitizations to repurchase the non-performing loans from the repurchase facilities, as such non-performing loans were used to collateralize the securitization trusts.

The following table sets forth data with respect to these notes as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Interest Rate	Amount outstanding
September 30, 2015
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055(1)	4.01%	$203,937
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.87%	249,535
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	138,715
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$513,049
December 31, 2014
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054(2)	3.85%	$269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044(3)	3.47%	150,000
ARLP 2014-1 Class M Notes due September 25, 2044(4)	4.25%	32,000
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
		$339,082
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(3)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(4)	The expected redemption date for the Class M Notes is September 25, 2018.

Treasury shares

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock.  At September 30, 2015, a total of $20.0 million in shares of our common stock have been repurchased under this authorization.  Repurchased shares are held as treasury stock and are available for general corporate purposes.  We have an aggregate of $80.0 million remaining for repurchases under our Board-approved repurchase plan.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Change
Net cash used in operating activities	$(163,107)	$(88,913)	$(74,194)
Net cash provided by (used in) investing activities	188,756	(1,152,205)	1,340,961
Net cash (used in) provided by financing activities	(7,934)	1,201,157	(1,209,091)
Total cash flows	$17,715	$(39,961)	$57,676

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 consisted primarily of net income less unrealized gains on our mortgage loans and real estate and adjusted for changes in operating assets and liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of proceeds from the disposition of loans and real estate net of investments in real estate, while net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios net of proceeds from the disposition of loans and real estate. During periods in which we purchase a significant number of mortgage loans and conduct substantial renovations of residential real estate, our cash used in investing activities may exceed cash provided by investing activities.

Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of net repayment of borrowings under repurchase agreements, net proceeds from other secured borrowings, the payment of dividends and the repurchase of our common stock. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of the net proceeds from the issuance of common stock, net borrowings under repurchase agreements and other secured borrowings and the payment of dividends. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance sheet arrangements

We have no off-balance sheet arrangements as of September 30, 2015.

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

Residential properties

Purchases of real estate properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land, building and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that qualify as business combinations, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land, building and any identified intangible assets and liabilities. Lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property net of any above or below-market lease concessions, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Upon the acquisition of real estate through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a broker's price opinion (“BPO”), a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. We engage third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by a broker prove to be incorrect or inaccurate. We have established validation procedures to confirm the values we receive from third party vendors are consistent with our observations of market values.

These validation procedures include establishing thresholds to identify changes in value that require further analysis. Our current policies require that we update the fair value estimate of each financed REO property at least every 180 days by obtaining a new BPO, which is subject to the review processes of our third party vendors. We generally perform further analysis when the value of the property per the new BPO varies from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in the valuation process. As part of this evaluation, our third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide us with a new property value reflecting the analysis they performed or confirm the BPO value we received, in which case we use the new property value or the validated BPO, respectively, for our fair value estimate of the property.

After an evaluation period, we may perform property renovations to those properties that meet our rental investment criteria in order to optimize our rental proceeds. In some instances, we may also perform renovations on REO properties that do not meet our rental investment criteria in order to optimize sale proceeds.  Such expenditures are part of our initial investment in a property and, therefore, are classified as investing activities in our consolidated statement of cash flows. Subsequently, residential rental properties, including any renovations that improve or extend the life of the asset, are accounted for at cost. REO properties that do not meet our rental investment criteria and that are held for sale are accounted for at the lower of the carrying value or estimated fair value less cost to sell. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in deferred leasing and financing costs, net and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one to two years.

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

For additional details on our critical accounting judgments, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our annual report on Form 10-K for the year ended December 31, 2014.

Non-GAAP measures - Estimated REIT taxable income

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. We believe that estimated REIT taxable income is useful because our dividends are determined directly by our REIT taxable income due to a REIT’s requirement to distribute at least 90% of its taxable income in each fiscal year. Estimated REIT taxable income should not be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income ($ in thousands):

	Three months ended September 30, 2015	Nine months ended September 30, 2015
(Loss) income before income taxes	$(5,336)	$20,206
Add net loss of taxable REIT subsidiaries	5,996	20,062
Adjusted net income	660	40,268
Book to tax differences:
Net unrealized gain on mortgage loans	10,699	3,648
Net realized gain on mortgage loans	(3,002)	(7,257)
Net realized gain on re-performing mortgage loans	(13)	99
Net realized gain on real estate sold	(16,026)	(40,000)
Interest income, advances and recoveries	(1,031)	13,583
Depreciation and amortization	773	873
Valuations and impairments	8,118	22,569
Mortgage loan servicing cost	9,609	35,070
Acquisition fees and due diligence	693	729
Other book/tax differences, net	(35)	188
Estimated REIT taxable income	$10,445	$69,770

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

We currently borrow funds at variable rates using secured financings. At September 30, 2015, we had $0.9 billion of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $0.9 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $9.3 million, respectively.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal proceedings

Set forth below are certain developments in our legal proceedings since the March 2, 2015 filing of our annual report on Form 10-K for the year ended December 31, 2014, the May 7, 2015 filing of our quarterly report on Form 10-Q for the three months ended March 31, 2015 and the August 10, 2105 filing of our quarterly report on Form 10-Q for the three months ended June 30, 2015:

The Police Retirement System of Saint Louis v. Erbey, et al. On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the Circuit Court for Baltimore City, Maryland (the “Court") on the same day. By Order dated August 3, 2015, the Court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized us to provide notice of the proposed Settlement to stockholders.

We have been informed by our insurers that the Settlement will be a covered claim under our insurance policy.

Martin v. Altisource Residential Corporation, et al.  In May 2015, two of our purported shareholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action.  Subsequently, opposition and reply briefs were filed by the purported shareholders with respect to these motions. On October 7, 2015, the court entered an order granting the motion of Lei Shi to be lead plaintiff and denying the other motion to be lead plaintiff. The parties are currently negotiating a schedule for the filing of an amended complaint and briefing on a potential motion to dismiss the amended complaint. We believe the complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al.  On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC has filed a similar motion to dismiss the complaint as to all claims asserted against it.  Briefing on our and AAMC's motions to dismiss the complaint is complete, and we are awaiting a decision from the court on the motions. Briefing on the remaining defendants' motions to dismiss is ongoing.

Item 1A. Risk factors

There have been no material changes in our risk factors since December 31, 2014. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015.

Item 2. Unregistered sales of equity securities and use of proceeds

Issuer Purchases of Equity Securities

In August, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock.  At September 30, 2015, we have remaining approximately $80.0 million authorized by our Board of Directors for share repurchases.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending September 30, 2015 (dollars in thousands except price paid per share):

	(a) Total number of shares purchased	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under plans or programs(1)
August 2015	65,000	$15.12	65,000	$99,017
September 2015	1,169,393	16.25	1,234,393	80,017
As of September 30, 2015	1,234,393	$16.19	1,234,393	$80,017
__________
(1) Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

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
10.1 *
Second Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between Altisource Residential, L.P., ARNS, Inc. and Wells Fargo Bank, National Association related to Mortgage Loans.

10.2 *	Third Amended and Restated Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to Mortgage Loans.
10.3 *
Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between ARLP Repo Seller L, LLC, ARLP Repo Seller S, LLC and Wells Fargo Bank, National Association, related to REO Properties.

10.4 *	Limited Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to REO Properties.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	November 9, 2015	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer