Form 10-K
period 2015-12-31
Altisource Residential Corp
filed 2016-02-29
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Altisource Residential Corporation
(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $587.3 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2015 and the assumption that all directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 22, 2016, 55,581,005 shares of our common stock were outstanding (excluding 1,645,075 shares held as treasury stock).

Portions of the registrant's definitive proxy statement for the registrant's 2016 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Residential Corporation
December 31, 2015

i

References in this report to "we," "our," "us," or the "Company" refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” or to our “Manager” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “Altisource” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets on favorable terms;

•	the impact of changes to the supply of, value of and the returns on residential mortgage or single-family rental assets;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	our ability to convert residential mortgage loans to rental properties or acquire single-family rental properties and generate attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

ii

Part I

Item 1. Business

Overview

Altisource Residential Corporation is a Maryland real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental properties for working class families throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P., and its subsidiaries (the “Operating Partnership”). We operate in a single segment focused on the resolution of sub-performing and non-performing mortgages and acquisition and ownership of rental residential properties.

On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100 million. We have a long-term service agreement with Altisource Portfolio Solutions, SA (“Altisource”), a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We believe that our relationship with Altisource and access to its nationwide renovation and property management vendor network enables us to competitively bid on large portfolios of single-family residential properties or a multitude of targeted single-family properties on a one-by-one basis as well as sub-performing and non-performing mortgage loans, when and where deemed attractive by us. For the mortgage loans in our portfolio, we also have servicing agreements with three separate mortgage loan servicers.

We are managed by AAMC, which we rely on to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with the acquisition and management of our portfolio. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource. On March 31, 2015, we entered into a new asset management agreement with AAMC (the “New AMA”) with an effective date of April 1, 2015.

Since we commenced operations, we have financed our business through a combination of equity offerings, repurchase agreements, warehouse lines and securitizations.

Our Business Strategy

We are committed to becoming and maintaining our position as one of the top single-family rental REITs serving working class American families and their communities, while also providing consistent and robust returns on equity and long-term growth for our investors. We believe our business model provides us with operating capabilities that are difficult to replicate and positions us to opportunistically grow and effectively manage our portfolio of single-family rental properties.

First, we believe our diversified acquisition strategy enables us to acquire single-family rental properties at a high yield both (a) through the purchase of rental properties either in bulk or on a one-by-one basis and (b) through the acquisition and resolution of sub-performing and non-performing mortgage loans with the expectation of converting them into single-family rental properties. We believe this diversified approach provides us with more avenues of growth and provides us with an advantage over other acquisition strategies.

Second, our access to Altisource, which employs an established, nationwide renovation and property management infrastructure, provides us with immediate scale and a low cost structure that is unique in the industry today. With Altisource, we are not new to this industry. We are not just building a services platform, which most of our competitors are still doing. We do not need to determine out how to collect rents, complete renovations, manage properties on a large scale, determine how many call centers to have or how evictions really work when done carefully and thoughtfully, because Altisource has a well-developed platform to handle all of these things and more.

Third, our multi-faceted loan resolution methodologies, through our mortgage loan servicers, provide us with earnings capabilities in our non-performing loan portfolio that distinguish us from other single-family rental REITs. We have relationships with three separate, independent servicers who have broad experience in servicing non-performing loans and finding value in our loan portfolio. If we determine to continue building our single-family rental portfolio through additional non-performing and sub-performing loan portfolios, our experience with these servicers and their understanding of our business goals will enable us to continue to compete on various levels through the single-family rental conversion process.

We believe that our acquisition strategies, nationwide renovation and property management infrastructure and multi-faceted loan resolution capabilities provide us with multiple avenues of value creation that will help us to achieve our business objective of generating attractive risk-adjusted returns for our stockholders over the long term.

Acquisition Strategy

We employ a diversified single-family rental property acquisition strategy. Commencing in the second quarter of 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties in order to more quickly achieve scale in our rental portfolio. We expect to opportunistically source, bid on and acquire additional portfolios of single-family rental properties over the course of 2016.

In the second quarter of 2015, we also commenced a program to begin purchasing single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Our first purchases of properties under this program occurred in the third quarter of 2015. As of February 22, 2016, we had purchased 124 properties pursuant to this one-by-one acquisition program and are continuing efforts to expand our capabilities to acquire more properties under this program on a quick and reliable basis.

Prior to the second quarter of 2015, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans. However, as market conditions evolved and the acquisition of sub-performing and non-performing mortgage loan pools became more competitive and higher-priced, we introduced the alternative single-family rental acquisition strategies described above. While we intend to continue to review and assess the acquisition of portfolios of sub-performing and non-performing mortgage loans, we believe that our strategy of acquiring portfolios of single-family rental properties will allow us to achieve scale in our rental portfolio more quickly and with more control over the value, location and projected returns on the targeted assets.

Access to Established Nationwide Property Management Infrastructure

We believe that our 15-year master services agreement with Altisource, pursuant to which Altisource provides us with property management, leasing, renovation management and valuation services, allows us to operate and manage single-family rental properties with cost and operational efficiency as well as predictability. This efficiency and predictability is driven by Altisource’s technology and global workforce. Altisource has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows Altisource to provide services that we believe provide us with the following competitive advantages:

•
The cost structure associated with Altisource’s nationwide vendor network is not dependent upon scale; accordingly, unlike many of our competitors, we do not require a critical size of single-family rental properties to attain the operating efficiencies provided by Altisource's property management services;

•
Single-family residential property and sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; we believe the use of Altisource positions us to bid effectively on single-family asset portfolios with large geographic dispersion;

•
Altisource provides us with a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care;

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

As of December 31, 2015, Altisource managed more than 41,000 vacant pre-foreclosure and real estate owned (“REO”) assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 32,000 transactions annually.

AAMC works directly with Altisource’s vendor management team on our behalf, and AAMC’s construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through AAMC’s team, we coordinate with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain to create a unified look and feel for our single-family rental properties.

Our master services agreement and other support agreements with Altisource are exclusive arrangements, and we believe that these relationships and our direct access to a large vendor network through Altisource provide us with significant competitive advantages over third parties with respect to acquiring and maintaining single-family rental properties. We expect to hold single-family rental property assets over the long term with a focus on developing brand and franchise value.

We also believe that the forecasted growth for the single-family rental marketplace, in combination with our projected asset management and acquisition costs and our ability to acquire high yielding assets nationwide, provides us with a significant opportunity to establish ourselves as a leading residential REIT.

Loan Resolution Activities

The management and/or sale of our legacy portfolio of residential mortgage loans is an important focus of our business. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies, through our servicers, with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we continue to focus on converting a portion of our sub-performing and non-performing loans to performing status and managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio, including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

As discussed above, our loan resolution strategy has typically led to the disposition of non-performing mortgage loans primarily through short sales, refinancing, foreclosure sales and the sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions.

In the third quarter of 2015, we also commenced efforts to sell certain non-performing loans to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet our rental property criteria are expected to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. In the fourth quarter, we completed the first of such sales to two unaffiliated parties of 772 non-performing and re-performing loans with an aggregate unpaid principal balance (“UPB”) of approximately $309.6 million, representing 15% of our loan portfolio by UPB. The final sale price for these portfolios was within approximately 1% of the balance sheet carrying value.

In addition, in December 2015, we commenced an auction to sell an additional portfolio of 1,266 non-performing and re-performing mortgage loans with an aggregate UPB of $434.3 million, representing approximately 24% of our loan portfolio by UPB. On January 19, 2016, following the auction process, we agreed in principle to award the sale to an unrelated third party. The agreed upon price for this portfolio is within approximately 1% of our balance sheet carrying value. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction in the first quarter of 2016. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties.

Following completion of the sale of this additional mortgage loan portfolio, we will have sold 2,227 non-performing and re-performing loans, including 189 loans sold during June 2015, with an aggregate UPB of $790.5 million. We may market additional portfolios of non-performing loans in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate our strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

We are currently contemplating additional sales of non-performing loan portfolios for assets that do not meet our rental criteria.

Resolution of Loans

For the non-performing and sub-performing mortgage loans that we continue to hold and acquire, our preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

Certain of our residential mortgage loans are liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, we record net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used by us for each loan.

A portion of our residential mortgage loans become REO either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, we mark the properties to the most recent market value and recognize net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, which is based on broker price opinions (“BPOs”). The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

We anticipate that REO properties that meet our investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property and generate cash for reinvestment in other acquisitions and dividend distributions.

Real Estate Assets

On August 18, 2015, we completed the acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from a third party seller for an aggregate purchase price of approximately $111.4 million. This purchase was completed following a diligence process in which we were able to access a large portion of the properties being sold and obtain detailed property and tenant information.

During the third quarter of 2015, we also initiated purchases under a program to acquire single-family residential properties on a one-by-one basis through the MLS and alternative listing sources to acquire more single-family rental properties at attractive and predictable values. We believe that the fact that, because these properties are listed on the MLS or another listing source and are unoccupied, they are available to be inspected in order to provide more clarity to the condition of the house. We acquired 98 residential rental properties under this program during 2015 and are continuing efforts to expand our capabilities to acquire more properties under this program at attractive and predictable values during 2016.

During the year ended December 31, 2014, we acquired 237 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

During the year ended December 31, 2013, we acquired 40 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

As of December 31, 2015, we had 6,516 REO properties, consisting of 4,933 REO properties held for use and 1,583 held for sale. Of the 4,933 REO properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent, and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations which require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our pricing which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2014, we had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 properties held for sale. Of the 3,349 properties held for use, 336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties at December 31, 2014, we were in the process of determining whether these properties would meet our rental profile.

The table below provides a summary of our real estate assets and the carrying value by state as of December 31, 2015 ($ in thousands):

Property Location	Property Count	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	39	$4,958	23.8
Alaska	1	185	32.0
Arizona	110	22,933	21.0
Arkansas	30	2,447	36.7
California	624	199,165	36.1
Colorado	37	8,981	28.5
Connecticut	53	9,148	59.1
Delaware	21	2,821	43.5
District of Columbia	1	218	105.0
Florida	922	141,152	27.1
Georgia	1,753	164,500	36.3
Hawaii	3	530	42.2
Idaho	19	2,919	33.9
Illinois	387	58,851	42.8
Indiana	188	20,246	30.6
Iowa	12	1,125	46.5
Kansas	23	1,739	54.1
Kentucky	58	5,797	35.3
Louisiana	21	2,004	35.9
Maine	6	668	166.2
Maryland	310	60,590	37.2
Massachusetts	56	11,335	76.3
Michigan	95	11,781	41.0
Minnesota	62	9,970	43.7
Mississippi	14	1,065	30.4
Missouri	57	5,573	43.9
Montana	3	635	28.8
Nebraska	5	520	59.8
Nevada	25	3,748	21.0
New Hampshire	13	1,868	73.4

New Jersey	89	14,688	60.4
New Mexico	34	4,838	20.4
New York	68	12,917	71.8
North Carolina	222	27,106	19.7
Ohio	118	13,293	41.2
Oklahoma	17	1,831	35.1
Oregon	16	2,718	45.5
Pennsylvania	250	31,806	54.6
Rhode Island	54	6,900	83.6
South Carolina	127	15,740	23.1
South Dakota	3	390	50.4
Tennessee	73	9,283	24.4
Texas	176	26,045	25.2
Utah	73	12,342	31.7
Vermont	5	793	108.6
Virginia	86	26,083	28.6
Washington	49	10,751	33.8
West Virginia	2	456	12.1
Wisconsin	105	10,765	50.3
Wyoming	1	209	25.0
Total real estate assets	6,516	$986,426	36.4
_____________

(1)
The carrying value of an asset is based on historical cost, which generally consists of the market value at the time of acquisition plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

As of December 31, 2015, our highest concentrations of real estate were in three states, California, Florida and Georgia, which accounted for 3,300 properties (50.6% of our real estate assets) with an aggregate carrying value of $504.8 million (51.2% of the carrying value of our real estate assets), with the remainder dispersed among 46 other states and the District of Columbia.

Mortgage Loans

We did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015.

During 2014, we completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion. Additionally, in June 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million.

During 2013, we completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.2 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion.

As of December 31, 2015, we had 5,739 mortgage loans at fair value with an aggregate carrying value of $1.0 billion. The carrying value of mortgage loans is based on our Manager's proprietary pricing model. The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our mortgage loans at fair value, please see Note 7 to our consolidated financial statements.

Our sub-performing and non-performing mortgage loans become REO properties when we obtain legal title to the property upon completion of the foreclosure process or as a result of our acquisition of the property via alternative resolution, such as deed-in-lieu of foreclosure. Additionally, some of the portfolios we purchase may, from time to time, contain a small number of residential mortgage loans that have already been converted to REO.

The remainder of our mortgage loans at fair value consists of a diversified pool of sub-performing and non-performing residential mortgage loans with the underlying properties located across the United States. The aggregate purchase price of our mortgage loans at fair value was 67% of the aggregate market value as determined by the most recent BPO provided by the applicable seller for each property in the respective portfolio as of its cut-off date.

The table below provides a summary of our mortgage loans at fair value based on the respective carrying value, UPB and market values of underlying properties as of December 31, 2015 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	26	$2,416	$3,683	$3,122
Arizona	30	6,531	8,722	8,697
Arkansas	36	2,225	3,205	3,228
California	401	158,270	180,063	213,557
Colorado	22	3,602	3,759	4,640
Connecticut	76	11,919	19,728	17,790
Delaware	37	5,153	6,973	6,790
District of Columbia	42	7,403	8,791	9,882
Florida	1,239	176,140	273,714	242,570
Georgia	138	14,891	20,538	19,648
Hawaii	21	7,992	9,893	10,816
Idaho	5	559	648	761
Illinois	196	29,216	44,667	38,602
Indiana	148	14,289	18,915	19,026
Iowa	10	595	789	922
Kansas	8	527	712	874
Kentucky	33	2,629	4,040	3,692
Louisiana	15	1,652	2,116	2,376
Maine	23	2,261	3,738	3,505
Maryland	318	54,887	79,834	71,814
Massachusetts	176	31,548	45,250	48,663
Michigan	30	3,472	4,261	4,857
Minnesota	20	3,615	4,197	4,821
Mississippi	12	1,408	1,802	1,820
Missouri	41	2,261	3,571	3,356
Montana	1	172	257	230
Nebraska	4	314	462	436
Nevada	90	16,629	26,699	22,212
New Hampshire	6	1,232	1,807	1,689
New Jersey	739	108,953	197,781	156,328
New Mexico	104	9,852	13,121	13,335
New York	504	114,396	156,336	166,797
North Carolina	99	11,181	14,699	15,211
North Dakota	1	85	123	130
Ohio	50	4,558	6,777	6,368
Oklahoma	14	1,818	2,462	2,340
Oregon	64	13,965	17,576	17,959
Pennsylvania	132	13,552	20,102	19,170
Puerto Rico	1	105	189	190

Rhode Island	28	3,115	6,172	4,381
South Carolina	109	11,833	15,429	15,832
Tennessee	37	4,375	5,756	5,974
Texas	264	29,312	28,690	40,780
Utah	24	4,538	5,222	5,762
Vermont	5	545	822	846
Virginia	34	7,027	9,497	9,486
Washington	294	55,044	67,848	70,680
West Virginia	3	279	520	368
Wisconsin	29	2,193	3,598	3,162
Total mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,325,495
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

As of December 31, 2015, our highest concentrations of loans were in four states, which accounted for 2,883 loans (50.2% of our mortgage loans at fair value) with an aggregate UPB of $807.9 million (59.6% of the UPB of our mortgage loans at fair value), with the remainder dispersed among 43 other states, Puerto Rico and the District of Columbia.

As set forth in the chart below, approximately 86% of our mortgage loans at fair value were 60 days or more delinquent as of December 31, 2015.

Our Strengths

We are committed to a business strategy that will enable us to grow and maintain a substantial single-family rental portfolio and become one of the largest nationwide single-family rental REITs. Our goal is to enhance long-term stockholder value through the execution of our business plan with a focus on our competitive strengths. Our strong competitive position is based on the following factors:

•
Acquisition Strategy Enables us to Build a Portfolio that can Provide High Yields to Stockholders. Through AAMC’s personnel and technical expertise, we have developed a valuation model that uses proprietary historical data to evaluate and project the performance of single-family rental assets and residential mortgage loans. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce the highest possible yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools not only help us to evaluate the most attractive single-family rental portfolios for sale, but they also have assisted us in developing a robust one-by-one purchase program that levers the Altisource property inspection, management and rental infrastructure and related data flows to identify and acquire higher yielding assets at any progression in the loan-to-REO cycle and in any geographical location into which we desire to expand. We intend to continue to build this one-by-one infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience and anecdotal operating results to continually build a better, more predictable model meant to achieve high rental yield portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns.

•
Relationship with Altisource and its Nationwide Property Management Infrastructure. We believe that we are strategically positioned to operate single-family rental properties across the United States at an attractive cost structure with the support of Altisource’s nationwide vendor network, which provides services in 208 major markets across the United States. In 2015, Altisource conducted more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. This vendor network infrastructure has been developed over many years, and we believe this infrastructure would be difficult and expensive for our competitors and/or new market participants to replicate. We believe, therefore, that our existing relationships with Altisource and its vendor network, as described above in “Access to Established Nationwide Property Management Infrastructure,” gives us a distinct advantage as it allows us to bid on large attractive portfolios at an attractive cost structure. We also believe that AAMC’s established relationships with the Altisource network management team and our ongoing experience with the service providers in Altisource’s vendor network who know our renovation, maintenance and repair standards would likely provide us with an advantage over others in replicating and/or acquiring this nationwide property management infrastructure, if necessary.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team and the personnel from AAMC is one of our key strengths. Our team has a broad and deep knowledge of the mortgage and real estate markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management markets. Their experience in the real estate industry brings a wealth of understanding of the markets in which we interact and can help us build our portfolio in locations that bring the highest potential returns to stockholders. Management and its supporting teams have a multitude of contacts and significant business acumen that enable us to source single-family rental assets through access to auctions and sellers of single-family rental assets and obtain important financing to optimize available leverage for quick and efficient growth of our portfolio. This is of tremendous value to our company as we have been able to strategically sell non-performing and re-performing loans to create taxable income and sustain a strong dividend while using liquidity generated from these sales to increase our single-family rental portfolio by approximately 247% in 2015.

•
Strong Understanding and Interaction with Mortgage Loan Servicers. Our key personnel have extensive experience with our mortgage loan servicers and managing mortgage loan assets that allows us to capitalize on the servicing capabilities of our third party servicers and ensure cost effective servicing of our residential mortgage loan portfolios. We have directed and will continue to direct our mortgage servicers to employ various loan resolution methodologies with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we instruct our mortgage servicers to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Importantly, by modifying as many loans as possible, we seek to keep more families in their homes because of our efforts. In 2015, we substantially diversified our servicer base by engaging additional alternate mortgage loan servicers to service our loans.

Other Services Provided by Altisource

In addition to the Altisource master services agreement described above, we also have a trademark license agreement with Altisource that provides us with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also have a support services agreement with Altisource, pursuant to which Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance.

During 2015, AAMC internalized certain of the support services that had been provided to us by Altisource by directly hiring 31 of the Altisource employees that had provided those services. We believe the direct hire of these employees has further increased the infrastructure of our manager so that they are better able to serve us operationally while enabling Altisource to focus on the property management, maintenance and brokerage services that matter most to us.

Expertise of Our Manager

The senior management team of our Manager includes individuals with significant experience in the real estate, mortgage trading, housing, financial services and asset management markets. Throughout their careers, these executives have managed various real estate-related businesses and executed structured real estate and financing transactions through multiple market cycles. As described in more detail above under “Acquisition Strategy Enables us to Build a Portfolio that can Provide High Yields to Stockholders,” AAMC has also internally developed a valuation model that uses proprietary historical data to evaluate and project the performance of residential mortgage loans and single-family rental assets. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new single-family rental assets will help us to appropriately value the portfolios at the time of purchase and operate them profitably as we continue to grow.

Our Investment Process

Acquisition Process for Bulk Single-Family Rental Properties

Our Manager has continued to hire key personnel and portfolio managers with substantial experience in the real estate market. Using deep market connections and employing advanced quantitative models and reasoning, the capital markets group focuses on sourcing, analyzing and negotiating the purchase of large, meaningful portfolios of rented single-family properties. This experience and execution of the business model has enabled us to purchase a portfolio of 1,314 single-family rental properties in Atlanta, of which more than 94% were occupied by tenants with a stabilized rental income. In December 2015, we also bid for, and were awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. The size, composition and location of the properties were analyzed and negotiated on our behalf by AAMC's portfolio management team, which is in the process of conducting advance due diligence on the properties. Such due diligence is being conducted with the assistance of our property manager and involves physical inspection of the homes and analysis of the rent rolls and projected rental income for the properties. No assurance can be given that we will consummate this acquisition on a timely basis or at all.

Acquisition Process for One-by-One Real Estate Purchases

Our program to purchase residential rental properties on a one-by-one basis targets residential real estate listed on the MLS and alternative listing sources in strategically selected markets. Through analysis of local demographic, housing and crime-related metrics, our Manager is able to identify potentially attractive market sub-segments and pursue properties in such areas, often shortly after they become available. Our Manager’s review process depends on the characteristics of each property being evaluated for purchase, and the due diligence process may include an assessment of the applicable HOA requirements, neighborhood walkthroughs, property inspections and final rental suitability evaluations, all prior to acquiring the asset. Through December 31, 2015, we acquired 98 residential properties, and we expect to continue to purchase residential rental properties throughout 2016.

Acquisition Process for Sub-performing and Non-performing Mortgage Loans

Our underwriting analysis for acquiring sub-performing and non-performing loan portfolios on a national basis relies on extensive analysis of the target portfolio’s characteristics and the use of our proprietary model in determining future cash flows and returns from various resolution methodologies. We estimate our resolution timelines using advanced modeling techniques. We use regression-based models to determine the expected probabilities of different loan resolutions, including modification, rental and liquidation. We also use an extensive due diligence process to validate data accuracy, compliance with laws and enforceability of liens among other factors.

Our Financing Strategy

We intend to continue to finance our investments with leverage, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, securitization financing, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the New AMA. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. Our Board has appointed an Investment Committee consisting of our Chairman, our Chief Executive Officer and our Chief Financial Officer, whose role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell non-performing or sub-performing residential mortgage loans, residential mortgage backed securities and real estate assets. We are also authorized to offer leases on acquired single-family residential real estate. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

The objective of the investment policy is to oversee our efforts to achieve a return on assets consistent with our business objective and to maintain adequate liquidity to meet financial covenants and regular cash requirements.

The Investment Committee is authorized to approve the financing of our investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements, provided such agreements are negotiated with counterparties approved by the Investment Committee. We are also permitted to hedge our interest rate exposure on our financing activities through the use of interest rate swaps, forwards, futures and options, subject to prior approval from the Investment Committee.

Investment Committee Approval of Counterparties

The Investment Committee is authorized to consider and approve:

•	the financial soundness of institutions with which we plan to transact business and make recommendations with respect thereto;

•	our risk exposure limits with respect to the dollar amounts of total exposure with a given institution; and

•	investment accounts and trading accounts to be opened with banks, broker-dealers and financial institutions.

Investment Committee Guidelines

The activities of our Investment Committee are subject to the following guidelines:

•	No investment will be made that would cause us or any of our subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•	No investment will be made that would cause us to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and

•
Until appropriate investments can be identified, we may invest available cash in interest-bearing and short-term investments that are consistent with (a) our intention to qualify as a REIT and (b) our exemption from registration as an investment company under the Investment Company Act.

Broad Investment Policy Risks

Our investment policy is very broad and provides our Investment Committee and AAMC with extensive latitude to determine the types of assets that are appropriate investments for us and to make individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not review or approve each proposed investment by AAMC unless it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting its periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies, and transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. Further, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment strategy, investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

Our Manager and the Asset Management Agreement

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Under the New AMA, AAMC is responsible for, among other duties: (1) performing and administering all of our day-to-day operations, (2) defining investment criteria in our investment policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rental properties, (6) overseeing the servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our board of directors to any business or entity competing against us in (a) the acquisition or sale of portfolios of REO properties, (b) the carrying on of a single-family rental business, (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets, (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

On March 31, 2015, we entered into the New AMA with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure that replaces the incentive fee structure under the original asset management agreement with AAMC (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested equity capital for the quarter multiplied by (ii) 0.25 while we have fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which our return on invested capital (based on AFFO, defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) by us in connection with certain change of control events.

If the New AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Manager’s Management of the Operating Partnership

General

Substantially all of our assets are and will be held by, and substantially all of our operations will be conducted through, the operating partnership, either directly or through its subsidiaries or trusts for its benefit. Altisource Residential GP, LLC is the sole general partner of the operating partnership (the “General Partner”). We own 100% of the membership interests in the General Partner. We also own 100% of the limited partnership interests of the Operating Partnership. We do not intend to list any Operating Partnership interests on any exchange or any national market system. The provisions of the limited partnership agreement are described below.

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

Terms of the Limited Partnership Agreement

Capital Contributions, Profits and Losses and Distributions

Neither the General Partner nor the limited partner is required to make any additional capital contribution to the Operating Partnership, although we intend to contribute funds generally from equity offerings, repurchase facilities or securitization financings into the Operating Partnership in order to (a) make additional acquisitions of portfolios of sub-performing and non-performing residential mortgage loans and/or single-family rental properties, (b) pay servicing fees and other related expenses for the residential mortgage loans we acquire; (c) conduct the renovation, leasing and property management services for single-family rental properties and (d) provide funds for general corporate purposes.

The profits and losses of the Operating Partnership shall be allocated in proportion to the capital contributions of the partners of the Operating Partnership.

At the time or times determined by the General Partner, the General Partner may cause the Operating Partnership to distribute any cash held by it that is not reasonably necessary for the operation of the Operating Partnership. If the General Partner determines that cash will be distributed, the cash available for distribution will be distributed to us, as the sole limited partner of the Operating Partnership and sole contributor of all the funds in the Operating Partnership’s capital account.

Restrictions on Transfer of Partnership Interests; Withdrawals

Any partner of the Operating Partnership may transfer all or any part of its interest in the Operating Partnership only with the consent of the General Partner. Because we are the only limited partner and control the General Partner, we do not expect to transfer our limited partnership interests for the foreseeable future.

No partner may withdraw from the Operating Partnership except pursuant to an amendment to the limited partnership agreement signed by all of the partners. The withdrawal of the limited partner, and admission of a new or substitute limited partner, as applicable, will be effective as of the date of any such amendment. Upon the withdrawal of any partner, the withdrawing partner shall, to the extent permitted by Delaware Revised Uniform Limited Partnership Act, or “DRULPA,” be entitled to payment of the balance of its capital account and shall have no further right, interest or obligation of any kind whatsoever as a partner in the Operating Partnership. We do not intend to withdraw as a partner of the Operating Partnership for the foreseeable future.

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

NewSource Investment and Divestiture

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd. (“NewSource”), an insurance and reinsurance company focused on real estate related insurance products in Bermuda. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we were eligible to receive a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource also paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million.

Policies with Respect to Certain Other Activities

We intend to raise additional funds through equity offerings, repurchase facilities, securitization financings, other debt arrangements, the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time, subject to compliance with NYSE listing requirements.

In addition, we have borrowed and intend to continue to borrow money to finance or refinance the acquisition of sub-performing and non-performing residential mortgage loans and single-family residential properties and for general corporate purposes. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on AAMC’s assessment of a variety of factors, including our historical and projected financial condition, liquidity, results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, maintenance of our REIT qualification, applicable law and other factors as AAMC and/or our Board of Directors may deem relevant from time to time. Our decision to use leverage will be at AAMC’s discretion and will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.

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

Our Board of Directors may change any of these policies without prior notice to, or the consent of, our stockholders.

REIT Qualification

We elected and qualified to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the “Code”) beginning with our taxable year ended December 31, 2013, and we currently expect to maintain this status for the foreseeable future. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income we distribute to our stockholders.

Even though we elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries, each of which we refer to as a “TRS.” In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity. As discussed under “Item 1A. Risk Factors–Risks Related to Our Qualification as a REIT,” the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

Exemption from Investment Company Act

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we may be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us. See “Item 1A. Risk Factors–Risks Related to Our Structure–We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.”

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Each of our executive officers is an employee, officer or both of AAMC, and they are paid by AAMC. As of December 31, 2015, AAMC had 46 full-time employees.

On January 18, 2016, AAMC hired a new dedicated General Counsel for our company. Although he is not employed by us, his primary duties are to act as our General Counsel, and he reports to our Board of Directors. We also direct and approve his compensation and reimburse AAMC for all costs associated with his employment.

Competition

We face competition from various sources for the acquisition of residential rental properties and residential mortgage loans. Our competition includes other REITs, hedge funds, private equity funds and partnerships. To effectively compete, we will rely upon AAMC's management team and their substantial industry expertise, which we believe provides us with a competitive advantage and helps us assess the investment risks and determine appropriate pricing. We expect our integrated approach of acquiring residential rental properties, both in bulk and on a one-by-one basis, as well as converting sub-performing and non-

performing residential mortgage loans into rental properties will enable us to compete more effectively for attractive investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available residential rental properties and related assets will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the single-family rental market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team to supervise the renovation, yield management and property management services on our acquired properties. Despite these efforts, some of our competitors' single-family rental properties may be of better quality, be in more desirable locations than our properties or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing single-family rental properties that satisfy our return objectives.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could incur liabilities to third parties resulting from environmental contamination or noncompliance with environmental laws at our properties. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The costs of any required investigation or cleanup of these substances could be substantial. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties also may expose us to third-party liability for personal injury or property damage or adversely affect our ability to sell, lease or renovate the real estate or to borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

Government Approval

Outside of routine business filings, we do not believe it is necessary to obtain any government approval to operate our business.

Governmental Regulations

We do not believe there are any governmental regulations that will materially affect the conduct of our business.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is http://www.altisourceresi.com, and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file with or furnish to the SEC along with corporate governance information, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

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

We commenced operations approximately three years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013, and our historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to our acquisition strategy and our diversified approach of acquiring single-family rental properties directly, we did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015. While we intend to continue to review and assess the acquisition of portfolios of residential mortgage loans, the Company may not pursue further acquisitions of such loans. Further, there can be no assurance that the Company will be able to identify and successfully acquire portfolios of single-family rental properties or related assets on favorable terms or at all.

We anticipate significant growth in our rental portfolio which may result in our inability to effectively manage our rental portfolio, including, but not limited to, delays in renovations, poor tenant selection and other operational inefficiencies that could reduce our profitability or damage our reputation. Generally, we expect that our single-family rental portfolios may grow at an uneven pace, if at all, as opportunities to acquire single-family rental portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of single-family rental properties. The timing and extent of our success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

Commencing in the third quarter of 2015, the Company began to package and sell portfolios of non-performing loans to unaffiliated third parties. The Company will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future. The timing and extent of our success in selling such assets on acceptable terms or at all cannot be predicted due to market conditions, including the demand for residential mortgage loans. It is anticipated that the proceeds generated from such transactions will be utilized, in part, to facilitate the Company’s strategy to purchase single-family residential properties either in bulk or on a one-by-one basis. Our inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with our preferred timing could potentially cause a strain on our liquidity, and we may be forced to reduce prices, continue to hold such residential mortgage loans at less than ideal leverage ratios and/or bear other costs, which could materially and adversely affect our financial condition and our ability to make further acquisitions.

The success of our loan resolution efforts remains an important aspect of our business. It could take longer than originally expected, and therefore be more costly, for a significant portion of loans in any given portfolio to be converted into single-family rental properties or an underlying property to be liquidated or sold. Accordingly, if we are not able to generate sufficient cash flows from our loan modification and refinancing or other activities, we may not have cash available for distribution to our stockholders for an extended period of time.

As a result of the foregoing developments, results from prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will remain profitable or that our profitability will be sustainable. The earnings potential of our business is unproven, and our limited operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

Our business could be negatively affected as a result of shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of the our securities.

Activist shareholders are currently publicly advocating for certain governance and strategic changes at our company, and there is no assurance that such efforts will not be successful or that we will not be subject to additional shareholder activity or demands in the future. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future direction and adversely affect our relationships with key business partners. Also, we may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

We are operating in an emerging industry, and the long-term viability of our investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the single-family rental property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, we are subject to the risk that single-family rental properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected and we may not be able to sustain the growth of our assets and our operations that we seek.

Our failure to raise equity capital and/or obtain adequate debt financing could adversely affect our ability to increase our rental portfolio, manage our existing assets and generate stockholder returns.

Our success has been, and may continue to be, largely dependent on our ability to raise equity capital and obtain debt financing to increase our rental portfolio, manage our existing assets and generate attractive stockholder returns. We require significant financial resources and rely on cost-effective leverage to maintain our obligations under our debt facilities and to continue to acquire portfolios of single-family residential properties and residential mortgage loans. If we are unable to continue to raise equity capital, or leverage our portfolio through repurchase facilities and/or securitizations, our current portfolio and cash from operations may become inadequate to meet our financial obligations.

We use leverage as a component of our financing strategy in an effort to increase our buying power and enhance our returns. We can provide no assurance that we will be able to timely access all funds available under our financing arrangements or obtain other debt or equity financing on favorable terms or at all. To qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. As a result, our ability to retain earnings to support our financing activity and fund acquisitions, property renovations or other capital expenditures will be limited.

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

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms; our ability to sell residential mortgage loans on favorable terms, or at all; the success of our loan resolution efforts; the ability of borrowers to refinance our loans with other lenders; our ability to sell modified loans on favorable terms; the availability of short-term and long-term financing on favorable terms; the length of time required to convert a distressed loan into a single-family rental property; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in our single-family rental portfolio; conditions in the financial, real estate, housing and mortgage markets and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

We have leveraged our investments and expect to continue to do so, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

To the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments to date through our repurchase agreements. When we enter into any repurchase agreement, we may sell securities, residential mortgage loans or residential properties to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to us, we could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us. Our repurchase agreements generally require us to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future repurchase agreements or other financing arrangements will have similar provisions. In the event that we are unable to satisfy these requirements, we could be forced to sell additional investments at a loss, which could materially and adversely affect us.

Our repurchase agreements are complex and difficult to manage. In part, this is due to the fact that our residential mortgage loan portfolios and single-family rental properties that collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that we repurchase a portion or all of the collateral, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with us. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

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

If and when non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks, which could result in losses to us.

We currently utilize securitization and other non-recourse long-term financing for certain of our investments and intend to continue to do so if, and to the extent, available. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. Conditions in the capital markets may make the issuance of any such securitization less attractive to us. While we currently retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations in the future may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and/or renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

We may incur significant costs in renovating our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, we perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow our single-family rental portfolio, which could materially and adversely affect us.

Competition in identifying and acquiring residential rental assets could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

We face competition from various sources for investment opportunities, including REITs, hedge funds, private equity funds, partnerships and developers. Some third-party competitors have substantially greater financial resources and access to capital than we do and may be able to accept more risk than we can. Competition from these companies may reduce the number of attractive investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices of assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected.

Failure of Altisource to effectively perform its obligations under various agreements with us, including the master services agreement, could materially and adversely affect us.

Both AAMC and we have engaged Altisource to provide services. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate or fails to allocate sufficient resources to meet our needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect our performance. Altisource’s failure to perform the services under these agreements or our inability to retain qualified alternate service providers to replace and/or supplement Altisource could have a material adverse effect on us.

Failure of our third party mortgage servicers to effectively perform their servicing obligations under our servicing agreements could have a material adverse effect on us.

We are contractually obligated to service the residential mortgage loans that we acquire. We do not have any employees, servicing platform, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged mortgage servicers to service the mortgage loans we acquire.

Initially we engaged Ocwen Financial Corporation (“Ocwen”) to service all of the residential mortgage loans in our portfolio. Ocwen has been and remains subject to a number of pending regulatory investigations, inquiries, requests for information and legal proceedings that could result in adverse regulatory or other actions against Ocwen.  As a result of these various difficulties faced by Ocwen, its debt and servicer ratings have been downgraded.

Given the recent challenges and regulatory scrutiny faced by Ocwen, we engaged additional alternate servicers to service a portion of our loans, and during 2015 we began to move certain loans to these new servicers to diversify our servicing service providers. However, a substantial number of the loans we own continue to be serviced by Ocwen. It is possible, even as we transfers all or a portion of our mortgage loan portfolio to such other servicers, the alternate servicers may not be able to service our loans or resolve our non-performing loans. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

Difficulties in selling REO properties and/or non-performing or re-performing loans could limit our flexibility and/or harm our liquidity.

Federal tax laws may limit our ability to earn a gain on the sale of our properties if we are found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect our willingness to sell single-family rental properties under favorable conditions or if necessary for funding purposes. We typically contribute REO properties that will not meet our rental profile to our taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, our REO properties that we intend to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in our markets may limit our ability to either sell properties that we deem unsuitable for rental or change or reduce the single-family rental properties in our portfolio promptly in response to changes in economic or other conditions. Our failure to sell or delays in selling our REO properties could potentially cause a strain on our liquidity, and we may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our financial condition.

The growth of our single-family rental portfolio, at least in the short term, is expected to be dependent on our ability to sell portfolios of our non-performing and re-performing mortgage loans at or near our carrying value for those loans or at a profit. If we are unable to sell these portfolios of mortgage loans at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices of non-performing mortgage loans, our ability to utilize the equity embedded in these loans would be harmed and have a material adverse effect on our ability to convert the proceeds of such sales into buying power for the acquisition of single-family rental properties. Furthermore, a large portion of the sale proceeds of such non-performing mortgage loans are utilized to purchase the loans off of our repurchase facilities for which the non-performing mortgage loans are collateral. If a higher than expected portion of the loan sale consideration must be utilized to repurchase loans off of our facilities, our ability to purchase single-family rental properties may also be adversely affected, which would slow the growth of our rental portfolio.

A significant portion of the residential mortgage loans that we have acquired, and may continue to acquire, are, or may become, sub-performing or non-performing loans, which increases our risk of loss.

We have acquired, and may continue to acquire, distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that subsequently become sub-performing or non-performing. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Even though we typically pay less than the amount owed on these loans to acquire them, if actual results are different from our assumptions in determining the price for such loans, we may incur significant losses. There are no limits on the percentage of sub-performing or non-performing loans we may hold. Any loss we incur may be significant and could materially and adversely affect us.

Many of our assets may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if we are required to dispose of them.

The distressed residential mortgage loans we have acquired are relatively illiquid in that there are a limited number of qualified or interested parties to acquire the portfolios held for sale. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. We recently completed the sale of two portfolios of non-performing loans to unaffiliated third parties and will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future. The timing and extent of our success in selling such assets on acceptable terms or at all cannot be predicted due to their illiquid nature. Our inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with our anticipated timing could potentially cause a strain on our liquidity which could materially and adversely affect our financial condition.

Residential mortgage loan modification and refinance programs, future legislative action and other actions and changes may materially and adversely affect the supply of, value of and the returns on single-family rental properties and sub-performing and non-performing loans.

Our business model is partially dependent on the success of our single-family rental property direct purchases and loan modification and other resolution efforts and the conversion of a significant portion of those loans to REO. The number of single-family rental properties as well as sub-performing and non-performing loans available for purchase may be reduced by uncertainty in the lending industry and the governmental sector and/or as a result of general economic volatility, decline or improvement. Sellers of residential rental properties may be unwilling or unable to sell their assets. In addition, for non-performing mortgage loans, lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. In recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration or “FHA” and the Federal Deposit Insurance Corporation or “FDIC” has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program, or “HAMP,” which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program, or “H4H Program,” which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program, or the “HARP Program,” which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program, the HARP Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of sub-performing and non-performing loans.

Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (the “DOJ”), the Department of Housing and Urban Development (“HUD”), State Attorneys General, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet our investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these CFPB or other related measures will have a significant impact on foreclosure volumes or what the timing or extent of that impact would be. If foreclosure volumes were to decline significantly, we may experience difficulty in finding target assets at attractive prices, which would materially and adversely affect us. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in our markets.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently own our loans in Delaware statutory trusts with a nationally-chartered bank as the trustee. Therefore, we do not hold any such licenses. Because we have contributed our acquired residential mortgage loans to wholly-owned trusts whose trustee is a nationally-chartered bank, we may be exempt from state licensing requirements. However, there is no assurance that we will never seek or be required to obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements become applicable. If our subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing, any of which could limit our ability to invest in residential mortgage loans in the future and have a material adverse effect on us.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of single-family residential property portfolios available for sale. Because we operate in an emerging industry, market conditions may be volatile, and the prices at which portfolios of single-family residential properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of single-family residential properties that we may acquire may decline over time, which could materially and adversely affect us.

Portfolios of properties that we have acquired or may acquire may include properties that do not fit our investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect our operating results.

We have acquired, and expect to continue to acquire, portfolios of single-family residential properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not be able to obtain relief under contractual remedies, if any. If we conclude that certain properties acquired as part of a portfolio do not fit our investment criteria, we may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect us.

The supply of sub-performing and non-performing loans may decline over time as a result of higher credit standards for new loans and/or general economic improvement, and the prices for sub-performing and non-performing loans may increase, any of which could materially and adversely affect us.

Over the last several years, there has been an increase in supply of sub-performing and non-performing loans available for sale. However, in response to the economic crisis, the origination of jumbo, subprime, Alt-A and second lien residential mortgage loans has dramatically declined as lenders have increased their standards of credit-worthiness in originating new loans, and fewer homeowners may go into sub-performing or non-performing status on their residential mortgage loans. In addition, the prices at which sub-performing and non-performing loans can be acquired may increase from time to time, or permanently, due to the entry of new participants into the distressed loan marketplace or a lower supply of sub-performing and non-performing loans in the marketplace. For these reasons, along with the general improvement in the economy, the supply of sub-performing and non-performing residential mortgage loans that we may acquire may decline over time, which could materially and adversely affect us.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.

Our ability to seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the residential mortgage assets in which we have invested and our expected return on those investments. We expect the timeline to convert acquired loans into single-family rental properties will vary significantly by loan. Certain of our acquired loans may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months following acquisition, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through our mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A substantial portion of our investments are, and in the future may be, sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans we acquire are impacted by these issues, we may be required to recommence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our costs and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

We may be materially and adversely affected by risks affecting borrowers or the single-family rental properties in which our investments may be concentrated at any given time as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic diversification requirements or concentration limitations. Entities that sell mortgage loan or residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of our portfolio by geography, single-family rental property characteristics and/or borrower or tenant demographics. Such concentration could increase the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties or borrowers are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in the areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Short-term leases of residential property expose us more quickly to the effects of declining market rents.

We anticipate that a majority of our leases to tenants of single-family rental properties will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants.

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we will be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not established reserves or set aside sufficient funds for such expenditures, we may have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, we may be unable or unwilling to make capital improvements or may choose to defer such improvements. If this happens, our properties may suffer from a greater risk of obsolescence or a decline in value or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, HOA fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also will likely require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or even partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the potential benefit.

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

We value the properties underlying our mortgage loans and recognize unrealized gains in each period when our mortgage loans are transferred to real estate owned. The fair value of our residential properties is estimated using BPOs provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

Challenges to the MERS® System could materially and adversely affect us.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described with respect to “our inability to promptly foreclose upon defaulted residential mortgage loans could increase our cost of doing business and/or diminish our expected return on investments” may impact

MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

AAMC utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, AAMC must rely heavily on models and data, including analytical models (both proprietary models developed by AAMC and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value our assets or potential investments and also in connection with performing due diligence on our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements we are subject to as a stand-alone reporting public company.

We are subject to reporting and other obligations under the Exchange Act, as amended. Under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we are required to maintain effective disclosure controls and procedures. To comply with these requirements, we may need to implement additional financial and management controls, reporting systems and procedures. We have incurred, and expect to continue to incur, additional annual expenses for the purpose of addressing these requirements, and these expenses may be significant. If we are unable to implement additional controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on us. We are also required to comply with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report thereon by our independent registered public accounting firm. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, during the fourth quarter of 2015, we concluded that certain material weaknesses existed as of December 31, 2014.  Specifically, management identified a material weakness in our internal control over financial reporting related to (1) the review of the BPOs used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at third party vendors that we use to provide fair value information for individual properties, and (2) the review of assumptions used to determine the fair value of mortgage loans.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2015, we have not yet fully remediated the material weakness relating to the review of assumptions used to determine the fair value of mortgage loans.  We are currently in the process of designing, documenting and implementing additional control procedures to remediate this material weakness.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for single-family rental properties for rent;

•	a decline in employment, or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate which may be accentuated since we expect to have rent terms of one to two years;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates, availability and terms of debt financing; and

•	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy our real estate properties and, as a result, their ability to pay rent to us.

Inflation or deflation may adversely affect our results of operations and cash flows.

Increased inflation could have an adverse impact on interest rates, property management expenses and general and administrative expenses as these costs could increase at a rate higher than our rental and other revenue. Conversely, deflation could lead to downward pressure on rents and other sources of income without an accompanying reduction in our expenses. Accordingly, inflation or deflation may adversely affect our results of operations and cash flows.

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

Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of our single-family rental properties, including changes to building codes and fire and life-safety codes.

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

The success of our business model will substantially depend on conditions in the single-family rental property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including the following:

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

When a single-family rental property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate foreclosure proceedings, some of our properties could be impaired.

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

Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect us. For example, tenants may default on payment of rent; make unreasonable and repeated demands for service or improvements; make unsupported or unjustified complaints to regulatory or political authorities; make use of our properties for illegal purposes; damage or make unauthorized structural changes to our properties that may not be fully covered by security deposits; refuse to leave the property when the lease is terminated; engage in domestic violence or similar disturbances; disturb nearby residents with noise, trash, odors or eyesores; fail to comply with HOA regulations; sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental revenue or value of the property. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expenses and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability and may damage our reputation with our other tenants and in the communities where we do business.

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

A significant number of our single-family rental properties may be part of homeowners’ associations. We and our renters will be subject to the rules and regulations of such homeowners’ associations, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation, which may be costly.

A significant number of our single-family rental properties, when acquired, may be subject to HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our single-family rental properties may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our single-family rental properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, may cause us to incur additional costs to sell the affected single-family rental property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern our single-family rental properties may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family rental property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property (if possible), prevent us from renting such property or otherwise reduce our cash flow from such property. Any of the above-described occurrences may materially and adversely affect us.

We rely on information supplied by prospective tenants in managing our business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of our portfolio over time. If tenant-supplied information is inaccurate or our tenants’ creditworthiness declines over time, we may make poor leasing decisions, and our portfolio may contain more credit risk than we believe.

We are subject to the risks of securities laws liability and related civil litigation.
We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded. For example, in January 2015, a purported stockholder filed a derivative action against the members of our Board of Directors, us and AAMC in connection with our asset management agreement with AAMC, which we ultimately agreed to settle for $6.0 million. This settlement was covered by and paid for with our Directors & Officers Insurance, but other ongoing and/or future claims may not be covered or partially covered, which could have a material adverse effect on our earnings in one or more periods. Other derivative actions and class actions were also filed against us during 2015, either as the primary defendant or as an aiding and abetting defendant. There can be no assurance that any settlement or liabilities in these actions would be covered by our insurance policies. For more information concerning these matters, please see “Item 3. Legal Proceedings.” While we and our Board of Directors deny the allegations of wrongdoing against us in the actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of our business, we, through AAMC, Altisource or our mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

We may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our single-family rental properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we may have for such events, which could materially and adversely affect us. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected single-family rental property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect our ability to borrow against, sell or rent the affected single-family rental property.

Our properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our single-family rental properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property, and the property may be subject to a tax sale. Increases in property taxes would also adversely affect our yield from rental properties. Any such occurrence may materially and adversely affect us.

Concentration of Credit Risk

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2015, we had approximately $136.5 million at financial institutions in excess of FDIC insured limits. Any event that would cause a material portion of our cash and cash equivalents and restricted cash at financial institutions to be uninsured by the FDIC could have a material adverse effect on our financial condition and results of operations

Risks Related to Our Management and Our Relationships

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

Each of our executive officers is also an executive officer of AAMC and has interests in our relationship with AAMC that may be different than the interests of our stockholders. As a result, they may have obligations to us and AAMC and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC. In particular, these individuals have a direct interest in the financial success of AAMC that may encourage these individuals to support strategies in furtherance of the financial success of AAMC that could potentially adversely impact us.

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

AAMC is authorized to follow a very broad investment policy and, therefore, has great latitude in determining the types of assets that are proper investments for us as well as the individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not review or approve each proposed investment by AAMC unless it falls outside the scope of our previously approved investment policy or constitutes a related party transaction. In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies, and transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, and this could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly and our agreements with Ocwen and Altisource may simultaneously terminate or be terminated, as applicable.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave AAMC, may become distracted by adverse financial or operational issues in connection with AAMC’s business and other activities or may fail to perform for any reason. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we have on hand an average of $50 million in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having an investment strategy similar to ours, so long as its services to us are not impaired thereby. In the event AAMC provides its services to a competitor, it may be difficult for us to secure a suitable replacement to AAMC on favorable terms or at all or maintain our engagement of AAMC. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to AAMC on favorable terms, or at all. We are unable to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA and (c) by us in connection with certain change of control events. In the event we terminate the New AMA without cause or AAMC terminates the New AMA due to our default in the performance of any material term of the New AMA, we may be required to pay a significant termination fee equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination. Furthermore, if the New AMA expires or is earlier terminated, the Altisource support agreement and trademark license agreement automatically terminate; and if the New AMA is terminated without cause, then Altisource has the right to terminate its master services agreement with us. The occurrence of any of the above described events could materially and adversely affect us.

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

Failure to qualify as a REIT would materially and adversely affect us.

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

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce your overall return.

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

From time to time, we may be forced to sell properties that do not meet our investment objectives or we may need to sell properties, mortgage loans or other assets either because they do not meet our rental portfolio objectives or to satisfy our REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If we were to purchase real estate assets with a view toward re-selling them, we could be considered a “dealer” of real estate which could cause us to fail to meet our REIT requirements or such sales could be considered “prohibited transactions.” Because we have historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there are always going to be assets that we purchase as part of all-or none portfolios that are not acceptable for our portfolio and necessary to sell. Typically, we contribute REO properties that we determine will not meet our rental portfolio criteria to our taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. In addition, we have been selling our non-performing loan portfolios from our qualified REIT subsidiaries, but we expect to limit such portfolios to fewer than six in any calendar year based on guidance that fewer than six sales per year would not result in these transactions being “prohibited transactions.” The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), then any gain we recognize from such sale would not disqualify us as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that our position will not be challenged by the IRS especially if we make frequent sales or sales of property in which we have short holding periods.

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

Our Board of Directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders, and the amount of such distributions may be limited. In the future, we could be required to sell assets, borrow funds or raise equity capital to fund our distributions or to make a portion of our distributions in the form of a taxable stock distribution. Our Board of Directors will make determinations regarding distributions based upon various factors, including our historical and projected financial condition and requirements, liquidity and results of operations, financing covenants, maintenance of our REIT qualification, applicable law and other factors, as our Board of Directors may deem relevant from time to time. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, we could be materially and adversely affected. To the extent we may have to raise equity capital, we may be unable to do so at attractive prices, on a timely basis or at all, which could adversely affect our ability to make distributions to our stockholders.

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

Certain provisions of the Maryland General Corporate Law, or "MGCL," may have the effect of deterring a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. An “interested stockholder” is defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner of 10% or more of our then outstanding voting stock within the last two years. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock; and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation (excluding the shares held by the interested stockholder or its affiliate the business combination is to be effected). These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

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

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we may be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in our actual or anticipated results of operations, liquidity or financial condition;

•	the announcement of material transactions or the failure to consummate such transactions;

•	changes in, or the failure to meet, our financial estimates or those of securities analysts;

•	the amount and timing of any cash distributions;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships, with AAMC, Altisource and Ocwen;

•	actual or anticipated accounting problems;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	regulatory actions;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	future equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actions by our stockholders;

•	changes to our investment strategy;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the New York Stock Exchange;

•	failure to qualify or maintain our qualification as a REIT;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of AAMC’s, and therefore our, key personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are the offices of our Manager, which are located at 36C Strand Street, Christiansted, St. Croix, United States Virgin Islands 00820.

On April 16, 2015, AAMC entered into a lease with respect to office space in Christiansted, St. Croix in the U.S. Virgin Islands. The lease has an initial term of five years, and AAMC has an option to extend the lease for an additional five-year term. The office space under the lease is approximately 5,000 square feet and is located at Plot No. 56, Estate Southgate Farm, Christiansted, VI 00820.

The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. The landlord is required to make renovations and build offices in the premises under the lease, and the renovations are expected to be completed during 2016. During the renovation period, the landlord has provided AAMC with approximately 4,000 square feet of temporary space, located at 36C Strand Street, Christiansted, VI 00820, at a rent of $4,000 per month.

For information concerning our mortgage loans at fair value and real estate assets, see “Item 1. Business.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2015 or which settled during 2015:

Police Retirement System of St. Louis v. Erbey, et al. On January 15, 2015, a stockholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported stockholder under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223. The action named as defendants William C. Erbey and each of the members of our Board of Directors and alleged that Mr. Erbey and our Directors breached their fiduciary duties in connection with the asset management agreement among us, our Operating Partnership and AAMC. The action also named our Operating Partnership and AAMC as defendants and alleged that AAMC aided and abetted the purported breaches of fiduciary duty and has been unjustly enriched by the asset management agreement. The complaint also named us as a nominal defendant. The plaintiff sought, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing our Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to our corporate governance and an award of attorney’s and other fees and expenses.

On March 31, 2015, we and AAMC entered into the New AMA to replace the Original AMA. This New AMA was publicly announced on March 31, 2015. In connection with the entry into the New AMA, the Defendants (including all the individual defendants, the Company, AAMC and our Operating Partnership) and Plaintiff entered into a Memorandum of Understanding (the “MOU”) to settle the action for the consideration of the New AMA and an application for an award of attorneys’ fees and litigation expenses for plaintiff’s counsel of an amount not to exceed $6.0 million.

On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the court on the same day. By Order dated August 3, 2015, the court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized us to provide notice of the proposed Settlement to stockholders.

On November 9, 2015, the Settlement was approved by the court, and no shareholders objected to the Settlement. Therefore, the matter was resolved and all claims in the action that were, or could have been, brought by or on behalf of us challenging the Original AMA among the Company, our Operating Partnership and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. Pursuant to the Settlement, the defendants paid the attorneys’ fees and expenses of plaintiff’s counsel in an amount of $6.0 million. This payment was a 100% covered claim under our insurance policy, and we recognized no loss in connection with this settlement.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder under the caption Kirk Hulstrom v. William Erbey, et al., SX-15-CV-158. The action named as defendants William C. Erbey, each of the current and former members of our Board of Directors, certain officers of the Company, AAMC and Ocwen. In the complaint, plaintiff asserted claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between AAMC and us. As to AAMC and Ocwen, the plaintiff alleged that these two companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named the Company as a nominal defendant.

In November 2015, the parties agreed that plaintiff Hulstrom would become party to the Settlement in the Police Retirement System of St. Louis action described above with no additional Settlement payment by the defendants. In connection therewith, on December 10, 2015, Hulstrom filed a notice of voluntary dismissal of this matter, which released and resolved all claims asserted in this action. Therefore, there is no expected liability to us in this matter.

Martin v. Altisource Residential Corporation et al. On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, Mr. Erbey and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with AAMC, Ocwen and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's shareholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

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

On January 23, 2016, the lead plaintiff filed an amended complaint. Our motion to dismiss the amended complaint is due on March 22, 2016. We believe the complaint is without merit and intend to vigorously defend the action. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al. On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen.

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming the Company, AAMC, Altisource and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance and an award of attorneys’ and other fees and expenses.

On April 13, 2015, nominal defendant Ocwen and defendants Mr. Erbey and Mr. Faris filed a motion to stay the action. On September 29, 2015, the court denied the motion to stay without prejudice. On November 9, 2015, nominal defendant Ocwen and defendants Mr. Erbey, Mr. Britti and Mr. Faris filed another motion to stay the action until March 31, 2016.

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted AAMC’s and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

On December 15, 2015, Hutt v. Erbey, et al., Case No. 15-cv-81709-WPD, was transferred to the Southern District of Florida from the Northern District of Georgia. That same day, a third related derivative action, Lowinger v. Erbey, et al., Case No. 15-cv-62628-WPD, was also filed in the Southern District of Florida. The court then requested that the parties file a response stating their positions as to whether the actions should be consolidated. On December 29, 2015, we filed a response stating that we took no position on the issue of consolidation, so long as our defenses were fully reserved should plaintiff Sokolowski seek to file an amended complaint. Neither plaintiff Sokolowski nor plaintiff Hutt opposed consolidation in their responses. On December 30, 2015, the court issued an order that, among other things, extended the deadline for plaintiff Sokolowski to file its amended complaint to cure the jurisdictional defects as to AAMC and us until January 13, 2016. On January 8, 2016, the court issued an order consolidating the three related actions.

On February 2, 2016, Plaintiffs Sokolowski and Lowinger filed competing motions for appointment of lead counsel in the consolidated action. These motions were fully briefed on February 5, 2016. Subsequently, on February 17, 2016, the court issued an order appointing Sokolowski’s counsel as lead counsel with Lowinger’s and Hutt’s counsel serving on the executive committee of the plaintiffs. It also ordered that a consolidated complaint in the matter shall be filed no later than March 8, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Moncavage v. Faris, et al. In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD). The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants. The action also named Altisource, Home Loan Servicing Solutions, Ltd. and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above. On July 13, 2015, the plaintiff and we jointly filed a stipulation of an extension of time to respond to the pending motions to stay the action that had been filed by Ocwen and the individual defendants. On November 9, 2015, the court granted Ocwen’s motion to stay the action in its entirety for a period of 180 days. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2015			2014
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$21.70	$16.76	$0.08	$34.81	$26.72	$0.48
June 30	22.01	16.85	1.10	31.57	25.16	0.45
September 30	17.69	13.92	0.55	26.49	23.19	0.55
December 31	15.79	11.77	0.10	25.13	18.54	0.55

The number of holders of record of our common stock as of February 22, 2016 was 61. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 11 to the consolidated financial statements.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, taxable income, financial condition, liquidity, capital requirements, the availability of capital, applicable REIT and legal restrictions, general overall economic conditions and other factors. We are restricted by the terms of our repurchase agreements from paying dividends greater than our REIT taxable income in a calendar year.

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to the sum of 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and our net capital gains) and 90% of the net income after tax, if any, from foreclosure property, less the sum of specified items of non-cash income that exceeds a percentage of our income.

During 2015, cash dividends declared and paid on common stock totaled $1.73 per share, or an aggregate of $98.3 million, which includes the $0.08 per share special dividend that we declared and paid in March 2015 with respect to our 2014 taxable income. When we realize gains on sales of assets, a portion of our dividends may be characterized as long term capital gains. Because our estimated 2015 taxable income of $107.6 million consisted entirely of net long-term capital gains, all of the dividends are classified as long-term capital gain for income tax purposes, and the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for in 2015. In addition to dividends of $1.73 per share paid in cash during 2015, we declared a dividend of $0.10 per share, or an aggregate of $5.6 million, in December 2015 that was paid in January 15, 2016. The remaining taxable income with respect to 2015 will be distributed through a dividend of $0.15 per share declared on February 28, 2016 and payable on March 17, 2016.

During 2014, cash dividends declared and paid on common stock totaled $2.03 per share, or an aggregate of $116.0 million, of which $1.95 per share related to the 2014 income tax year. The dividends paid in 2014 represented approximately $1.00 of ordinary income and approximately $0.95 of long-term capital gain for income tax purposes. The aggregate minimum distribution to stockholders required to maintain our REIT status was $104.2 million in 2014.

Dividends paid during 2014 included a cash dividend of $0.08 per share of common stock intended to satisfy the distribution requirement for 2013 and was treated as a 2013 distribution for REIT qualification purposes. These dividends represented $0.08 cents per share of ordinary income for income tax purposes.

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock.  At December 31, 2015, we have remaining approximately $75.0 million authorized by our Board of Directors for share repurchases. Repurchased shares are held as treasury stock and available for general corporate purposes.

Below is a summary of our stock repurchases for the quarter ending December 31, 2015 (dollars in thousands except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased under Plans or Programs(1)
October 2015	—	—	1,234,393	$80,017
November 2015	—	—	1,234,393	80,017
December 2015	410,682	12.17	1,645,075	75,017
For the quarter ended December 31, 2015	410,682	12.17	1,645,075	$75,017
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500 and the Russell 2000. The stock price performance graph assumes an investment of $100 in our common stock and the two indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014	2015
Altisource Residential Corporation	$105.60	$203.07	$145.20	$110.80
S&P 500	100.47	130.22	145.05	144.00
Russell 2000	103.05	141.18	146.17	137.82
FTSE NAREIT All Equity REITs (1)	103.15	102.33	126.31	125.07

(1)	FTSE NAREIT All Equity REITs performance is reported historically on a monthly basis and therefore the total return has been calculated from November 30, 2012.

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

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (Inception) to December 31, 2012
Total revenue	$248,098	$423,298	$72,297	$—
Net (loss) income	(46,005)	188,853	39,596	(89)
(Loss) earnings per basic share	(0.81)	3.36	1.67	(0.01)
(Loss) earnings per diluted share	(0.81)	3.34	1.61	(0.01)
Dividend per share	1.83	2.03	0.35	—

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$2,457,948	$2,726,062	$1,398,640	$100,011
Repurchase agreements	767,513	1,015,000	602,382	—
Other secured borrowings	505,630	339,082	—	—

Item 7. Management's discussion and analysis of financial condition and results of operations

Our Company

We are a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P., and its subsidiaries. Initially, we acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios, which we believe was a differentiated approach that strategically positioned us to take advantage of market opportunities better than market participants that were solely focused on REO acquisitions. Given evolving market conditions, commencing in the second quarter of 2015, we refocused our acquisition strategy to opportunistically acquire portfolios of single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in our rental portfolio.

Management Overview

The 2015 fiscal year has been a period of marked change for our company. We have taken many crucial steps that we believe are necessary and appropriate to become one of the preeminent single-family rental operators in the industry and position us for future growth and success. Among others, these important steps include:

•
We transferred approximately two-thirds of servicing, representing almost all of our non-securitized loans, away from Ocwen to two new mortgage loan servicing vendors, Fay Servicing and BSI Financial Services. These servicing transfers diversified our servicing base and provided us with more bandwidth to service and convert our loan portfolio into single-family rentals.

•
We renewed, extended and upsized our repurchase and loan facilities with our lenders throughout 2015 and continued to securitize our non-performing loan portfolios. Our amended repurchase and loan facilities have provided us with substantially more financing capacity for our real estate portfolio as our total portfolio has been transitioning from one dominated by non-performing loans to a portfolio with substantial REO and single-family rental properties. We expect that the amended agreements will also enable us to leverage and sell more properties that do not meet our rental criteria, providing us with more liquidity to purchase properties for our rental portfolio. Our total funding capacity under these new and amended facilities as of December 31, 2015 was $1.3 billion, and our remaining available financing capacity as of December 31, 2015 was approximately $512.4 million.

•
We diversified our single-family acquisition strategies to acquire single-family rentals in bulk and/or directly purchase properties on a one-by-one basis to more quickly and efficiently build our rental portfolio as non-performing loans have become higher priced and economically unattractive. In August 2015, we purchased a portfolio of 1,314 single-family rental properties in Atlanta, of which more than 94% were occupied by tenants with stabilized rental income. In December 2015, we also bid for, and were awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. On February 9, 2016, we executed the purchase agreement for this portfolio and, subject to completing confirmatory due diligence, expect to close this transaction prior to the end of the first quarter of 2016. Under our diversified acquisition strategy, we have increased our rental portfolio from 787 properties at December 31, 2014 to 2,732 properties at December 31, 2015, a 247% increase.

•
We commenced efforts to sell certain non-performing loans to take advantage of attractive market pricing, completing sales of non-performing loans representing approximately 15% of our non-performing loan portfolio in the fourth quarter and agreeing in principal to sell 24% of our remaining non-performing loan portfolio in January 2016. The portfolios sold during the fourth quarter of 2015 were sold at a price within approximately 1% of our balance sheet carrying value for the loans, and the portfolio pending sale is expected to be sold at a price within approximately 1% of our balance sheet carrying value. This evidences that, not only has the market for non-performing loans remained strong, but also that our recorded valuation of these loans was accurate. We expect that non-performing loan sales will allow us to recycle capital that we may use to purchase rental properties that meet our return profile.

•
We entered into the New AMA with Altisource Asset Management with AAMC, which has had the effect of lowering our asset management fees and reducing operating costs while ensuring a long-term relationship with AAMC. We believe our relationship with AAMC is strong, and we rely on AAMC to provide us with sound asset management and corporate governance services.

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

•
We have continued to develop our relationship with Altisource to make the services, renovation and property management processes more efficient and cost effective while also providing us with operational scale. We believe Altisource provides us with a competitive advantage by providing us with a low-cost, single source for full lifecycle rental property management services, including due diligence and acquisition support, renovations and repairs, lease marketing, tenant management and customer care. As of December 31, 2015, Altisource managed more than 41,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. Altisource has the capacity to conduct more than 247,000 inspections and 133,000 repair and maintenance orders on a monthly basis and has more than 9,300 centrally managed vendors operating nationwide. Altisource also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked Altisource as the number seven brokerage company in the United States, operating in 50 states and managing over 32,000 transactions annually.

•
We are also undertaking grass roots efforts to offer quality, affordable rental homes to working class families while offering them incentives and beneficial programs to increase their home ownership opportunities and provide them with additional opportunities to improve their living situations. For example, we are commencing programs to offer incentives to renters who consistently pay their rents in a timely fashion, including rent discounts and the flexibility to move to bigger and better properties within our rental portfolio. We are also considering the implementation of rent-to-own programs for qualified renters and are offering access to pre-purchase housing and other counseling through third parties to help provide information to families to improve their credit profiles. We are in the process of implementing a program to offer rental homes with internet connectivity, as we believe internet capability will provide families who rent our homes with better educational capacity and availability. We believe these incentives will make our rental properties highly attractive in the markets in which we compete.

Although these crucial steps have presented short-term challenges to our financial performance, we believe they are critical to our strategy of building long term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield.

Observations on Current Market Opportunities

We believe that the economic crash of 2008 and other events affecting the housing and mortgage market in recent years have created a significant demand for single-family rental properties. We historically have had opportunities to acquire single-family properties through the acquisition of sub-performing and non-performing loan portfolios at attractive valuations. We believe that our integrated approach of acquiring sub-performing and non-performing residential mortgage loans and converting them to rental properties as well as direct purchases of rental properties has enabled us to compete more effectively for attractive opportunities to expand our portfolio, including, without limitation, through the acquisition of distressed mortgage loans, portfolios of single-family rental properties and REO properties.

In the first two and one-half years of our operations, although we had considered the alternative approaches to acquiring single-family rental homes described above, our most opportunistic acquisition strategy involved acquiring portfolios of non-performing loans. However, as market conditions have continued to evolve and non-performing mortgage loan pools have become relatively higher priced, opportunities in these alternative acquisition strategies have increased and become more prevalent in the marketplace. Although we continue to review, assess and bid on portfolios of non-performing mortgage loans, entities are seeking to sell portfolios of REO properties and rental properties. We have now commenced acquisitions through these other sources of single-family rental assets, including the acquisition of portfolios of single-family rental properties and the purchase of certain REO properties on a one-by-one basis, as we believe they may also provide alternative attractive avenues to grow our rental portfolio.

Prior to 2015, we had acquired our non-performing and re-performing mortgage loans through direct acquisitions from institutions such as banks, HUD and private equity funds. We expect to continue to review and acquire portfolios of non-performing loan portfolios at attractive prices, but we expect to be disciplined in doing so, rather than acquiring non-performing loans at inflated prices that do not fit our investment criteria.

Portfolio Overview

Real Estate Assets

As of December 31, 2015, we owned 6,516 REO properties with an aggregate carrying value of $986.4 million, of which 4,933 were held for use and 1,583 were held for sale. Of the 4,933 REO properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent, and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

As of December 31, 2014, we had 3,960 REO properties, consisting of 3,349 REO properties held for use and 611 properties held for sale. Of the 3,349 properties held for use, 336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties at December 31, 2014, we were in the process of determining whether these properties would meet our rental profile.

Real Estate Acquisitions

On August 18, 2015, we completed our acquisition of 1,314 single-family residential properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from an unrelated third party for an aggregate purchase price of approximately $111.4 million. Acquisition costs related to this portfolio acquisition of $0.6 million were recognized in general and administrative expenses. The value of in-place leases was estimated at $1.3 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date. In December 2015, we also bid for, and were awarded, a portfolio of 627 rental properties in Illinois, North Carolina, South Carolina, Georgia and Florida. On February 9, 2016, we executed the purchase agreement for this portfolio and, subject to completing confirmatory due diligence, expect to close this transaction prior to the end of the first quarter of 2016.

During the third quarter of 2015, we initiated a program to purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. We acquired 98 properties under this program during 2015.

During the year ended December 31, 2014, we acquired 237 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

During the year ended December 31, 2013, we acquired 40 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $6.2 million.

Real Estate Dispositions

During the year ended December 31, 2015, we disposed of 1,321 REO properties and recorded $50.9 million of net realized gains on real estate.

During the year ended December 31, 2014, we disposed of 221 REO properties and recorded $9.5 million of net realized gains on real estate.

During the year ended December 31, 2013, we disposed of four residential properties. There were no significant gains or losses on the dispositions in 2013.

Mortgage Loan Assets

As of December 31, 2015, our portfolio of mortgage loans at fair value consisted of 5,739 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.4 billion and an aggregate market value of underlying properties of $1.3 billion. We also owned 1,297 mortgage loans held for sale having an aggregate UPB of approximately $440.4 million and an aggregate market value of underlying properties of approximately $465.0 million as of December 31, 2015.

As of December 31, 2014, our portfolio of mortgage loans consisted of 10,963 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $2.9 billion and an aggregate market value of underlying properties of $2.7 billion. We also owned 102 mortgage loans held for sale having an aggregate UPB of approximately $18.4 million and an aggregate market value of underlying properties of approximately $22.5 million as of December 31, 2014.

Mortgage Loan Acquisitions

We did not complete any residential mortgage loan portfolio acquisitions during the year ended December 31, 2015.

During 2014, we completed the acquisition of an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion. Additionally, in June 2014, we acquired 879 re-performing mortgage loans with an aggregate market value of underlying properties of $271.1 million for an aggregate purchase price of $144.6 million.

During 2013, we completed the acquisition of an aggregate of 8,491 residential mortgage loans, substantially all of which were non-performing, having an aggregate unpaid principal balance (“UPB”) of approximately $2.2 billion and an aggregate market value of underlying properties of approximately $1.8 billion. The aggregate purchase price for these acquisitions was approximately $1.2 billion.

Mortgage Loan Resolutions and Dispositions

From inception through December 31, 2015, we modified an aggregate of 1,062 mortgage loans, converted an aggregate of 6,351 mortgage loans at fair value and 22 mortgage loans held for sale into REO properties and resolved an aggregate of 1,673 mortgage loans at fair value and 21 mortgage loans held for sale through short sale, refinancing or other liquidation events.

We strive to modify as many sub-performing and non-performing loans as possible. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

As market conditions in the non-performing residential mortgage loan industry have continued to develop and pricing of non-performing loan portfolios have increased, we have been reviewing our portfolio of non-performing loans that we know will not be rented by us to consider offering portions of our portfolio for sale to eligible purchasers. We believe that such potential sales will enable us to recycle our assets to provide us with more liquidity and buying power to purchase additional single-family rental assets. As such, we view our portfolio of non-performing loans as a potential growth engine for our business to purchase single-family assets, which we believe provides us with an advantage, particularly at times when it is challenging to access equity markets.

During December 2015, we sold a total of 306 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $14.0 million of net realized gains on mortgage loans.

During November 2015, we sold 466 of our mortgage loans held for sale to a third party purchaser. In connection with this sale, we recorded $21.9 million of net realized gains on mortgage loans.

During June 2015, we sold an aggregate of 189 re-performing loans to a third party purchaser. The sale included 52 loans from the re-performing mortgage loans purchased in June 2014 and 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions. In connection with this sale, we recorded $0.5 million of net realized gains on mortgage loans held for sale related to the re-performing loans and $5.9 million of net realized gains on mortgage loans related to the non-performing loans that had transitioned to re-performing status.

During October 2014, we sold 934 re-performing loans to an unrelated third party and recognized $2.8 million of net realized gains on mortgage loans held for sale. The sale included 770 loans from the re-performing mortgage loans held for sale purchased in June 2014 and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions that had a clean pay history of at least six months.

The following table summarizes changes in our mortgage loans at fair value and real estate portfolios for the periods indicated:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage Loans (1)
Beginning balance	10,963	8,054	—
Acquisitions	—	7,326	8,491
Dispositions	(727)	(735)	(211)
Transferred to held for sale	(2,054)	—	—
Mortgage loan conversions to REO	(2,507)	(3,718)	(228)
Reversions to mortgage loans (2)	64	36	2
Ending balance	5,739	10,963	8,054

Modifications	443	518	101
Loan reinstatements	205	168	28

Real Estate Assets
Beginning balance	3,960	262	—
Acquisitions	1,412	237	40
Dispositions	(1,321)	(221)	(4)
Mortgage loan conversions to REO (3)	2,529	3,718	228
Reversions to mortgage loans (2)	(64)	(36)	(2)
Ending balance	6,516	3,960	262

Leased	2,118	336	14
Listed and ready for rent	264	197	11
Renovation or unit turn	350	254	18
Other (4)	3,784	3,173	219
	6,516	3,960	262
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(3)	During 2015, conversions to REO included 22 properties that were previously in our mortgage loans held for sale.

(4)	Includes properties with a status of evaluating strategy or held for sale.

In addition, as of December 31, 2015, 97 of our mortgage loans were on trial modification plans, compared to 207 mortgage loans on trial modification plans as of December 31, 2014.

Transition to New Servicers

During the first quarter of 2015, we appointed two new servicers, Fay Servicing (“Fay”) and BSI Financial Services (“BSI”). By the end of April 2015, we had transferred the servicing on mortgage loans of approximately $1.1 billion of UPB from Ocwen to Fay and BSI. Additionally, in June 2015 we transferred servicing on mortgage loans of approximately $680 million of UPB to Fay and BSI. Although these transfers have hampered our ability to convert loans to REO during 2015, and may continue to hamper our resolution efforts in the short term, we believe these transfers will be beneficial to us in the long term.

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

On March 31, 2015, we entered into a new Asset Management Agreement (the "New AMA") with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure that replaces the incentive fee structure under the original asset management agreement with AAMC (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested equity capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which our return on invested capital (based on AFFO, defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

Under the amended fee structure of the New AMA, fees payable to AAMC declined from $74.0 million for the year ended December 31, 2014 to $23.7 million for the year ended December 31, 2015. The $23.7 million fees payable to AAMC for the year ended December 31, 2015 consists of a $13.9 million Base Management Fee, a $1.0 million Conversion Fee, a $8.0 million incentive fee under the Original AMA, a $2.0 million professional fee for negotiation of the New AMA and $0.8 million of expense reimbursements under the Original AMA. The $23.7 million in fees payable reflects a recordation of AAMC’s requirement to return a portion of the management fees paid to AAMC by us in connection with the first quarter of 2015 in the amount of $6.9 million. Because the fees paid to AAMC for the first quarter of 2015 was based on an average of the fees payable for the quarter under the Original AMA and the New AMA and our annual dividend was less than a projected $2.20 per share annual dividend at the time of payment, AAMC was required to true-up the first quarter incentive fee under the Original AMA, which resulted in the requirement that AAMC pay us $6.9 million for the over-payment of fees when averaging the amounts payable under the Original AMA and the New AMA. No Incentive Management Fee under the New AMA was payable to AAMC under the New AMA during 2015 because our return on invested capital (as defined in the New AMA) for the each of the three quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee.  As of December 31, 2015, the aggregate return shortfall from the prior three quarters under the New AMA was approximately 10.77% of invested capital. Therefore, we must achieve a 12.52% return on invested capital in the first quarter of 2016 before any Incentive Management Fee will be payable to AAMC for the first quarter of 2016. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of the following:

i.
Rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. As a greater number of our REO properties are renovated and deemed suitable for rental and as the number of our acquired assets that are REO properties to be held for rent increases, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates.

ii.
Net realized gain on mortgage loans. We record net realized gains, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We also record realized gains upon the sale of our mortgage loans held for sale, which generally occurs in a bulk sale transaction. For loans not sold as part of a bulk sale, we expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. We generally expect to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

iii.
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

iv.
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

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As a greater number of our REO properties are renovated and deemed suitable for rental and as the number of our acquired assets that are REO properties to be held for rent increases, we expect a greater portion of our revenues will be rental revenues. For the non-performing loans we have acquired to date, the average number of days to determine whether a property met our rental profile was 209 days for the 491 properties on which renovations began during 2015. The average renovation expense was $25,006 per property for 792 renovations completed during 2015, the average number of days between commencement of renovation and listing of the property for rent was 60 days for 491 properties for which renovation began during 2015, and the average number of days from listing to leasing a property was 27 days for 560 properties listed in 2015.

We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Our occupancy rate at December 31, 2015 was 89%. Our rental properties had an average annual rental rate of $12,327 per home for the 2,118 properties that were leased at December 31, 2015.

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

Expenses

Our expenses have primarily consisted of residential property operating expenses, depreciation and amortization, real estate and mortgage loan selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses and expense reimbursement as well as fees to our Manager under the Original AMA or the New AMA, as applicable. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Real estate and mortgage loan selling costs and impairment represents our estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Historically, expense reimbursement consisted primarily of employee salaries of AAMC in direct correlation to the services they provided on our behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Historically, fees to our Manager were based on the amount of cash available for distribution to our stockholders for each period. Under the New AMA the management fees we pay to AAMC are based on a combination of a percentage of our invested capital, a conversion fee for assets that convert to single-family rentals during each period and our return on invested capital. The percentage payment on each of these metrics will vary based on our number of leased properties.

Other Factors Affecting Our Consolidated Results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and execute upon REO properties, sub-performing and non-performing loans and other single-family residential assets. We believe that there is currently a large potential supply of REO properties and single-family rental properties available to us for acquisition.

Generally, we expect that our residential mortgage loan and single-family rental portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO properties may be irregularly timed and may at times involve large or small portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, securitization financing, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Loan Resolution Activities

The management and/or sale of our legacy portfolio of residential mortgage loans is an important focus of our business. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies, through our servicers, with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we continue to focus on (1) converting a portion of our sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

As discussed above, our loan resolution strategy has typically led to the disposition of non-performing mortgage loans primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior non-performing loan acquisitions.

In the third quarter of 2015, we also commenced efforts to sell certain non-performing loans to take advantage of attractive market pricing and evolving market conditions. Non-performing loan sales are expected to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. In the fourth quarter, we opportunistically sold a portfolio of non-performing loans, in two separate closings to two unaffiliated third parties. In addition, we commenced an auction to sell an additional portfolio of non-performing mortgage loans representing approximately 24% of our loan portfolio by UPB. To date, we have finalized agreements for the sale of 2,227 non-performing loans with an aggregate UPB of $790.5 million, subject to adjustment depending on the final diligence results and further negotiation by the parties for those sales that have not yet been consummated. The Company may market additional portfolios of non-performing loans in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate the Company’s strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Resolution of Loans

For the non-performing and sub-performing mortgage loans that we continue to hold and acquire, our preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us. We believe modification followed by refinancing generates near-term cash flows, provides the highest possible economic outcome for us and is a socially responsible business strategy because it keeps more families in their homes.

Certain of our residential mortgage loans are liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, we record net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology used by us for each loan.

A portion of our residential mortgage loans become REO either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, we mark the properties to the most recent market value and recognize net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, which is based on BPOs. The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

We anticipate that REO properties that meet our investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions and dividend distributions.

Portfolio Size

The size of our investment portfolio will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher servicing fees, property management fees and, potentially depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Rental Revenues

Rental revenues increased to $13.2 million for the year ended December 31, 2015 compared to $1.6 million for the year ended December 31, 2014. The number of leased properties increased to 2,118 at December 31, 2015 from 336 at December 31, 2014, primarily due to our acquisition of 1,314 rental properties in August 2015 and our other efforts to achieve scale in our rental portfolio. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and repair costs and our renters’ desire to remain in our properties.

Net Unrealized Gain on Mortgage Loans

Our net unrealized gains on mortgage loans decreased to $88.8 million for the year ended December 31, 2015 from $350.8 million for the year ended December 31, 2014. This decrease was primarily related to lower unrealized gains on loans converted to REO status and continued friction costs due to our servicing transfers during 2015. This decline was further emphasized by the fact that we did not purchase any portfolios of mortgage loans in 2015, which led to fewer loans available for conversion to REO. Further, the timeline to resolution for our mortgage loan portfolios may extend beyond our original expectations. In the absence of newly acquired loans, we expect the amount of unrealized gains to decline as the portfolio ages.

The net unrealized gains for the year ended December 31, 2015 and 2014 can be categorized into the following three components:

•
First, we recognized an aggregate of $91.3 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2015 compared to $124.9 million for the year ended December 31, 2014. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the year ended December 31, 2015, we converted a net of 2,443 mortgage loans to REO status compared to a net of 3,682 mortgage loans converted to REO status during the year ended December 31, 2014;

•
Second, we recognized an aggregate of $122.4 million in unrealized gains from the net increase in the fair value of loans for the year ended December 31, 2015 compared to $241.9 million in unrealized gains during the year ended December 31, 2014. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, we reclassified an aggregate of $124.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of mortgage loans for the year ended December 31, 2015. This compares to an aggregate of $22.6 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2014.

Through resolution of mortgage loans and the transfer of 2,054 mortgage loans to held for sale, our portfolio of mortgage loans at fair value has decreased from 10,963 loans at December 31, 2014 to 5,739 loans at December 31, 2015. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to positive or adverse changes in value depending on the financial condition of borrowers as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses or additional unrealized gains on our mortgage loans in the future.

Net Realized Gain on Mortgage Loans

Net realized gains on mortgage loans increased to $58.1 million for the year ended December 31, 2015 from $55.8 million for the year ended December 31, 2014 principally due to slightly improved average resolution economics. We disposed of 727 mortgage loans at fair value during the year ended December 31, 2015 compared to our resolution of 735 mortgage loans at fair value during the year ended December 31, 2014. These resolutions occurred primarily through short sale, refinancing or other liquidation events.

Net Realized Gain on Mortgage Loans Held for Sale

Net realized gains on mortgage loans held for sale increased to $36.4 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. This increase was principally due to the difference in the composition of the pools of mortgage loans sold in applicable year. The 772 mortgage loans held for sale that were sold during the year ended December 31, 2015 consisted primarily of non-performing loans that we sold as attractive market opportunities became available. The 770 mortgage loans held for sale that were sold during the year ended December 31, 2014 consisted of re-performing loans that were acquired during June 2014 and were sold shortly after acquisition.

Net Realized Gain on Real Estate

Net realized gains on real estate were $50.9 million for the year ended December 31, 2015, during which we disposed of 1,321 residential properties, compared to $9.5 million for the year ended December 31, 2014, during which we disposed of 221 residential properties.

Interest Income

Interest income decreased to $0.6 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014 primarily due to dispositions of the re-performing loans acquired in June 2014. During the year ended December 31, 2015, we accreted $0.6 million into interest income with respect to these re-performing loans compared to $2.6 million for the year ended December 31, 2014.

Residential Property Operating Expenses

We incurred $66.3 million of residential property operating expenses for the year ended December 31, 2015 as compared to $26.0 million for the year ended December 31, 2014, primarily due to increases in the scale of our real estate portfolio. At December 31, 2015, we had a total of 6,516 REO properties, of which 2,118 were leased, compared to 3,960 REO properties, of which 336 were leased, as of December 31, 2014. We expect to incur increasing residential property operating expenses as we convert more mortgage loans to and/or acquire more residential properties. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy also will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real Estate Depreciation and Amortization

We incurred $7.5 million of real estate depreciation and amortization for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014, reflecting the growth in our rental portfolio. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Acquisition Fees and Costs

We incurred $2.3 million of acquisition fees and costs for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014. This fluctuation is primarily due to acquisition fees and costs of $1.0 million related to services provided by Ocwen and Altisource being included in related party acquisition fees and costs in 2014.

Real Estate and Mortgage Loan Selling Costs and Impairment

Real estate selling costs of REO held for sale were $33.6 million for the year ended December 31, 2015 compared to $13.9 million for the year ended December 31, 2014. We also recognized $36.5 million of REO valuation impairment for the year ended December 31, 2015 compared to $7.9 million for the year ended December 31, 2014. In addition, we recognized $2.1 million in mortgage loan selling costs for the year ended December 31, 2015 related to mortgage loans held for sale.

We record residential properties held for sale at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. However, GAAP does not permit us to recognize a gain where market value exceeds the original carrying value. At December 31, 2015 and 2014, the carrying value of our real estate held for sale was $250.6 million and $92.2 million, respectively, with an aggregate market value of $288.0 million and $103.9 million, respectively.

Mortgage Loan Servicing Costs

We incurred $62.3 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the year ended December 31, 2015 compared to $68.2 million for the year ended December 31, 2014. This reduction of servicing costs was primarily due to the conversion, sale or other disposition of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Our loan servicing costs fluctuate based on the size of our mortgage loan portfolio.

Interest Expense

We incurred $53.7 million of interest expense for the year ended December 31, 2015, primarily related to borrowings under our repurchase and loan facilities (including amortization of deferred financing costs), compared to $35.8 million for the year ended December 31, 2014, when market interest rates were at historically low levels. The interest rates under our repurchase and loan facilities are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and Administrative Expenses

General and administrative expenses increased to $9.5 million for the year ended December 31, 2015 from $5.5 million for the year ended December 31, 2014 primarily due to increased litigation-based expenses, higher insurance costs due to the growth of our single-family rental portfolio and expenses related to services provided by Ocwen and Altisource that were included in related party general and administrative expenses in 2014.

Related Party General and Administrative

We incurred $23.7 million of related party general and administrative expenses for the year ended December 31, 2015 compared to $76.0 million for the year ended December 31, 2014. These expenses included $8.0 million in incentive management fees under the Original AMA as well as $13.9 million of Base Management Fees and $1.0 million of Conversion Fees under the New AMA for the year ended December 31, 2015 compared to $67.9 million of management incentive fees under the Original AMA for the year ended December 31, 2014. The remaining related party general and administrative expenses are related to expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business under the Original AMA, professional fees and due diligence costs related to the acquisition of loan portfolios.

Other Income

Other income was $3.5 million for the year ended December 31, 2015, reflecting a dividend of $1.5 million received from NewSource in the third quarter pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter pursuant to a professional fee sharing arrangement for negotiation of the New AMA.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Rental Revenues

Rental revenues increased to $1.6 million for the year ended December 31, 2014 from $36,000 for the year ended December 31, 2013. The number of leased properties increased to 336 leased properties at December 31, 2014 from 14 at December 31, 2013.

Net Unrealized Gain on Mortgage Loans

Our net unrealized gains on mortgage loans increased to $350.8 million for the year ended December 31, 2014 from $61.1 million for the year ended December 31, 2013. These increases were primarily related to an increase in the number of loans for which unrealized gains were estimated and the continued discounts at which we have been able to acquire non-performing loans into our portfolio. The net unrealized gains for the year ended December 31, 2014 and 2013 can be broken down into the following three components:

•
First, we recognized unrealized gains driven by a material change in loan status of $124.9 million for the year ended December 31, 2014 compared to $8.4 million for the year ended December 31, 2013. During the year ended December 31, 2014 and 2013, we converted 3,682 and 226 mortgage loans to REO status, respectively. Upon conversion of these mortgage loans to REO, we marked these properties to the most recent market value, less estimated selling costs in the case of REO properties held for sale;

•
Second, we recognized $241.9 million in unrealized gains for the year ended December 31, 2014 from the net increase in the fair value of loans during the period compared to $54.0 million for the year ended December 31, 2013. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans. The increase in the value of the loans is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations; and

•
Third, we reclassified an aggregate of $22.6 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of mortgage loans for the year ended

December 31, 2014. This compares to an aggregate of $1.3 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2013.

Through our acquisitions, the number of sub-performing and non-performing loans in our mortgage loan portfolio grew from 8,054 loans at December 31, 2013 to 10,963 loans at December 31, 2014.

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

Net Realized Gain on Mortgage Loans Held for Sale

Net realized gain on mortgage loans held for sale were $2.8 million for the year ended December 31, 2014, during which we disposed of 770 re-performing loans. We did not classify any mortgage loans as held for sale during 2013.

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

Residential Property Operating Expenses

We incurred $26.0 million of residential property operating expenses for the year ended December 31, 2014 compared to $0.8 million for the year ended December 31, 2013 primarily due to our REO portfolio increasing from 262 properties at December 31, 2013 to 3,960 properties at December 31, 2014.

Real Estate Depreciation and Amortization

We incurred $1.1 million of real estate depreciation and amortization for the year ended December 31, 2014 compared to a nominal amount of real estate depreciation and amortization for the year ended December 31, 2013 primarily due to our rental portfolio increasing from 43 properties at December 31, 2013 to 787 properties at December 31, 2014.

Acquisition Fees and Costs

We incurred $1.5 million of acquisition fees and costs for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013 primarily due to increased acquisition activity in 2014.

Related Party Acquisition Fees and Costs

We incurred $1.0 million of related party acquisition fees and costs for the year ended December 31, 2014 compared to a $0.1 million for the year ended December 31, 2013 primarily due to increased acquisition activity in 2014.

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

Interest Expense

We incurred $35.8 million of interest expense for the year ended December 31, 2014 related to borrowings under our repurchase agreements (including amortization of deferred financing costs) compared to $4.6 million for the year ended December 31, 2013, primarily due to increases in the average balance of our interest-bearing liabilities.

General and Administrative Expenses

General and administrative expenses increased to $5.5 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013, primarily due to an increase in professional fees and due to an increase of litigation-based expenses.

Related Party General and Administrative

We incurred $76.0 million of related party general and administrative expenses for the year ended December 31, 2014 compared to $12.4 million for the year ended December 31, 2013. The increase in 2014 included $67.9 million in management incentive fees for the year ended December 31, 2014 due to AAMC under the Original AMA compared to $4.9 million for the year ended December 31, 2013. The remaining increase in related party general and administrative expenses related to increased expense reimbursements to AAMC for salaries and benefits attributable to AAMC’s hiring of additional personnel to provide services on behalf of our business.

Other Income

Other income was $2.5 million for the year ended December 31, 2014, primarily reflecting $2.2 million of dividends we received from NewSource pursuant to the terms of our preferred stock investment.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $116.7 million compared to $66.2 million as of December 31, 2014. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and to make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

To date, we have conducted the following equity offerings, repurchase and loan facilities and securitization transactions:

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

Repurchase Facilities and Loan Agreement

We entered into three separate repurchase agreements to finance the acquisition and ownership of residential mortgage loans and REO properties. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. In addition, we entered into a loan agreement Nomura Corporate Funding Americas, LLC (“Nomura”) for the purpose of financing our beneficial ownership of REO properties. The maximum aggregate funding available under this loan agreement was $100.0 million. A description of each agreement follows below:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016. We are in discussions with CS to renew and further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016. Under the DB repurchase agreement, we have not been eligible for additional funding under the facility since March 2015, and our aggregate funding capacity was thereby reduced to $54.9 million, which was the amount outstanding under the facility, on December 31, 2015. We expect to repay the remaining outstanding balance of the DB repurchase agreement during March 2016 primarily with available funds and then transfer of all or some of the collateral to our other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014, the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, we amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016. We are in discussions with Nomura to renew and further extend the Nomura loan agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase agreements and loan agreement as of December 31, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2015, an aggregate of $767.5 million was outstanding under our repurchase agreements. All obligations under each of these repurchase agreements are fully guaranteed by us.

Under the terms of each repurchase and loan agreement, as collateral for the funds we draw thereunder, subject to certain conditions, the operating partnership will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying real estate or mortgage assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each underlying mortgage asset we finance under the applicable repurchase agreement is subject to agreement between the lender and us and is based on a percentage of the market value of the underlying mortgage asset and depends on its delinquency status. Our cost of borrowing under the repurchase agreements generally corresponds to LIBOR, or the lender interest at the lender’s cost of funds plus a margin. We are also required to pay certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements.

The repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the repurchase agreements contain customary events of default.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guarantee made by us in favor of Nomura. The Nomura loan agreement terminates on April 8, 2016. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of December 31, 2015 was $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

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

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our banking partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the three repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement for the purpose of determining whether such borrowing is adequately collateralized. As of December 31, 2015, the weighted average contractual haircut applicable to the assets that serve as collateral for our outstanding repurchase agreements was 15.2%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase agreements and the Nomura loan agreement from December 31, 2014 to December 31, 2015 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Our overall advance rate under the repurchase agreements and the Nomura loan agreement declined from 55.8% at December 31, 2014 to 55.7% at December 31, 2015 as the value of the underlying collateral has increased with time due to our resolution efforts. We do not collateralize any of our repurchase facilities with cash. See Note 8 to our consolidated financial statements.

The following table sets forth data with respect to our repurchase agreements as of and for the years ended as indicated ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Balance at end of period	$767,513	$1,015,000	$602,382
Maximum month-end balance outstanding during the period	997,161	1,413,357	602,382
Weighted average balance	915,785	976,176	137,594
Amount of available funding at end of period	512,431	210,000	147,618

Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”) issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million.

On November 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million.

On September 25, 2014, we completed a securitization transaction in which ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”) issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

The following table sets forth data with respect to these notes as of December 31, 2015 and 2014 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (4)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
		$505,630
December 31, 2014:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
		$339,082
__________________

(1)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(4)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Net cash used in operating activities	$(217,710)	$(173,621)	$(22,563)
Net cash provided by (used in) investing activities	482,664	(974,920)	(1,206,230)
Net cash (used in) provided by financing activities	(214,418)	1,098,719	1,244,776
Total cash flows	$50,536	$(49,822)	$15,983

Net cash used in operating activities for the year ended December 31, 2015, 2014 and 2013 consisted primarily of residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees, acquisition costs and expense reimbursements to our manager for salaries and benefits.

Net cash provided by investing activities for the year ended December 31, 2015 consisted primarily of mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties. Net cash used in investing activities for the year ended December 31, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the disposition of loans. Net cash used in investing activities for the year ended December 31, 2013 consisted primarily of investments in non-performing loan portfolios. During periods in which we purchase a significant number of real estate or mortgage loan assets and/or conduct substantial renovations of residential real estate, our cash used in investing activities is generally expected to exceed cash provided by investing activities.

Net cash used in financing activities for the year ended December 31, 2015 consisted primarily of repurchases of common stock, payment of dividends and net repayments of repurchase agreements and other secured borrowings. The change in net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of the net proceeds from the issuance of common stock, payment of dividends and net borrowings under repurchase agreements and other secured borrowings. Net cash provided by financing activities for the year ended December 31, 2013 consisted primarily of the net proceeds from the issuance of common stock and net borrowings under repurchase agreements. Net cash related to financing activities will generally consist of the incurrence by us of debt, repayment of debt previously incurred by us, payment of dividends and issuance of common stock.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2015 and did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2015 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
Borrowings (1)	$1,273,143	$396,383	$371,130	$—	$505,630
Interest (2)	701,616	34,035	45,708	37,481	584,392
	$1,974,759	$430,418	$416,838	$37,481	$1,090,022
_____________

(1)
Does not consider the expected redemption dates for secured notes. The securitized assets are the only source of repayment for the secured notes and are expected to provide funding for these liabilities (see Note 8).

(2)	Assumes interest rates as of December 31, 2015 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the asset management agreement as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2015 or 2014.

Recent Accounting Pronouncements

See Note 1, “Organization and basis of presentation – Recently issued accounting standards” to our consolidated financial statements.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income Taxes

We elected REIT status upon the filing of our 2013 income tax return. We believe that we have complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. Accordingly, we believe that we will not be subject to federal income tax on the portion of our REIT taxable income that was distributed to our stockholders for such years, nor do we expect to be taxed on future distributions of REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

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

Mortgage Loans at Fair Value

Upon the acquisition of mortgage loans, we record the assets at fair value, which is the purchase price we paid for the loans on the acquisition date. Mortgage loans at fair value are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

We determine the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chairman, our Chief Executive Officer and our Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results, which is reported to the Investment Committee and used to continuously improve the model.

Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. We do not originate loans. Our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014 and certain non-performing loans identified by management for sale.

Our re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition, and we did not elect the fair value option for these loans. Therefore, our re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

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

Real Estate Impairment

With respect to residential rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable are written-off when we have deemed that the amounts are uncollectible.

Non-GAAP Measures – Estimated REIT Taxable Income

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. We believe that estimated REIT taxable income is useful to our investors because our dividends are determined directly by our REIT taxable income due to a REIT’s requirement to distribute at least 90% of its taxable income in each fiscal year. Estimated REIT taxable income should not be considered as an alternative to net income or net income per share as indicators of our operating performance.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
(Loss) income before income taxes	$(45,939)	$188,898
Add net loss of taxable REIT subsidiaries	49,708	8,238
Adjusted net income	3,769	197,136
Book to tax differences:
Net unrealized gain on mortgage loans	80,046	(134,963)
Net realized gain on mortgage loans	(76,076)	(16,892)
Net realized gain on mortgage loans held for sale	47,752	681
Net realized gain on real estate sold	(57,038)	(9,012)
Interest income, advances and recoveries	21,279	12,858
Depreciation and amortization	3,174	327
Valuations and impairments	38,683	14,604
Mortgage loan servicing cost	44,049	49,128
Acquisition fees and due diligence	897	2,083
Other book/tax differences, net	1,048	(187)
Estimated REIT taxable income	$107,583	$115,763

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

We currently borrow funds on our repurchase facilities at variable rates using secured financings. At December 31, 2015, we had $767.5 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $767.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.7 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Subsequent to the filing of our Form 10-K for the year ended December 31, 2014, the Public Company Accounting Oversight Board conducted an inspection of our independent registered public accounting firm’s audit of AAMC's 2014 consolidated financial statements and internal control over financial reporting. Following this inspection, during the fourth quarter of 2015, our independent registered public accounting firm requested a re-evaluation of certain internal controls. In re-evaluating these controls, management identified two control deficiencies in internal control over financial reporting and determined that these deficiencies were material weaknesses at December 31, 2014. The material weaknesses were in the design of 1) the review of the broker price opinions used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at the vendors utilized by the Company to provide fair value information for individual properties and 2) the review of the assumptions used to determine the fair value of mortgage loans. The material weaknesses had no impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2014.

As of December 31, 2015, the Company had remediated the material weakness relating to the review of the broker price opinions used to record real estate owned and real estate assets held for sale by, among other things, designing and implementing control activities to address the control deficiency, including the addition of internal controls to monitor the controls that are in place at the vendors utilized to provide fair value information for individual properties.

The Company is in the process of remediating the other material weakness relating to the review of the assumptions used to determine the fair value of mortgage loans. Specifically, management is designing, documenting and implementing additional control procedures related to the review of the assumptions, including consideration of market transactions utilized in its determination of the fair value of the mortgage loans.

The Company carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective solely due to the unremediated material weakness in our internal controls over the accounting for mortgage loans at fair value discussed above.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of our Form10-K for the year ended December 31, 2014, the Public Company Accounting Oversight Board conducted an inspection of our independent registered public accounting firm’s audit of the AAMC's 2014 consolidated financial statements and internal control over financial reporting. Following this inspection, during the fourth quarter of 2015, our independent registered public accounting firm requested a re-evaluation of certain internal controls. In re-evaluating these controls, management identified two control deficiencies in internal control over financial reporting and determined that these deficiencies were material weaknesses at December 31, 2014. The material weaknesses were in the design of 1) the review of the broker price opinions used to record real estate owned and real estate assets held for sale, including monitoring the internal controls that are in place at the vendors utilized by the Company to provide fair value information for individual properties and 2) the review of the assumptions used to determine the fair value of the mortgage loans.

These control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the years ended December 31, 2014 or December 31, 2015. However, a material weakness is present even in the absence of a material misstatement if there is a reasonable possibility that a material misstatement could have occurred. Accordingly, our management has determined that the control deficiencies constitute material weaknesses.

Solely as a result of the material weakness over the accounting for mortgage loans at fair value, which has not been remediated as of December 31, 2015, management has concluded that our internal control over financial reporting was not effective as of December 31, 2015. Our internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the internal control over financial reporting of Altisource Residential Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not design and maintain effective internal controls related to the review of assumptions used to determine the fair value of mortgage loans. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the Company having no employees and relying on upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation, related parties through January 16, 2015, and Altisource Asset Management Corporation, a related party.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 29, 2016

Changes in Internal Control over Financial Reporting

In Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year-ended December 31, 2014, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2014. As described above, we have subsequently concluded that the material weaknesses described above existed as of December 31, 2014. As a result of the material weakness over the accounting for mortgage loans at fair value, which has not yet been remediated, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework (2013), issued by the COSO.

Remediation of Material Weaknesses

As of December 31, 2015, the Company had remediated the material weakness relating to the review of the broker price opinions used to record real estate owned and real estate assets held for sale by, among other things, designing and implementing control activities to address the control deficiency, including the addition of internal controls to monitor the controls that are in place at the vendors utilized to provide fair value information for individual properties.

The Company is in the process of remediating the other material weakness relating to the review of the assumptions used to determine the fair value of mortgage loans. Specifically, management is designing, documenting and implementing additional control procedures related to the review of the assumptions, including consideration of market transactions, utilized in its determination of the fair value of the mortgage loans and real estate owned.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which we refer to as the “2016 Proxy Statement,” with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2015. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.19
Master Repurchase Agreement and related Annexes, dated as of December 22, 2014, between Credit Suisse Securities (USA) LLC and ARNS, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.2
Guaranty, dated as of December 22, 2014, by Altisource Residential Corporation in favor of Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.21
Amended and Restated Master Repurchase Agreement and Securities Contract, dated December 31, 2014, between Altisource Residential, L.P. and Wells Fargo, National Association (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.22
Flow Servicing Agreement, dated as of January 24, 2015, between Fay Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.23
Servicing Agreement, dated as of January 29, 2015, between Altisource Residential, L.P. and Servis One, Inc. d/b/a BSI Financial Services (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.24
Asset Management Agreement, dated March 31, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.25
Amendment to Asset Management Agreement, dated April 7, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.26
Loan and Security Agreement, dated as of April 10, 2015, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC, ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC, ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC, ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC, ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC, ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC, and ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party to the Agreement under a Joinder Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.27
Guaranty, dated as of April 10, 2015 made by Altisource Residential Corporation in favor of Nomura Corporate Funding Americas, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.28
Amended and Restated Master Repurchase Agreement, dated as of April 20, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, Altisource Residential, L.P., ARNS, Inc., ARLP Trust, ARLP Trust 4, RESI SFR Sub, LLC, and RESI REO Sub, LLC and Altisource Residential Corporation (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.29
Amended and Restated Guaranty Agreement, dated April 20, 2015 by Altisource Residential Corporation in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.30
Second Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between Altisource Residential, L.P., ARNS, Inc. and Wells Fargo Bank, National Association related to Mortgage Loans (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.31
Third Amended and Restated Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to Mortgage Loans (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.32
Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between ARLP Repo Seller L, LLC, ARLP Repo Seller S, LLC and Wells Fargo Bank, National Association, related to REO Properties (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.33
Limited Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to REO Properties (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.34
Asset Management Agreement, dated March 31, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

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

Altisource Residential Corporation
February 29, 2016	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
February 29, 2016	By:	/s/ Robin N. Lowe
Robin N. Lowe Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George G. Ellison and Robin N. Lowe and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ David B. Reiner	Chairman of the Board of Directors	February 29, 2016
David B. Reiner
/s/ Michael A. Eruzione	Director	February 29, 2016
Michael A. Eruzione
/s/ Robert J. Fitzpatrick	Director	February 29, 2016
Robert J. Fitzpatrick
/s/ James H. Mullen, Jr.	Director	February 29, 2016
James H. Mullen, Jr.
/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 22, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Residential Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Residential Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Notes 1 and 10 of the consolidated financial statements, the Company has no employees and is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation, related parties through January 16, 2015, and Altisource Asset Management Corporation, a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 29, 2016

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets:
Real estate held for use:
Land	$56,346	$14,424
Rental residential properties (net of accumulated depreciation of $7,127 and $1,062, respectively)	224,040	60,908
Real estate owned	455,483	457,045
Total real estate held for use, net	735,869	532,377
Real estate assets held for sale	250,557	92,230
Mortgage loans at fair value	960,534	1,959,044
Mortgage loans held for sale	317,336	12,535
Cash and cash equivalents	116,702	66,166
Restricted cash	20,566	13,282
Accounts receivable, net	45,903	10,313
Related party receivables	2,180	17,491
Investment in affiliate	—	18,000
Deferred leasing and financing costs, net	7,886	4,251
Prepaid expenses and other assets	415	373
Total assets	$2,457,948	$2,726,062
Liabilities:
Repurchase agreements	$767,513	$1,015,000
Other secured borrowings (including $14,991 repurchase agreement with NewSource as of December 31, 2014)	505,630	339,082
Accounts payable and accrued liabilities	32,448	11,678
Related party payables	—	33,391
Total liabilities	1,305,591	1,399,151
Commitments and contingencies (Note 9)
Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 57,226,080 and 55,581,005 shares issued and outstanding, respectively, as of December 31, 2015 and 57,192,212 shares issued and outstanding as of December 31, 2014	572	572
Additional paid-in capital	1,227,385	1,227,091
(Accumulated deficit) retained earnings	(50,617)	99,248
Treasury stock, at cost, 1,645,075 shares as of December 31, 2015 and 0 shares as of December 31, 2014	(24,983)	—
Total equity	1,152,357	1,326,911
Total liabilities and equity	$2,457,948	$2,726,062

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Revenues:
Rental revenues	$13,233	$1,564	$36
Net unrealized gain on mortgage loans	88,829	350,822	61,092
Net realized gain on mortgage loans	58,061	55,766	10,482
Net realized gain on mortgage loans held for sale	36,432	2,771	—
Net realized gain on real estate	50,932	9,482	—
Interest income	611	2,893	687
Total revenues	248,098	423,298	72,297
Expenses:
Residential property operating expenses	66,266	26,018	767
Real estate depreciation and amortization	7,472	1,067	25
Acquisition fees and costs	2,292	1,545	1,408
Related party acquisition fees and costs	—	1,039	115
Real estate and mortgage loan selling costs and impairment	72,230	21,788	184
Mortgage loan servicing costs	62,346	68,181	10,418
Interest expense	53,694	35,812	4,568
General and administrative	9,539	5,502	2,800
Related party general and administrative	23,716	75,991	12,416
Total expenses	297,555	236,943	32,701
Other income	3,518	2,543	—
(Loss) income before income taxes	(45,939)	188,898	39,596
Income tax expense	66	45	—
Net (loss) income	$(46,005)	$188,853	$39,596

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(0.81)	$3.36	$1.67
Weighted average common stock outstanding – basic	56,843,028	56,247,376	23,734,869
(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(0.81)	$3.34	$1.61
Weighted average common stock outstanding – diluted	56,843,028	56,588,137	24,620,996

Dividends declared per common share	$1.83	$2.03	$0.35

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings
	Number of Shares	Amount			Treasury Stock	Total Equity
December 31, 2012	7,810,708	$78	$99,922	$(89)	$—	$99,911
Issuance of common stock, including stock option exercises	34,475,961	345	684,147	—	—	684,492
Cost of issuance of common stock	—	—	(25,729)	—	—	(25,729)
Dividends on common stock ($0.35 per share)	—	—	—	(13,087)	—	(13,087)
Share-based compensation	—	—	244	—	—	244
Net income	—	—	—	39,596	—	39,596
December 31, 2013	42,286,669	423	758,584	26,420	—	785,427
Issuance of common stock, including stock option exercises	14,905,543	149	483,570	—	—	483,719
Cost of issuance of common stock	—	—	(15,290)	—	—	(15,290)
Dividends on common stock ($2.03 per share)	—	—	—	(116,025)	—	(116,025)
Share-based compensation	—	—	227	—	—	227
Net income	—	—	—	188,853	—	188,853
December 31, 2014	57,192,212	572	1,227,091	99,248	—	1,326,911
Issuance of common stock, including stock option exercises	33,868	—	110	—	—	110
Treasury shares repurchased	—	—	—	—	(24,983)	(24,983)
Dividends on common stock ($1.83 per share)	—	—	—	(103,860)	—	(103,860)
Share-based compensation	—	—	184	—	—	184
Net loss	—	—	—	(46,005)	—	(46,005)
December 31, 2015	57,226,080	$572	$1,227,385	$(50,617)	$(24,983)	$1,152,357

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Operating activities:
Net (loss) income	$(46,005)	$188,853	$39,596
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized gain on mortgage loans	(88,829)	(350,822)	(61,092)
Net realized gain on mortgage loans	(58,061)	(55,766)	(10,482)
Net realized gain on sale of mortgage loans held for sale	(36,432)	(2,771)	—
Net realized gain on sale of real estate	(50,932)	(9,482)	—
Real estate depreciation and amortization	7,472	1,067	25
Real estate and mortgage loan selling costs and impairment	72,230	21,788	—
Accretion of interest on re-performing mortgage loans	(551)	(2,610)	—
Share-based compensation	184	227	244
Amortization of deferred financing costs	7,348	3,427	1,102
Changes in operating assets and liabilities:
Accounts receivable, net	(22,551)	(3,472)	—
Related party receivables	15,311	8,199	(876)
Deferred leasing costs	(88)	—	—
Prepaid expenses and other assets	(42)	(293)	(106)
Accounts payable and accrued liabilities	16,627	522	3,201
Related party payables	(33,391)	27,512	5,825
Net cash used in operating activities	(217,710)	(173,621)	(22,563)
Investing activities:
Investment in mortgage loans	—	(1,265,890)	(1,212,620)
Investment in real estate	(119,977)	(34,104)	(6,198)
Investment in renovations	(27,410)	(12,721)	(465)
Proceeds from (investment in) affiliate	18,000	—	(18,000)
Real estate tax advances	(29,862)	(33,719)	(6,472)
Mortgage loan dispositions	468,111	334,366	38,967
Mortgage loan payments	26,206	20,900	4,901
Disposition of real estate	154,880	23,652	685
Acquisition-related deposits	—	—	(1,150)
Change in restricted cash	(7,284)	(7,404)	(5,878)
Net cash provided by (used in) investing activities	482,664	(974,920)	(1,206,230)
Financing activities:
Issuance of common stock, including stock option exercises	212	491,388	684,615
Payment of tax withholdings on exercise of stock options	(102)	(7,669)	(123)
Cost of issuance of common stock	—	(15,290)	(25,729)
Repurchase of common stock	(24,983)	—	—
Dividends on common stock	(98,334)	(116,025)	(13,087)
Proceeds from issuance of other secured debt	220,931	339,426	—
Repayments of secured notes	(54,823)	(344)	—
Proceeds from repurchase agreement	347,077	1,094,042	689,490
Repayments of repurchase agreement	(594,564)	(681,424)	(87,108)
Payment of deferred financing costs	(9,832)	(5,385)	(3,282)
Net cash (used in) provided by financing activities	(214,418)	1,098,719	1,244,776
Net increase (decrease) in cash and cash equivalents	50,536	(49,822)	15,983
Cash and cash equivalents as of beginning of the period	66,166	115,988	100,005
Cash and cash equivalents as of end of the period	$116,702	$66,166	$115,988

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$47,286	$31,218	$2,445
Income taxes paid	52	11	—
Transfer of mortgage loans to real estate owned, net	470,221	587,268	31,014
Transfer of mortgage loans at fair value to mortgage loans held for sale	535,836	—	—
Change in accrued capital expenditures	(1,388)	4,151	—
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	(592)	10,024	9,812
Changes in receivables from real estate owned dispositions	15,252	4,640	—
Dividends declared but not paid	5,526	—	—
Acquisition-related payable	—	—	1,191

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
December 31, 2015

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, we acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan portfolios; however, commencing in the second quarter of 2015, we refocused our acquisition strategy to opportunistically acquire portfolios of single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in our rental portfolio.

On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100 million. We have a long-term service agreement with Altisource Portfolio Solutions S.A. (“Altisource”), a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. We also have servicing agreements with three separate servicers. Our ability to execute our business strategy is reliant, in part, on the performance of these service providers. Altisource and one of the three servicers, Ocwen Financial Corporation (“Ocwen”), were related parties through January 16, 2015 (see Note 10).

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees and therefore rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of residential mortgage loans and real estate owned (“REO”) properties. See Note 10 for a description of this related party relationship. AAMC was formed on March 15, 2012 as a wholly owned subsidiary of Altisource and was spun off from Altisource into a stand-alone publicly traded company concurrently with our separation from Altisource.

Since we commenced operations, we have completed three public equity offerings with aggregate net proceeds of approximately $1.1 billion.

We ceased to be a development stage enterprise in the second quarter of 2013.

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Our financial statements include the accounts of our wholly owned subsidiaries as well as three variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

We evaluate each special purpose entity (“SPE”) for classification as a VIE. When an SPE meets the definition of a VIE and we determine that we are the primary beneficiary, we include the SPE in our consolidated financial statements. We have determined that our three securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), are VIEs of which we are the primary beneficiaries. The accounts of these SPEs are included in our consolidated financial statements. See Note 8 for more information regarding our securitization trusts.

Recently issued accounting standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01 (Subtopic 825-10) - Financial Instruments - Overall. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. Our adoption of these standards effective January 1, 2016 did not to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

Fees under the asset management agreement

In accordance with the asset management agreement, we compensate AAMC on a quarterly basis for its efforts in the management of our business. We recognize these fees in the fiscal quarter in which they are earned by AAMC. Refer to Note 10 for details of the fee structure under the asset management agreement.

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

Income taxes

We elected REIT status upon the filing of our 2013 income tax return. We believe that we have complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. Accordingly, we believe that we will not be subject to federal income tax on the portion of our REIT taxable income that was distributed to our stockholders for such years, nor do we expect to be taxed on future distributions of REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

Our taxable REIT subsidiaries (“TRSs”) will be subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans at fair value

Upon the acquisition of mortgage loans, we record the assets at fair value, which is the purchase price we paid for the loans on the acquisition date. Mortgage loans at fair value are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

We determine the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties.

After mortgage loans are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in the fair value of the loans in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using broker price opinions (“BPOs”).

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee of our Chairman, our Chief Executive Officer and our Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results, which is reported to the Investment Committee and used to continuously improve the model.

Mortgage loans held for sale

Mortgage loans held for sale are recorded at the lower of cost or fair value. We do not originate loans. Our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014 and certain non-performing loans identified by management for sale.

Our re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition, and we did not elect the fair value option for these loans. Therefore, our re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

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

Real estate impairment

With respect to residential rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than cost. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods.

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

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation takes into consideration the aging of accounts receivable and our analysis of customer personal profile and review past due account balances. Rents receivable and deferred rents receivable are written-off when we have deemed that the amounts are uncollectible.

Restricted cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as escrows and reserves for debt service established pursuant to certain of our repurchase agreements.

Unconsolidated affiliates

We accounted for our investment in NewSource Reinsurance Company Ltd. (“NewSource”), a title insurance and reinsurance company in Bermuda and a wholly owned subsidiary of AAMC, using the cost method because we do not exercise significant influence over NewSource. As a result, we recognize preferred dividend income from this investment when received.

Treasury stock

We account for repurchased common stock under the cost method and include such treasury stock as a component of total stockholders’ equity. Our Board has approved the repurchase of up to $100.0 million in shares of our common stock.

3. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On August 18, 2015, we completed our acquisition of 1,314 single-family residential properties in the Atlanta, Georgia market, of which 94% were leased as of the acquisition date, from an unrelated third party for an aggregate purchase price of approximately $111.4 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $1.3 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date.

During the third quarter of 2015, we initiated a program to purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. We acquired 98 properties under this program during 2015.

The aggregate purchase price attributable to these acquired properties was $120.0 million for the year ended December 31, 2015.

During the year ended December 31, 2014, we acquired 237 single-family residential properties. The aggregate purchase price attributable to these acquired properties was $34.1 million.

Dispositions

During the year ended December 31, 2015, we disposed of 1,321 residential properties and recorded $50.9 million of net realized gains on real estate. We disposed of 221 residential properties during the year ended December 31, 2014 and recorded $9.5 million of net realized gains on real estate.

Mortgage loan assets

Acquisitions

We did not acquire any mortgage loans during the year ended December 31, 2015. During the year ended December 31, 2014, we acquired an aggregate of 8,205 mortgage loans, consisting of the following:

Acquisitions of non-performing residential mortgage loans

During the year ended December 31, 2014, we acquired an aggregate of 7,326 residential mortgage loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.9 billion and an aggregate market value of underlying properties of $1.8 billion. The aggregate purchase price for these acquisitions was $1.2 billion.

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

Resolutions and dispositions

During the year ended December 31, 2015, we resolved 590 mortgage loans, primarily through short sales, refinancing and foreclosure sales. In addition, we sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these disposals, we recorded $58.1 million of net realized gains on mortgage loans.

During December 2015, we sold a total of 306 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $14.0 million of net realized gains on mortgage loans held for sale.

During November 2015, we sold 466 of our mortgage loans held for sale to a third party purchaser. In connection with this sale, we recorded $21.9 million of net realized gains on mortgage loans held for sale.

During June 2015, we sold 52 loans from the re-performing mortgage loans purchased in June 2014 to a third party purchaser. In connection with this sale, we recorded $0.5 million of net realized gains on mortgage loans held for sale.

During the year ended December 31, 2014, we resolved 735 mortgage loans, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $55.8 million of net realized gains on mortgage loans. During October 2014, we sold 934 re-performing loans to an unrelated third party and recognized $2.8 million of net realized gains on mortgage loans held for sale. The sale included 770 loans from the re-performing mortgage loans held for sale purchased in June 2014 and 164 loans that had transitioned to re-performing status from prior non-performing loan acquisitions that had a clean pay history of at least six months.

Transfers of mortgage loans to real estate owned

During the years ended December 31, 2015 and 2014, we transferred an aggregate of 2,443 and 3,682 mortgage loans, respectively, to real estate owned (“REO”) at an aggregate fair value based on BPOs of $470.2 million and $587.3 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $91.3 million and $124.9 million (net of $6.6 million of gains reclassified on REO sold), respectively, in net unrealized gains on mortgage loans.

Due diligence costs

During the years ended December 31, 2015, 2014 and 2013, we recognized $0.4 million, $3.1 million and $3.5 million, respectively, for due diligence costs related to these and other transactions in general and administrative expense during the year ended December 31, 2015 and in both general and administrative expense and related party general and administrative expense during the years ended December 31, 2014 and 2013.

4. Real estate assets, net

Real estate held for use

As of December 31, 2015, we had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing, which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2014, we had 3,349 single-family residential properties held for use. Of these properties, 336 had been leased, 197 were listed and ready for rent and 254 were in various stages of renovation. With respect to the remaining 2,562 REO properties, we were in the process of determining whether these properties would meet our rental profile.

We generally rent our REO properties under non-cancelable leases with a term of one to two years. Future minimum rental revenues under leases existing for the 2,118 properties that were leased as of December 31, 2015 are as follows ($ in thousands):

2016	$16,661
2017	1,311
2018	159
2019	167
2020 and thereafter	—
$18,298

We recognized $36.5 million, $7.9 million and $0 of REO valuation impairment for the years ended December 31, 2015, 2014 and 2013, respectively.

Real estate held for sale

As of December 31, 2015, we classified 1,583 REO properties having an aggregate carrying value of $250.6 million as real estate held for sale as they do not meet our residential rental property investment criteria. As of December 31, 2014, we had 611 REO properties having an aggregate carrying value of $92.2 million held for sale.

5. Mortgage loans

The following table sets forth the fair value of our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

December 31, 2014
Current	670	$107,467	$159,731	$160,654
30	109	15,424	22,629	24,046
60	57	7,921	11,624	12,510
90	2,286	361,434	569,930	544,709
Foreclosure	7,841	1,466,798	2,172,047	1,951,606
Mortgage loans at fair value	10,963	$1,959,044	$2,935,961	$2,693,525

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

December 31, 2014
Current	68	8,317	11,938	15,154
30	6	1,118	1,667	2,004
60	4	359	644	670
90	24	2,741	4,149	4,624
Mortgage loans held for sale	102	$12,535	$18,398	$22,452

Our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014 and certain non-performing loans identified by management for sale. We transferred these mortgage loans to mortgage loans held for sale to take advantage of attractive market pricing and because we do not expect them to be rental candidates.

In addition, in December 2015, we commenced an auction to sell an additional portfolio of 1,266 non-performing and re-performing mortgage loans with an aggregate UPB of $434.3 million, representing approximately 24% of our loan portfolio by UPB. On January 19, 2016, following the auction process, we agreed in principle to award the sale to an unrelated third party.

Re-performing residential mortgage loans

For the year ended December 31, 2015 and 2014, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the year ended December 31, 2015 and 2014, we accreted $0.6 million and $2.6 million into interest income with respect to our re-performing loans. As of December 31, 2015 and 2014, these re-performing loans had a UPB of $6.0 million and $18.4 million, respectively, and a carrying value of $4.0 million and $12.5 million, respectively, and were included in mortgage loans held for sale.

The following table presents information regarding the estimates of the contractually required payments and the cash flows expected to be collected as of the date of the acquisition of June 27, 2014 ($ in thousands):

Contractually required principal and interest at the date of acquisition	$325,000
Non-accretable yield	(96,263)
Expected cash flows to be collected	228,737
Accretable yield	(84,728)
Fair value at the date of acquisition	$144,009
The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Year ended December 31, 2015	Year ended December 31, 2014
Balance at the beginning of the period	$7,640	$—
Acquisitions	—	84,728
Loans sold	(4,943)	(74,478)
Accretion	(551)	(2,610)
Balance at the end of the period	$2,146	$7,640

6. Unconsolidated affiliates

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we were eligible to receive a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource also paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million. We received preferred dividends of $2.2 million in 2014.

7. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	767,513	—
Other secured borrowings	—	502,268	—

December 31, 2014
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$1,959,044
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	96,041
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	12,535
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	1,015,000	—
Other secured borrowings	—	321,409	—

We have not transferred any assets from one level to another level during the year ended December 31, 2015 or 2014.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities, related party payables and investment in NewSource are equal to or approximate fair value. The fair value of mortgage loans at fair value and non-performing mortgage loans held for sale is estimated using our asset manager's proprietary pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014
Mortgage loans at fair value
Beginning balance	$1,959,044	$1,207,163
Investment in mortgage loans at fair value	—	1,122,408
Net unrealized gain on mortgage loans at fair value	177,545	350,822
Net realized gain on mortgage loans at fair value	58,061	55,766
Transfers of mortgage loans at fair value to mortgage loans held for sale	(535,836)	—
Mortgage loans at fair value dispositions and payments	(257,505)	(235,743)
Real estate tax advances to borrowers	29,261	36,842
Reclassification of realized gains on real estate sold from unrealized gains	—	9,054
Transfer of real estate owned to mortgage loans at fair value	15,974	8,400
Transfer of mortgage loans at fair value to real estate owned	(486,010)	(595,668)
Ending balance at December 31	$960,534	$1,959,044

Net unrealized gain on mortgage loans at fair value held at the end of the period	$78,453	$222,034

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of December 31, 2015 and December 31, 2014:

Input	December 31, 2015	December 31, 2014
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0.0% to 10.2%	-0.1% to 7.6%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 to 5.6	0.1 - 5.3
Value of underlying properties	$3,000 - $4,500,000	$3,000 - $5,300,000

8. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware Statutory Trust subsidiaries, as applicable, have entered into master repurchase agreements and a loan agreement with major financial institutions. The purpose of these repurchase and loan agreements is to finance the acquisition and ownership of mortgage loans and REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of December 31, 2015, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 3.35%, excluding amortization of deferred financing costs.

We have entered into three separate repurchase agreements and a loan agreement to finance the acquisition and ownership of residential mortgage loans and REO properties. Below is a description of each agreement:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $225.0 million on December 31, 2014 with a maturity date of April 20, 2015, subject to an additional one-year extension with the approval of the lender. On April 20, 2015, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity from $225.0 million to $275.0 million, increased the REO sublimit under the facility and extended the maturity date to April 18, 2016. We are in discussions with CS to renew and further extend the repurchase agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). The DB repurchase agreement matures on March 11, 2016. Under the DB repurchase agreement, we have not been eligible for additional funding under the facility since March 2015, and our aggregate funding capacity was thereby reduced to $54.9 million, which was the amount outstanding under the facility on December 31, 2015. We expect to repay the remaining outstanding balance of the DB repurchase agreement during March 2016 primarily with available funds and then transfer of all or some of the collateral to our other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013 and 2014, the Wells repurchase agreement was amended several times increasing the aggregate maximum borrowing capacity to a high of $1.0 billion, and on December 31, 2014 was reduced to $750.0 million, subject to certain sublimits, to reflect the securitization of a significant portion of our non-performing loans that previously had been financed under the Wells repurchase agreement. On February 20, 2015, we exercised our option to extend the termination date of this facility to March 23, 2016. On September 30, 2015, the Wells repurchase agreement was amended to extend the termination date of the facility to September 27, 2017, to re-increase the aggregate amount of available funding to $750.0 million and to further increase the sublimits of REO properties that may collateralize the facility from 10% of the aggregate funding capacity to 40% of the aggregate funding capacity, or $300.0 million of the $750.0 million.

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. On May 12, 2015, we amended the terms of the Nomura loan agreement to increase the aggregate maximum funding capacity to $200.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. The Nomura loan agreement terminates on April 8, 2016. We are in discussions with Nomura to renew and further extend the Nomura loan agreement with an ability to obtain additional funding. No assurance can be provided that we will be able to renew this facility on reasonable terms, on a timely basis or at all.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of December 31, 2015 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2015, an aggregate of $767.5 million was outstanding under our repurchase and loan agreements. All obligations under each of these repurchase and loan agreements are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2015 and December 31, 2014 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
	$1,279,944	$1,378,900	$767,513	$512,431
December 31, 2014
CS repurchase agreement due April 20, 2015	$225,000	$332,618	$222,044	$2,956
Wells repurchase agreement due March 23, 2015	750,000	1,036,409	569,509	180,491
DB repurchase agreement due March 11, 2016	250,000	450,532	223,447	26,553
	$1,225,000	$1,819,559	$1,015,000	$210,000

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

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of December 31, 2015, approximately $19.8 million of the amounts outstanding under the CS repurchase agreement was collateralized by $32.0 million of the Class M Notes issued and retained by us in connection with the securitization completed in September 2014 by ARLP 2014-1, approximately $29.2 million of the amounts outstanding under the CS repurchase agreement was collateralized by $45.1 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in November 2014 by ARLP 2014-2, and approximately $21.0 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

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

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our banking partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured debt

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.1 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. ARLP 2014-2 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We initially retained $95.8 million of the ARLP 2014-2 Class A Notes and all of the ARLP 2014-2 Class M Notes. On February 9, 2015, we sold $50.7 million of the retained ARLP 2014-2 Class A Notes to an unrelated third party. No interest will be paid on any ARLP 2014-2 Class M Notes while any ARLP 2014-2 Class A Notes remain outstanding. The ARLP 2014-2 Class A Notes and ARLP 2014-2 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-2 but not by any of our other assets. The assets of ARLP 2014-2 are the only source of repayment and interest on the ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes, thereby making the cash proceeds received by ARLP 2014-2 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-2 to the bond holders. The ARLP 2014-2 Class A Notes and the ARLP 2014-2 Class M Notes mature on January 26, 2054, and we do not guarantee any of the obligations of ARLP 2014-2 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-2 was $322.5 million.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. ARLP 2014-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes are non-recourse to us and are secured solely by the non-performing mortgage loans and REO properties of ARLP 2014-1 but not by any of our other assets. The assets of ARLP 2014-1 are the only source of repayment and interest on the ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes, thereby making the cash proceeds received by ARLP 2014-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2014-1 to the bond holders. The ARLP 2014-1 Class A Notes and the ARLP 2014-1 Class M Notes mature on September 25, 2044, and we do not guarantee any of the obligations of ARLP 2014-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2015, the book value of the underlying securitized assets held by ARLP 2014-1 was $202.3 million.

We retained all of the ARLP 2014-1 Class M Notes in our TRS. On September 30, 2014, pursuant to a master repurchase agreement, the TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M notes from NewSource at a 5.0% yield.

The following table sets forth data with respect to these notes as of December 31, 2015 and 2014 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$136,404
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.63%	244,935
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (4)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
		$505,630
December 31, 2014:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes due September 25, 2044 (1)	3.47%	$150,000
ARLP 2014-1 Class M Notes due September 25, 2044 (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes due January 26, 2054 (3)	3.85%	269,820
ARLP 2014-2 Class M Notes due January 26, 2054	—%	234,010
ARNS, Inc.
Securities sold under agreement to repurchase due March 27, 2015	5.00%	14,991
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(95,729)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Total		$339,082
__________________

(1)	The expected redemption date for the Class A Notes ranges from September 25, 2017 to September 25, 2018.

(2)	The expected redemption date for the Class M Notes is September 25, 2018.

(3)	The expected redemption date for the Class A Notes ranges from November 27, 2017 to November 27, 2018.

(4)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

9. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2015 or which settled during 2015:

Police Retirement System of St. Louis v. Erbey, et al. On January 15, 2015, a stockholder derivative action was filed in the Circuit Court of Maryland for Baltimore City by a purported stockholder under the caption The Police Retirement System of Saint Louis v. Erbey, et al., 24-C-15-000223. The action named as defendants William C. Erbey and each of the members of our Board of Directors and alleged that Mr. Erbey and our Directors breached their fiduciary duties in connection with the asset management agreement among us, Altisource Residential, L.P. and AAMC. The action also named Altisource Residential, L.P. and AAMC as defendants and alleged that AAMC aided and abetted the purported breaches of fiduciary duty and has been unjustly enriched by the asset management agreement. The complaint also named us as a nominal defendant. The plaintiff sought, among other things, an order declaring that Mr. Erbey and the director defendants have breached their fiduciary duties, an order declaring that Mr. Erbey and AAMC have been unjustly enriched, an order declaring that the asset management agreement is unenforceable and directing our Board of Directors to terminate the asset management agreement, damages, disgorgement by Mr. Erbey and AAMC of allegedly wrongful profits, changes to our corporate governance and an award of attorney’s and other fees and expenses.

On March 31, 2015, we and AAMC entered into a new asset management agreement (the “New AMA”), which became effective on April 1, 2015, to replace the original asset management agreement (the “Original AMA”). This New AMA was publicly announced on March 31, 2015. In connection with the entry into the New AMA, the Defendants (including all the individual defendants, the Company, AAMC and Altisource Residential, L.P.) and Plaintiff entered into a Memorandum of Understanding (the “MOU”) to settle the action for the consideration of the New AMA and an application for an award of attorneys’ fees and litigation expenses for plaintiff’s counsel of an amount not to exceed $6.0 million.

On June 30, 2015, The Police Retirement System of Saint Louis and the defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Settlement Stipulation”) for the settlement of this derivative action (the “Settlement”), and the parties filed the Settlement Stipulation with the court on the same day. By Order dated August 3, 2015, the court preliminarily approved the Settlement, scheduled a hearing on November 9, 2015 to consider final approval of the Settlement and authorized us to provide notice of the proposed Settlement to stockholders.

On November 9, 2015, the Settlement was approved by the court, and no shareholders objected to the Settlement. Therefore, the matter was resolved and all claims in the action that were, or could have been, brought by or on behalf of us challenging the Original AMA among the Company, Altisource Residential L.P. and AAMC, or the negotiation of, the terms and provisions of, or the approval of the New AMA. Pursuant to the Settlement, the defendants paid the attorneys’ fees and expenses of plaintiff’s counsel in an amount of $6.0 million. This payment was a 100% covered claim under our insurance policy, and we recognized no loss in connection with this settlement.

Hulstrom v. William C. Erbey, et al. On April 23, 2015, a shareholder derivative action was filed in the Superior Court of the Virgin Islands, Division of St. Croix, by a purported shareholder under the caption Kirk Hulstrom v. William Erbey, et al., SX-15-CV-158. The action named as defendants William C. Erbey, each of the current and former members of our Board of Directors, certain officers of the Company, AAMC and Ocwen. In the complaint, plaintiff asserted claims against the individual defendants for breach of fiduciary duty, abuse of control and gross mismanagement in connection with the asset management agreement between AAMC and us. As to AAMC and Ocwen, the plaintiff alleged that these two companies aided and abetted the purported breaches of fiduciary duty and have been unjustly enriched by the asset management agreement. The complaint also named the Company as a nominal defendant.

In November 2015, the parties agreed that plaintiff Hulstrom would become party to the Settlement in the Police Retirement System of St. Louis action described above with no additional Settlement payment by the defendants. In connection therewith, on December 10, 2015, Hulstrom filed a notice of voluntary dismissal of this matter, which released and resolved all claims asserted in this action. Therefore, there is no expected liability to us in this matter.

Martin v. Altisource Residential Corporation et al. On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, Mr. Erbey and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with AAMC, Ocwen and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's shareholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

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

On January 23, 2016, the lead plaintiff filed an amended complaint. Our motion to dismiss the amended complaint is due on March 22, 2016. We believe the complaint is without merit and intend to vigorously defend the action. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Sokolowski v. Erbey, et al. On December 24, 2014, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida by a purported shareholder of Ocwen. The action named the directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by the directors of Ocwen.

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming the Company, AAMC, Altisource and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws. The plaintiff seeks, among other things, an order requiring the defendants to repay to Ocwen unspecified amounts by which Ocwen has been damaged or will be damaged, an award of an unspecified amount of exemplary damages, changes to Ocwen's corporate governance and an award of attorneys’ and other fees and expenses.

On April 13, 2015, nominal defendant Ocwen and defendants Mr. Erbey and Mr. Faris filed a motion to stay the action.

On July 16, 2015, we filed a motion to dismiss all claims against us in the action, based upon, among other arguments, lack of personal jurisdiction and failure to state a claim. Co-defendant AAMC filed a similar motion to dismiss the complaint as to all claims asserted against it.

On December 8, 2015, the court granted AAMC’s and our motions to dismiss for lack of personal jurisdiction with leave to amend the jurisdiction allegations no later than January 4, 2016.

On December 15, 2015, Hutt v. Erbey, et al., Case No. 15-cv-81709-WPD, was transferred to the Southern District of Florida from the Northern District of Georgia. That same day, a third related derivative action, Lowinger v. Erbey, et al., Case No. 15-cv-62628-WPD, was also filed in the Southern District of Florida. The court then requested that the parties file a response stating their positions as to whether the actions should be consolidated. On December 29, 2015, we filed a response stating that we took no position on the issue of consolidation, so long as our defenses were fully reserved should plaintiff Sokolowski seek to file an amended complaint. Neither plaintiff Sokolowski nor plaintiff Hutt opposed consolidation in their responses. On December 30, 2015, the court issued an order that, among other things, extended the deadline for plaintiff Sokolowski to file its amended complaint to cure the jurisdictional defects as to AAMC and us until January 13, 2016. On January 8, 2016, the court issued an order consolidating the three related actions.

On February 2, 2016, Plaintiffs Sokolowski and Lowinger filed competing motions for appointment of lead counsel in the consolidated action. These motions were fully briefed on February 5, 2016. Subsequently, on February 17, 2016, the court issued an order appointing Sokolowski’s counsel as lead counsel with Lowinger’s and Hutt’s counsel serving on the executive committee of the plaintiffs. It also ordered that a consolidated complaint in the matter shall be filed no later than March 8, 2016.

We believe the complaint against us is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Moncavage v. Faris, et al. In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD). The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants. The action also named Altisource, Home Loan Servicing Solutions, Ltd. and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above. On July 13, 2015, the plaintiff and we jointly filed a stipulation of an extension of time to respond to the pending motions to stay the action that had been filed by Ocwen and the individual defendants. On November 9, 2015, the court granted Ocwen’s motion to stay the action in its entirety for a period of 180 days. We believe the claims against us in the matter are without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

10. Related-party transactions

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of Altisource and Chairman of AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of us, Altisource and AAMC and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and Altisource are no longer considered related parties of Residential or AAMC as defined by FASB Accounting Standards Codification (“ASC”) Topic 850, Related Party Disclosures.

Agreement with AAMC

Pursuant to the asset management agreement, AAMC designs and implements our business strategy, administers our business activities and day-to-day operations and provides corporate governance services, subject to oversight by our Board of Directors. AAMC is responsible for, among other duties: (1) performing and administering all of our day-to-day operations, (2) defining investment criteria in our investment policy in cooperation with our Board of Directors, (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities, (4) analyzing and executing sales of properties and residential mortgage loans, (5) overseeing Altisource’s renovation, leasing and property management of our single-family rental properties, (6) overseeing the servicing of our residential mortgage loan portfolios, (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and appropriate support personnel who have substantial experience in the management of residential mortgage loans and residential rental properties. AAMC’s management also has significant corporate governance experience that enables us to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our board of directors to any business or entity competing against us in (a) the acquisition or sale of portfolios of REO properties, (b) the carrying on of a single-family rental business, (c) the acquisition or sale of single-family rental properties, non-performing and re-performing mortgage loans or other similar assets, (d) the purchase of portfolios of sub-performing or non-performing residential mortgage loans or (e) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

On March 31, 2015, we entered into the New AMA with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the Original AMA, as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested equity capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which our return on invested capital (based on AFFO, defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly Conversion Fee equal to 1.5% of the market value of assets converted into leased single-family homes by us for the first time during the quarter.

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

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) Residential for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA or (c) Residential in connection with certain change of control events.

Under the Old AMA, we paid AAMC a quarterly incentive management fee as follows:

(i)
2% of all cash available for distribution by us to our stockholders and to AAMC as incentive management fee, which we referred to as “available cash,” until the aggregate amount per share of available cash for the quarter (based on the average number of shares of our common stock outstanding during the quarter), which we referred to as the “quarterly per share distribution amount,” exceeded $0.161, then

(ii)	15% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.193, then

(iii)	25% of all additional available cash for the quarter until the quarterly per share distribution amount exceeded $0.257, and thereafter

(iv)	50% of all additional available cash for the quarter,

in each case set forth in clauses (i) through (iv), as such amounts would have been appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split or stock dividend, should any have occurred.

We distributed any quarterly distribution to our stockholders after the application of the incentive management fee payable to AAMC.

We were required to reimburse AAMC on a monthly basis for the (i) direct and indirect expenses AAMC incurred or payments it made on our behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all employees and staff of AAMC and (ii) all other reasonable operating and overhead expenses AAMC incurred related to the asset management services it provided to us.

Agreements with Altisource

We have engaged Altisource to provide services for us as detailed below. If for any reason Altisource is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance. Altisource’s failure to perform the services under these agreements with AAMC or us could have a material adverse effect on us.

Master services agreement

Under the master services agreement, Altisource provides property management, leasing, renovation management and valuation services associated with the single-family rental properties we acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable. AAMC works directly with Altisource’s vendor management team on our behalf, and AAMC’s construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through AAMC’s team, we coordinate with Altisource and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain. We believe AAMC’s experience and these coordinated efforts with Altisource provide it with the capabilities to replicate Altisource’s vendor network, if necessary.

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

Support services agreement

Under the support services agreement, Altisource may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that Altisource will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from Altisource. The support services agreement extended for two years after the separation and automatically renews every year thereafter but may be terminated earlier under certain circumstances, including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully-allocated cost of providing the service. “Fully-allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third party payments (but not taxes incurred in connection therewith).

During 2015, AAMC internalized certain of the support services that had been provided to us by Altisource by directly hiring 31 of the Altisource employees that had provided those services. We believe the direct hire of these employees has further increased the infrastructure of our manager so that they are better able to serve us operationally while enabling Altisource to focus on the property management, maintenance and brokerage services that matter most to us.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with AAMC expires or is terminated, the support services agreement will terminate within 30 days.

Tax matters agreement

The tax matters agreement with Altisource sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from Altisource and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and Altisource is responsible for taxes attributable to our business incurred prior to the separation.

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

Agreements with Ocwen

Servicing agreement

Under the servicing agreement, Ocwen services certain of our residential mortgage loans and provides loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provides for an initial term of 15 years. In the event our asset management agreement with AAMC expires or is terminated, the servicing agreement will terminate within 30 days. From inception through 2014, we had exclusively engaged Ocwen to service the residential mortgage loans in our portfolio. During 2015, we transferred servicing of a portion of our portfolio to two additional mortgage servicers.

The total fees incurred by us under this agreement are dependent upon the number and type of acquired residential mortgage loans that Ocwen services pursuant to the terms of the agreement.

Aircraft time sharing agreement

On October 8, 2013, we entered into an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen pursuant to which Ocwen will make its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period will directly correlate to our use of the aircraft in each period, which will vary depending on our needs and business use. The Timeshare Agreement was terminated in February 2016.

Related party transaction summary

Our consolidated statements of operations include the following significant related party transactions for the periods indicated ($ in thousands):

	Amount	Counter- party	Location within Consolidated Statements of Operations
Year ended December 31, 2015
Conversion fee	$1,037	AAMC	Related party general and administrative expenses
Base management fee	13,935	AAMC	Related party general and administrative expenses
Expense reimbursements	750	AAMC	Related party general and administrative expenses
Management incentive fee	7,994	AAMC	Related party general and administrative expenses
Interest expense	563	NewSource	Interest expense
Dividend income	1,518	NewSource	Other income
Professional fee sharing for negotiation of the New AMA	2,000	AAMC	Other income

Year ended December 31, 2014
Residential property operating expenses (1)	$21,612	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	65,363	Ocwen	Mortgage loan servicing costs
Acquisition fees and costs	1,039	Altisource	Related party acquisition fees and costs
Other general and administrative expenses	1,972	Altisource	Related party general and administrative expenses
Expense reimbursements	6,070	AAMC	Related party general and administrative expenses
Management incentive fee	67,949	AAMC	Related party general and administrative expenses
Dividend income	2,160	NewSource	Other income
Interest expense	156	NewSource	Interest expense

Year ended December 31, 2013
Residential property operating expenses (1)	767	Ocwen/Altisource	Residential property operating expenses
Mortgage loan servicing costs	9,335	Ocwen	Mortgage loan servicing costs
Acquisition fees and costs	115	Altisource	Related party acquisition fees and costs
Other general and administrative expenses	2,125	Altisource	Related party general and administrative expenses
Expense reimbursements	5,411	AAMC	Related party general and administrative expenses
Management incentive fee	4,880	AAMC	Related party general and administrative expenses
_______________

(1)
Residential property operating expenses include costs associated with our ownership and operation of rental properties, including valuation services. We engage third party vendors, including Altisource, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use.

No Incentive Management Fee under the New AMA was payable to AAMC during 2015 because our return on invested capital (as defined in the New AMA) for the three quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of December 31, 2015, the aggregate return shortfall from the prior three quarters under the New AMA was approximately 10.77% of invested capital. Therefore, we must achieve a 12.52% return on invested capital in the first quarter of 2016 before any Incentive Management Fee will be payable to AAMC for the first quarter of 2016. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

Transactions under our agreements with Ocwen and Altisource for the period January 1, 2015 through January 16, 2015 were not material to our consolidated results of operations.

Based on information provided to us by AAMC, AAMC acquired 324,465 shares of our common stock during 2015 in open market transactions, representing approximately 0.58% of our outstanding common stock as of December 31, 2015.

On September 30, 2014, pursuant to a master repurchase agreement, our TRS sold $15.0 million of the ARLP 2014-1 Class M Notes to NewSource. On September 22, 2015, the TRS completed its repurchase of the ARLP 2014-1 Class M Notes from NewSource at a 5.0% yield.

During the year ended December 31, 2013, we acquired a portfolio from Ocwen of non-performing first lien residential mortgage loans having aggregate market value of underlying properties of $94 million. The aggregate purchase price for this portfolio was $64 million.

11. Share-based payments

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

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2012	1,019,424	$2.09
Exercised	(61,736)	1.97
Forfeited or canceled	(47,929)	9.08
December 31, 2013	909,759	1.73
Exercised	(666,409)	1.39
Canceled	(1,584)	2.32
December 31, 2014	241,766	2.69
Exercised	(26,224)	4.21
Forfeited or canceled	(10,574)	6.30
December 31, 2015	204,968	$2.30

The outstanding options as of December 31, 2015 had a weighted average remaining life of 3.8 years with total intrinsic value of $2.1 million.

We have 201,281 options exercisable as of December 31, 2015 with a weighted average exercise price of $2.22, weighted average remaining life of 3.8 years and intrinsic value of $2.1 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2015.

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

We recorded $0.2 million, $0.2 million and $0.2 million of compensation expense related to these grants for the year ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had $0.1 million and $0.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to the Director grants to be recognized over a weighted average remaining estimated term of 0.4 years and 0.4 years.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2012	—	$—
Granted	16,355	18.47
Vested (1)	(4,265)	18.71
December 31, 2013	12,090	$18.50
Granted	8,245	27.28
Vested (1)	(12,090)	18.50
December 31, 2014	8,245	27.28
Granted	9,924	18.14
Vested (1)	(7,644)	27.28
Forfeit	(601)	27.28
December 31, 2015	9,924	$18.14
___________________
(1) The vesting date fair value of restricted stock that vested during the year ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.3 million and $0.1 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance:

December 31, 2015
Stock options outstanding	204,968
Possible future issuances under Director compensation plan	65,476
270,444

As of December 31, 2015, we had 142,773,920 remaining shares of common stock authorized to be issued under our charter.

12. Income taxes

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

Based on our estimated 2015 taxable income of $107.6 million, which consisted entirely of net capital gains, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2015. Dividends declared per share of common stock aggregated $1.83 for the year ended December 31, 2015, or $103.9 million. These distributions included a cash dividend paid on March 30, 2015 of $0.08 per share of common stock, or $4.6 million, which was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and was treated as a 2014 distribution for REIT qualification purposes. The remaining taxable income with respect to 2015 will be distributed through a dividend of $0.15 per share declared on February 28, 2016 and payable on March 17, 2016.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. From inception through December 31, 2015, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the year ended December 31, 2015. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of December 31, 2015 and 2014, we did not accrue interest or penalties associated with any unrecognized tax benefits during the year ended December 31, 2015 and 2014. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the year ended December 31, 2015 and 2014. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

13. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Numerator
Net (loss) income	$(46,005)	$188,853	$39,596

Denominator
Weighted average common stock outstanding – basic	56,843,028	56,247,376	23,734,869
Stock options using the treasury method	—	335,275	879,005
Restricted stock	—	5,486	7,122
Weighted average common stock outstanding – diluted	56,843,028	56,588,137	24,620,996

Earnings (loss) per basic share	$(0.81)	$3.36	$1.67
Earnings (loss) per diluted share	$(0.81)	$3.34	$1.61

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Denominator (in weighted-average shares)
Stock options	187,474	—	—
Restricted stock	3,279	—	—

Effective April 1, 2015, we have the flexibility to pay up to 25% of the Incentive Management Fee (as defined in the New AMA) to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for 2015.

14. Segment information

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

15. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$88,915	$76,519	$58,523	$24,141	$248,098

Net income (loss)	12,424	13,092	(5,363)	(66,158)	(46,005)
Earnings (loss) per share of common stock – basic:
Earnings (loss) per share basic	0.22	0.23	(0.09)	(1.18)	(0.81)
Earnings (loss) per share of common stock – diluted:
Earnings (loss) per share diluted	0.22	0.23	(0.09)	(1.18)	(0.81)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$74,628	$117,357	$109,102	$122,211	$423,298

Net income	41,913	67,782	37,676	41,482	188,853
Earnings per share of common stock – basic:
Earnings per share basic	0.78	1.19	0.66	0.73	3.36
Earnings per share of common stock – diluted:
Earnings per share diluted	0.77	1.18	0.66	0.72	3.34

Altisource Residential Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	39	SFR	$1,754	$5,225	$174	$5,399	$441	23.8	2014 - 2015	3-27.5 years
Alaska	1	SFR	84	185	—	185	—	32.0	2014 - 2014
Arizona	110	SFR	6,719	23,369	585	23,954	1,021	21.0	2013 - 2015	3-27.5 years
Arkansas	30	SFR	667	2,955	192	3,147	700	36.7	2013 - 2015	3-27.5 years
California	624	SFR	59,306	205,838	3,157	208,995	9,830	36.1	2013 - 2015	3-27.5 years
Colorado	37	SFR	1,558	9,027	362	9,389	408	28.5	2014 - 2015	3-27.5 years
Connecticut	53	SFR	4,024	9,789	203	9,992	844	59.1	2013 - 2015	3-27.5 years
Delaware	21	SFR	875	3,146	30	3,176	355	43.5	2014 - 2015	3-27.5 years
District of Columbia	1	SFR	136	241	3	244	26	105.0	2014 - 2014	3-27.5 years
Florida	922	SFR	40,610	140,032	9,158	149,189	8,037	27.1	2013 - 2015	3-27.5 years
Georgia	1753	SFR	99,034	163,913	4,189	168,102	3,602	36.3	2013 - 2015	3-27.5 years
Hawaii	3	SFR	112	534	—	534	4	42.2	2013 - 2015	3-27.5 years
Idaho	19	SFR	1,139	2,941	87	3,029	110	33.9	2014 - 2015	3-27.5 years
Illinois	387	SFR	19,006	63,216	3,334	66,551	7,700	42.8	2013 - 2015	3-27.5 years
Indiana	188	SFR	6,854	19,903	2,005	21,909	1,663	30.6	2013 - 2015	3-27.5 years
Iowa	12	SFR	258	1,146	6	1,152	27	46.5	2014 - 2015	3-27.5 years
Kansas	23	SFR	531	1,755	173	1,928	189	54.1	2014 - 2015	3-27.5 years
Kentucky	58	SFR	2,425	6,538	236	6,774	977	35.3	2013 - 2015	3-27.5 years
Louisiana	21	SFR	732	2,205	135	2,339	335	35.9	2013 - 2015	3-27.5 years
Maine	6	SFR	371	805	2	807	139	166.2	2014 - 2015	3-27.5 years
Maryland	310	SFR	12,430	61,255	1,383	62,638	2,048	37.2	2013 - 2015	3-27.5 years
Massachusetts	56	SFR	2,267	11,187	523	11,710	375	76.3	2014 - 2015	3-27.5 years
Michigan	95	SFR	3,617	12,428	546	12,974	1,193	41.0	2014 - 2015	3-27.5 years
Minnesota	62	SFR	2,928	10,616	437	11,054	1,084	43.7	2014 - 2015	3-27.5 years
Mississippi	14	SFR	387	1,349	50	1,399	334	30.4	2014 - 2015	3-27.5 years
Missouri	57	SFR	1,634	5,783	567	6,350	777	43.9	2013 - 2015	3-27.5 years
Montana	3	SFR	364	790	3	793	158	28.8	2014 - 2015	3-27.5 years
Nebraska	5	SFR	234	725	7	731	211	59.8	2014 - 2015	3-27.5 years
Nevada	25	SFR	1,448	3,787	93	3,880	132	21.0	2013 - 2015	3-27.5 years
New Hampshire	13	SFR	574	2,086	1	2,087	219	73.4	2014 - 2015	3-27.5 years
New Jersey	89	SFR	3,626	14,960	530	15,490	802	60.4	2013 - 2015	3-27.5 years
New Mexico	34	SFR	1,739	4,584	380	4,964	126	20.4	2013 - 2015	3-27.5 years
New York	68	SFR	3,310	13,255	362	13,617	700	71.8	2013 - 2015	3-27.5 years
North Carolina	222	SFR	10,835	26,953	2,539	29,492	2,386	19.7	2013 - 2015	3-27.5 years
Ohio	118	SFR	4,516	14,513	747	15,260	1,967	41.2	2013 - 2015	3-27.5 years
Oklahoma	17	SFR	455	1,757	138	1,894	63	35.1	2014 - 2015	3-27.5 years
Oregon	16	SFR	697	2,714	4	2,718	—	45.5	2014 - 2015
Pennsylvania	250	SFR	8,695	34,491	1,487	35,978	4,172	54.6	2013 - 2015	3-27.5 years
Rhode Island	54	SFR	1,480	6,572	679	7,251	351	83.6	2014 - 2015	3-27.5 years
South Carolina	127	SFR	5,668	15,796	879	16,676	936	23.1	2013 - 2015	3-27.5 years
South Dakota	3	SFR	166	390	—	390	—	50.4	2014 - 2015

Tennessee	73	SFR	3,609	9,372	771	10,143	860	24.4	2014 - 2015	3-27.5 years
Texas	176	SFR	7,192	25,243	2,241	27,485	1,440	25.2	2013 - 2015	3-27.5 years
Utah	73	SFR	5,853	13,247	428	13,674	1,332	31.7	2013 - 2015	3-27.5 years
Vermont	5	SFR	293	866	1	866	73	108.6	2014 - 2015	3-27.5 years
Virginia	86	SFR	4,983	26,715	706	27,421	1,338	28.6	2013 - 2015	3-27.5 years
Washington	49	SFR	2,613	10,733	291	11,023	272	33.8	2013 - 2015	3-27.5 years
West Virginia	2	SFR	139	475	—	476	20	12.1	2014 - 2015	3-27.5 years
Wisconsin	105	SFR	4,097	12,188	450	12,638	1,873	50.3	2014 - 2015	3-27.5 years
Wyoming	1	SFR	—	275	—	275	66	25.0	2014 - 2014	3-27.5 years
Total (2)	6,516		342,044	1,007,868	40,274	1,048,142	61,716	36.4
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Real estate assets:
Beginning balance	$643,974	$37,113	$—
Acquisitions through foreclosure	470,221	587,268	31,014
Other acquisitions	118,297	34,104	6,198
Improvements	25,802	16,872	586
Cost of real estate sold	(210,152)	(31,383)	(685)
Ending balance (1)	$1,048,142	$643,974	$37,113

Accumulated depreciation and reserves for selling costs and impairment:
Beginning balance	$19,367	$25	$—
Depreciation expense	6,414	1,067	25
Selling cost and impairment	70,124	21,788	—
Real estate sold	(34,189)	(3,513)	—
Ending balance	$61,716	$19,367	$25
___________
(1) The aggregate cost for federal income tax purposes is $1,049.6 million as of December 31, 2015.

Altisource Residential Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2015
($ in thousands)

Description (Face Value of Loan)	Loan Count	Interest Rate	Maturity	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
$0-49,999	310	2.000% - 15.875%	05/01/2009 - 01/01/2054	$11,835	$9,040
$50,000-99,999	710	0.000% - 13.600%	06/01/2010 - 04/01/2055	43,369	45,871
$100,000-149,999	1,043	2.000% - 13.600%	10/01/2010 - 04/01/2055	95,719	111,846
$150,000-199,999	978	1.375% - 12.480%	08/01/2010 - 07/01/2055	116,429	148,364
$200,000-249,999	787	1.500% - 12.000%	10/01/2015 - 10/01/2054	115,591	153,693
$250,000+	1,911	1.000% - 12.375%	03/01/2011 - 06/01/2055	577,591	721,094
Total (2) (3)	5,739			$960,534	$1,189,908
_____________

(1)
The carrying value of an asset is based on our fair value model. The significant unobservable inputs used in the fair value measurement of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. The substantial majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 7 to our consolidated financial statements.

(2)	The aggregate cost for federal income tax purposes is $1,200.2 million as of December 31, 2015.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Mortgage loans
Beginning balance	$1,959,044	$1,207,163	$—
Investment in mortgage loans	—	1,122,408	1,213,811
Net unrealized gain on mortgage loans	177,545	350,822	61,092
Cost of mortgages sold	(174,894)	(151,624)	(38,297)
Mortgage loan payments	(24,550)	(19,299)	(4,901)
Real estate tax advances to borrowers	29,261	36,842	6,472
Transfer of mortgage loans to held for sale	(535,836)	—	—
Transfer of real estate owned to mortgage loans	15,974	8,400	—
Transfer of mortgage loans to real estate owned	(486,010)	(595,668)	(31,014)
Ending balance	$960,534	$1,959,044	$1,207,163