Form 10-Q
period 2016-03-31
Altisource Residential Corp
filed 2016-05-09
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 29, 2016, 54,696,077 shares of our common stock were outstanding.

Altisource Residential Corporation
March 31, 2016

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation, unless otherwise indicated. References in this report to “ASPS” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets on favorable terms;

•	the impact of changes to the supply of, value of and the returns on residential mortgage or single-family rental assets;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	our ability to convert residential mortgage loans to rental properties or acquire single-family rental properties and generate attractive returns;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see "Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2015.

ii

Part I

Item 1. Financial Statements (Unaudited)

Certain information contained herein is presented as of April 29, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Real estate held for use:
Land	$75,080	$56,346
Rental residential properties (net of accumulated depreciation of $9,948 and $7,127, respectively)	300,059	224,040
Real estate owned	329,223	455,483
Total real estate held for use, net	704,362	735,869
Real estate assets held for sale	297,074	250,557
Mortgage loans at fair value	924,543	960,534
Mortgage loans held for sale	4,045	317,336
Cash and cash equivalents	124,560	116,702
Restricted cash	17,435	20,566
Accounts receivable, net	61,038	45,903
Related party receivables	214	2,180
Prepaid expenses and other assets	1,949	1,126
Total assets	$2,135,220	$2,450,773

Liabilities:
Repurchase agreements	$846,984	$763,369
Other secured borrowings	164,097	502,599
Accounts payable and accrued liabilities	39,187	32,448
Related party payables	4,676	—
Total Liabilities	1,054,944	1,298,416

Commitments and contingencies (Note 7)

Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 54,695,816 shares issued and outstanding as of March 31, 2016 and 55,581,005 shares issued and outstanding as of December 31, 2015	547	556
Additional paid-in capital	1,192,483	1,202,418
Accumulated deficit	(112,754)	(50,617)
Total equity	1,080,276	1,152,357
Total liabilities and equity	$2,135,220	$2,450,773

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenues:
Rental revenues	$6,071	$1,400
Net unrealized (loss) gain on mortgage loans	(42,452)	61,134
Net realized gain on mortgage loans	12,732	15,382
Net realized gain on mortgage loans held for sale	34,197	151
Net realized gain on real estate	29,401	10,608
Interest income	112	240
Total revenues	40,061	88,915
Expenses:
Residential property operating expenses	18,201	12,459
Real estate depreciation and amortization	3,601	998
Acquisition fees and costs	1,581	364
Selling costs and impairment	26,591	14,691
Mortgage loan servicing costs	11,724	18,266
Interest expense	16,416	11,643
General and administrative	2,960	4,417
Related party general and administrative	4,526	15,650
Total expenses	85,600	78,488
Other income	—	2,000
(Loss) income before income taxes	(45,539)	12,427
Income tax expense	119	3
Net (loss) income	$(45,658)	$12,424

(Loss) earnings per share of common stock - basic:
(Loss) earnings per basic share	$(0.82)	$0.22
Weighted average common stock outstanding - basic	55,380,120	57,200,889
(Loss) earnings per share of common stock - diluted:
(Loss) earnings per diluted share	$(0.82)	$0.22
Weighted average common stock outstanding - diluted	55,380,120	57,406,619

Dividends declared per common share	$0.15	$0.63

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount

December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Issuance of common stock, including stock option exercises	7,915	—	29	—	29
Repurchases of common stock	(893,104)	(9)	(10,009)	—	(10,018)
Dividends on common stock ($0.15 per share)	—	—	—	(16,479)	(16,479)
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(45,658)	(45,658)
March 31, 2016	54,695,816	$547	$1,192,483	$(112,754)	$1,080,276

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Number of Shares	Amount

December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911
Issuance of common stock, including stock option exercises	10,999	—	27	—	27
Dividends on common stock ($0.63 per share)	—	—	—	(36,038)	(36,038)
Share-based compensation	—	—	57	—	57
Net income	—	—	—	12,424	12,424
March 31, 2015	57,203,211	$572	$1,227,175	$75,634	$1,303,381

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Operating activities:
Net (loss) income	$(45,658)	$12,424
Adjustments to reconcile net income to net cash used in operating activities:
Net unrealized loss (gain) on mortgage loans	42,452	(61,134)
Net realized gain on mortgage loans	(12,732)	(15,382)
Net realized gain on sale of mortgage loans held for sale	(34,197)	(151)
Net realized gain on sale of real estate	(29,401)	(10,608)
Real estate depreciation and amortization	3,601	998
Selling costs and impairment	26,591	14,691
Accretion of interest on re-performing mortgage loans	(37)	(232)
Share-based compensation	45	57
Amortization of deferred financing costs	5,002	532
Changes in operating assets and liabilities:
Accounts receivable, net	(8,739)	996
Related party receivables	1,966	(4,535)
Deferred leasing costs	(84)	—
Prepaid expenses and other assets	(919)	(299)
Accounts payable and accrued liabilities	4,507	1,024
Related party payables	4,676	19,150
Net cash used in operating activities	(42,927)	(42,469)
Investing activities:
Investment in real estate	(74,845)	—
Investment in renovations	(7,352)	(5,534)
Real estate tax advances	(5,696)	(6,556)
Mortgage loan resolutions and dispositions	329,363	56,337
Mortgage loan payments	5,619	5,816
Disposition of real estate	84,276	32,139
Change in restricted cash	3,131	(1,484)
Net cash provided by investing activities	334,496	80,718
Financing activities:
Issuance of common stock, including stock option exercises	49	74
Payment of tax withholdings on exercise of stock options	(20)	(47)
Repurchases of common stock	(10,018)	—
Dividends on common stock	(13,833)	(4,576)
Proceeds from the issuance of other secured debt	—	50,690
Repayments of secured notes	(341,175)	(9,256)
Proceeds from repurchase agreement	285,234	33,877
Repayments of repurchase agreement	(200,934)	(119,590)
Payment of deferred financing costs	(3,014)	(2,341)
Net cash provided used in financing activities	(283,711)	(51,169)
Net increase (decrease) in cash and cash equivalents	7,858	(12,920)
Cash and cash equivalents as of beginning of the period	116,702	66,166
Cash and cash equivalents as of end of the period	$124,560	$53,246

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31, 2016	Three months ended March 31, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,459	$10,429
Income taxes paid	180	—
Transfer of mortgage loans to real estate owned, net	62,542	134,826
Transfer of mortgage loans held for sale to mortgage loans at fair value	34,029	—
Changes in accrued capital expenditures	(91)	(1,430)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(6,959)	2,848
Changes in receivables from real estate owned dispositions	9,777	630
Dividends declared but not paid	8,204	31,462

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100 million.

We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, we acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan (“NPL”) portfolios; however, commencing in the second quarter of 2015, we refocused our acquisition strategy to opportunistically acquire portfolios of single-family rental properties, both individually and in pools, as an avenue to more quickly achieve scale in our rental portfolio.

We have a long-term service agreement with Altisource Portfolio Solutions S.A. (“ASPS”), a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. For the mortgage loans in our portfolio, we also have servicing agreements with three separate mortgage loan servicers. Our ability to execute our business strategy is reliant, in part, on the performance of these service providers.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees and therefore rely on AAMC for administering our business and performing certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of residential mortgage loans and real estate owned (“REO”) properties. See Note 8 for a description of this related party relationship.

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

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by the Securities and Exchange Commission (“SEC”) rules and regulations. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

Certain prior year amounts have been reclassified for consistency with the current period presentation, including acquisition fees and costs within our consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

Our financial statements include the accounts of our wholly owned subsidiaries as well as the variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions in consolidation.

The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. We reassess our involvement with VIEs on a quarterly basis. Changes in methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the consolidated financial statements.

In certain instances, we hold both the power to direct the most significant activities of VIEs as well as an economic interest in the entity, and, as such, we are deemed to be the primary beneficiary or consolidator of the VIE. We have determined that our current and former securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), are VIEs of which we are the primary beneficiaries. See Note 6 for more information regarding our current and former securitization trusts.

Repurchases of common stock

During the first quarter of 2016, we determined that the 1,645,075 shares of common stock we repurchased during the third quarter of 2015 should have been classified as a reduction to common stock, for the par amount of the common stock, and to additional paid-in capital and that such repurchased shares should be included as shares unissued within the consolidated financial statements as of and for the year ended December 31, 2015. We previously classified common shares repurchased as treasury stock. The accompanying consolidated balance sheet as of December 31, 2015 and the related balances within our consolidated statement of stockholders' equity for the three months ended March 31, 2016 have been corrected to eliminate treasury stock of $25.0 million and reduce common stock and additional paid-in capital by an equivalent amount in the aggregate, resulting in no change in total equity as of December 31, 2015. The previously-reported consolidated statements of income, consolidated statements of comprehensive income or consolidated statements of cash flows were not impacted.

Deferred debt issuance costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

Our application of ASU 2015-03 represents a change in accounting principle and has been applied retrospectively, which resulted in i) a reclassification of the deferred debt issuance cost component of our deferred leasing and financing costs to repurchase agreements and other secured borrowings and ii) a reclassification of deferred leasing costs component of our deferred leasing and financing cost to prepaid expenses and other assets in our consolidated balance sheets.

The following table represents the effect of change on the prior periods that will be restated as a result of this adoption ($ in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	Current Presentation
Assets:
Deferred leasing and financing costs (1)	$7,886	$(7,886)	$—
Prepaid expenses and other assets (1)	415	711	1,126
Liabilities:
Repurchase agreements	767,513	(4,144)	763,369
Other secured borrowings	505,630	(3,031)	502,599
____________

(1)	Upon adoption of ASU 2015-03, we reclassified our deferred leasing costs to prepaid expenses and other assets.

Recently issued accounting standards

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Financial Instruments - Overall. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

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

2. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On March 30, 2016, we completed the acquisition of 590 single-family residential properties in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date.

During the three months ended March 31, 2016, we acquired 113 properties under our one-by-one acquisition program. The aggregate purchase price attributable to these acquired properties was $10.1 million.

During the three months ended March 31, 2015, we did not purchase any real estate assets.

Dispositions

During the three months ended March 31, 2016 and 2015, we sold 686 and 254 residential properties, respectively, and recorded $29.4 million and $10.6 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Resolutions and dispositions

During the three months ended March 31, 2016 and 2015, we resolved 169 and 150 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $12.7 million and $15.4 million, respectively, of net realized gains on mortgage loans.

During the three months ended March 31, 2016, we sold 1,078 of our mortgage loans held for sale to a third party purchaser. In connection with this sale, we recorded $34.2 million of net realized gains on mortgage loans held for sale. During the three months ended March 31, 2015, we did not sell any mortgage loans.

Transfers of mortgage loans to real estate owned

During the three months ended March 31, 2016 and 2015, we transferred an aggregate of 360 and 724 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $64.9 million and $134.8 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $11.6 million and $27.1 million, respectively, in net unrealized gains on mortgage loans.

Due diligence costs

During the three months ended March 31, 2016 and 2015, we recognized $0.2 million and $0.1 million, respectively, of due diligence costs related to the above-described and other transactions in our consolidated statement of operations as acquisition fees and costs.

3. Real estate assets, net

Real estate held for use

As of March 31, 2016, we had 5,143 single-family residential properties held for use. Of these properties, 2,720 had been leased, 265 were listed and ready for rent and 546 were in varying stages of renovation and unit turn status. With respect to the remaining 1,612 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing, which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2015, we had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in various stages of renovation. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet our rental profile.

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

If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We are not able to recover any such impairments should the estimated fair value subsequently improve. We generally estimate the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

During the three months ended March 31, 2016, we recognized $3.0 million of impairment on real estate held for use. During the three months ended March 31, 2015, we recognized no impairment on our real estate held for use.

Real estate held for sale

As of March 31, 2016 and December 31, 2015, our real estate held for sale included 1,752 and 1,583 REO properties, respectively, having an aggregate carrying value of $297.1 million and $250.6 million, respectively. Management determined to divest of these properties because they do not meet our residential rental property investment criteria.

We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value less costs to sell. In the event that the estimated fair value of impaired properties held for sale subsequently improves, we are able to recover impairments to the extent previously recognized.

During the three months ended March 31, 2016 and 2015, we recognized $11.9 million and $4.1 million, respectively, of impairment on our real estate held for sale.

4. Mortgage loans

The following table sets forth our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
March 31, 2016
Current	803	$133,463	$176,174	$196,136
30	69	12,383	17,563	20,658
60	34	5,165	6,974	7,947
90	728	96,004	151,728	144,887
Foreclosure	3,763	677,528	923,883	906,636
Mortgage loans at fair value	5,397	$924,543	$1,276,322	$1,276,264

December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
March 31, 2016
Current	16	$2,111	$3,115	$4,106
30	2	142	422	375
60	2	159	310	255
90	2	188	222	341
Foreclosure	10	1,445	1,989	2,090
Mortgage loans held for sale	32	$4,045	$6,058	$7,167

December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

As of March 31, 2016, our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014. We initially determined to dispose of these mortgage loans in order to take advantage of attractive market pricing and because we do not expect them to be rental candidates.

Re-performing residential mortgage loans

For the three months ended March 31, 2016 and 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three months ended March 31, 2016 and 2015, we accreted $37 thousand and $232 thousand into interest income with respect to our re-performing loans. For both March 31, 2016 and December 31, 2015, these re-performing loans had a UPB of $6.0 million and a carrying value of $4.0 million and were included in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Three months ended March 31, 2016	Three months ended March 31, 2015
Balance at the beginning of the period	$2,146	$7,640
Payments and other reductions, net	—	(201)
Accretion	(37)	(232)
Balance at the end of the period	$2,109	$7,207

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$924,543
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	297,074
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	4,045
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	851,813	—
Other secured borrowings	—	165,339	—

December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	767,513	—
Other secured borrowings	—	502,268	—

We have not transferred any assets from one level to another level during the three months ended March 31, 2016 or during the year ended December 31, 2015.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value and NPLs held for sale are estimated using our asset manager's proprietary pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Mortgage loans at fair value
Beginning balance	$960,534	$1,959,044
Net unrealized gain on mortgage loans at fair value	26,256	61,134
Net realized gain on mortgage loans at fair value	12,732	15,382
Transfers of mortgage loans held for sale to mortgage loans at fair value	34,029	—
Mortgage loans at fair value resolutions and payments	(49,931)	(65,168)
Real estate tax advances to borrowers	3,442	7,127
Reclassification of realized gains on real estate sold from unrealized gains	—	10,802
Transfer of mortgage loans at fair value to real estate owned, net	(62,519)	(134,826)
Ending balance at March 31	$924,543	$1,853,495

Net unrealized gain on mortgage loans at fair value held at the end of the period	$20,642	$51,068

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of:

Input	March 31, 2016	December 31, 2015
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	0.0% to 10.3%	0.0% to 10.2%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 - 5.2	0.1 - 5.6
Value of underlying properties	$300 - $4,500,000	$3,000 - $4,500,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust subsidiaries, as applicable, have entered into master repurchase agreements and a loan agreement with major financial institutions. The purpose of these repurchase and loan agreements is to finance the acquisition and ownership of REO properties and mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of March 31, 2016, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 3.52%, excluding amortization of deferred financing costs.

We have entered into three separate repurchase agreements and a loan agreement to finance the acquisition and ownership of residential mortgage loans and REO properties. Below is a description of each agreement:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 and 2015, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $275.0 million on December 31, 2014 with a maturity date of April 18, 2016. On March 31, 2016, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity to $350.0 million, extended the maturity date to March 30, 2017 and removed the REO sublimit under the facility so that 100% of the financed assets can be REO properties.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013, 2014 and 2015, the Wells repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $750.0 million with a maturity date of September 27, 2017.

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura loan agreement was amended during 2015, ultimately increasing the maximum funding capacity to $200.0 million on December 31, 2015 with a maturity date of April 8, 2016. On April 7, 2016, we entered into an amended and restated loan and security agreement with Nomura that increased our aggregate borrowing capacity to $250.0 million and extended the termination date to April 16, 2017. See Note 13 for a more complete description of the amended and restated Nomura loan agreement.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of March 31, 2016 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2016, an aggregate of $851.8 million was outstanding under our repurchase and loan agreements. All obligations under each of these repurchase and loan agreements are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
March 31, 2016
CS repurchase agreement due March 30, 2017	$350,000	$308,236	$176,127	$173,873
Wells repurchase agreement due September 27, 2017	750,000	889,546	487,408	262,592
Nomura loan agreement due April 8, 2016 (1)	200,000	273,138	188,278	11,722
Less: deferred debt issuance costs	—	—	(4,829)	—
	$1,300,000	$1,470,920	$846,984	$448,187

December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
Less: deferred debt issuance costs	—	—	(4,144)	—
	$1,279,944	$1,378,900	$763,369	$512,431
_____________

(1)	On April 7, 2016, the maturity date of the Nomura loan agreement was extended to April 16, 2017 and the available funding under the facility was increased to $250.0 million (see Note 13).

Under the terms of two of our repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage or REO assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of March 31, 2016, approximately $21.0 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

Each of the repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, both of the repurchase agreements contain customary events of default.

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

Other secured debt

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of March 31, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.2 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. We repaid the notes issued under the ARLP 2014-2 in March 2016.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. We repaid the notes issued under the ARLP 2014-1 securitization in March 2016.

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations, at March 31, 2016, only the ARLP 2015-1 securitization remained in effect. The following table sets forth data with respect to these notes as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount outstanding
March 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$199,339
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(1,242)
		$164,097
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Terminated during March 2016

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of March 31, 2016 or which settled during 2016:

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

On January 23, 2016, the lead plaintiff filed an amended complaint. Our motion to dismiss the amended complaint was due on March 22, 2016.

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiffs are required to file a response to the defendants’ motion to dismiss on or before May 20, 2016, and the defendants are required to file any reply briefs to the plaintiffs’ response on or before July 1, 2016.

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

On March 8, 2016, the plaintiffs filed a consolidated certified shareholder derivative complaint (the “Consolidated Complaint”) in the action. On March 11, the Special Litigation Committee of Ocwen sought additional time beyond the March 31, 2016 originally anticipated completion date to analyze the Consolidated Complaint. On March 22, 2016, the parties filed a joint consent motion for entry of an order amending the briefing schedule regarding the Consolidated Complaint. On March 23, 2016, the court entered a scheduling order requiring defendants to file their motions to dismiss on or before May 13, 2016, plaintiffs to file a response to any such motion on or before June 17, 2016 and defendants to file any reply briefs on or before July 15, 2016.

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

8. Related-party transactions

New Asset Management Agreement with AAMC

On March 31, 2015, we entered into a new Asset Management Agreement (the “New AMA”) with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the original asset management agreement (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested equity capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested equity capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested equity capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which our return on invested equity capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to serve as our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested equity capital of at least 7.0%. Under the New AMA, we will not be required to reimburse AAMC for the allocable compensation and routine overhead expenses of its employees and staff, all of which will now be covered by the base management fee described above.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) us for certain other reasons such as our failure to achieve a return on invested equity capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA, and (c) us in connection with certain change of control events.

Related party transaction summary

Our consolidated statements of operations include the following significant related party transactions for the periods indicated ($ in thousands):

	Amount	Counter- party	Location within Consolidated Statements of Operations
Three months ended March 31, 2016
Conversion fee	$402	AAMC	Related party general and administrative expenses
Base management fee	4,124	AAMC	Related party general and administrative expenses

Three months ended March 31, 2015
Expense reimbursements	$750	AAMC	Related party general and administrative expenses
Management incentive fee (1)	14,900	AAMC	Related party general and administrative expenses
Interest expense (2)	160	NewSource	Interest expense
Professional fee sharing for negotiation of AMA	2,000	AAMC	Other income
______________

(1)	Pursuant to the terms of the New AMA, the fourth quarter of 2015 management incentive fees were recalculated, and it was determined that $6.9 million was reimbursable by AAMC to us.

(2)
On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd. (“NewSource”), an insurance and reinsurance company focused on real estate related insurance products in Bermuda and a wholly owned subsidiary of AAMC. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased.

No Incentive Management Fee under the New AMA was payable to AAMC during the first quarter of 2016 because our return on invested equity capital (as defined in the New AMA) for the four quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of March 31, 2016, the aggregate return shortfall from the prior four quarters under the New AMA was approximately 17.56% of invested equity capital. Therefore, we must achieve a 19.31% return on invested equity capital in the second quarter of 2016 before any Incentive Management Fee will be payable to AAMC for the first quarter of 2016. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

9. Share-based payments

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation.

Our directors each receive annual grants of restricted stock equal to $45 thousand based on the market value of our common stock at the time of the annual stockholders meeting. This restricted stock vests and is issued after a one-year service period, subject to each director attending at least 75% of the Board and committee meetings. No dividends are paid on the shares until the award is issued. During the three months ended March 31, 2016, our restricted stock activity included the grant of 1,236 shares to and the forfeiture of 625 shares by our directors. During the three months ended March 31, 2015, no shares of restricted stock were granted to or forfeited by our directors.

We recorded $45 thousand of compensation expense related to these grants for the three months ended March 31, 2016, and we recorded $57 thousand of compensation expense for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, we had a nominal amount of unrecognized share-based compensation cost remaining with respect to the director grants.

10. Income taxes

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

Based on our estimated 2015 taxable income of $107.6 million, which consisted entirely of net capital gains, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2015. Dividends declared per share of common stock aggregated $1.83 for the year ended December 31, 2015, or $103.9 million. These distributions included a cash dividend paid on March 30, 2015 of $0.08 per share of common stock, or $4.6 million, which was intended to satisfy the requirement that a REIT must distribute at least 90% of its annual REIT taxable income to its stockholders and was treated as a 2014 distribution for REIT qualification purposes. The remaining taxable income with respect to 2015 was distributed through a dividend of $0.15 per share declared on February 28, 2016 and paid on March 17, 2016.

Our consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through March 31, 2016, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the three months ended March 31, 2016. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of March 31, 2016 and 2015, we did not accrue interest or penalties associated with any unrecognized tax benefits during the three months ended March 31, 2016 and 2015. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three months ended March 31, 2016 and 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

11. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Numerator
Net (loss) income	$(45,658)	$12,424

Denominator
Weighted average common stock outstanding – basic	55,380,120	57,200,889
Stock options using the treasury method	—	200,712
Restricted stock	—	5,018
Weighted average common stock outstanding – diluted	55,380,120	57,406,619

(Loss) earnings per basic share	$(0.82)	$0.22
(Loss) earnings per diluted share	$(0.82)	$0.22

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Denominator (in weighted-average shares)
Stock options	159,015	—
Restricted stock	5,276	—

Effective April 1, 2015, we have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for the three months ended March 31, 2016.

12. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing single-family rental properties, either on an individual basis or in pools, or by the acquisition and resolution of NPLs. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

13. Subsequent Events

Management has evaluated the impact of all events subsequent to March 31, 2016 and through the issuance of these consolidated interim financial statements. Other than disclosed below, we have determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Amendment and Extension of Loan and Security Agreement with Nomura

On April 7, 2016, acting through our subsidiaries, we amended and extended the terms of our loan and security agreement with Nomura through the entry into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan Agreement”).

Under the Amended and Restated Loan Agreement, we extended the termination date of the facility for an additional year and increased the facility size from $200.0 million to $250.0 million. Prior to the entry into the Amended and Restated Loan Agreement, an aggregate of approximately $188.3 million was outstanding under the original Nomura loan facility.

Our subsidiaries’ obligations under the Amended and Restated Loan Agreement continue to be fully guaranteed by us pursuant to the original Guaranty (the “Guaranty”) made by us in favor of Nomura with respect to the original Nomura loan agreement.

Other than as described above, the amended loan facility remains substantially the same as the original Nomura loan facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. We run a single-family rental (“SFR”) business, and we employ a diversified SFR property acquisition strategy in order to achieve that objective. In 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties in order to more quickly achieve scale in our rental portfolio. We also purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Prior to the second quarter of 2015, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans (“NPLs”). However, as market conditions evolved and the acquisition of sub-performing mortgage loans and non-performing mortgage loan pools became more competitive and higher-priced, we introduced the alternative single-family rental acquisition strategies described above. We continue to take steps to capitalize on what we believe is a tremendous opportunity to acquire high-yielding single-family homes at attractive prices to generate a steady stream of rental income. In addition, we believe the current pricing of NPLs has created an excellent opportunity to sell NPLs at attractive prices.

Management Overview

During the first quarter of 2016, we continued to pursue our objective of becoming one of the top single-family REITs serving working class American families and their communities with a view to providing robust returns on equity and long-term growth for our investors. Among others, important steps to achieve our objective include:

•
We have had continued success executing upon our diversified single-family acquisition strategy and capitalizing on the compelling market opportunity to acquire high-yielding single-family homes at attractive prices. During the first quarter of 2016, we increased the size of our rental portfolio from 2,732 properties at December 31, 2015 to 3,531 properties at March 31, 2016, representing an increase of 29%. This increase is primarily attributable to our bulk acquisition of 590 single-family rentals from an unrelated third party. We have developed and employed internal proprietary models, which we believe give us an advantage in identifying and purchasing rental properties with optimal rental return metrics in areas that have attractive occupancy levels and rental margins. Our initial areas of focus have begun to generate attractive rental yields.

•
We continued efforts to sell certain NPLs to take advantage of attractive market pricing during the first quarter of 2016, successfully completing the sale of 1,078 NPLs at a transaction price within 1% of the carrying value of the loans. This evidences that, not only has the market for NPLs remained strong through 2015 year-end, but also that our recorded valuation of these loans is accurate. We have also accelerated the sale of our non-rental REO properties. We expect that NPL sales and non-rental REO property sales at opportune times will allow us to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we may determine.

•
Our partnership with Altisource Portfolio Solutions S.A. (“ASPS”) remains a key driver of efficiency and cost management in our model, and provides the Company with a scalable, established, nationwide property management infrastructure to support our acquisition of large numbers of single-family rental properties. Importantly, our external property management structure allows the Company to achieve scale in our single-family rental portfolio without incurring the substantial costs of developing our own nationwide property management infrastructure. As of March 31, 2016, ASPS managed more than 39,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. ASPS has the capacity to conduct more than 249,000 inspections and 131,000 repair and maintenance orders on a monthly basis and has more than 9,900 centrally managed vendors operating nationwide. ASPS also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and one of the largest non-bank mortgage servicers in the United States. At least one analyst firm has ranked ASPS as the number six brokerage company in the United States, operating in 50 states and managing over 32,000 transactions annually.

•
Our lenders continue to support our SFR strategy. In March 2016, we increased the size of our repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC (“CS”) from $275.0 million to $350.0 million and in April 2016, we increased the size of our loan facility with Nomura Corporate Funding Americas, LLC (“Nomura”) from $200 million to $250 million. Both facilities were extended for an additional year to March 2017 and April 2017, respectively.

These amendments were in addition to the amendment and restatement of our repurchase facility with Wells Fargo Bank, National Association (“Wells”) in September 2015, which not only maintained the size of the Wells Fargo facility at $750.0 million but also increased the percentage of real estate owned (“REO”) properties that can be financed under the facility to 40% of the facility, or $300.0 million.

•
As a reflection of our confidence in our long-term strategy and belief that our stock represents an attractive investment opportunity at current levels, we repurchased $10.0 million of our common stock during the first quarter. These repurchases were in addition to the $25.0 million we purchased in 2015, bringing total stock repurchases to $35.0 million. We will work to continue to strike the right balance between opportunities to acquire high-yielding rental homes, our liquidity position and additional repurchases of stock.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield.

Portfolio Overview

Real Estate Assets

As of March 31, 2016, we owned 6,895 REO properties with an aggregate carrying value of $1.0 billion, of which 5,143 were held for use and 1,752 were held for sale. Of the 5,143 REO properties held for use, 2,720 properties had been leased, 265 were listed and ready for rent and 546 were in varying stages of renovation and unit turn status. With respect to the remaining 1,612 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

As of December 31, 2015, we owned 6,516 REO properties with an aggregate carrying value of $986.4 million, of which 4,933 were held for use and 1,583 were held for sale. Of the 4,933 REO properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

The following table sets forth a summary of our total real estate portfolio as of March 31, 2016 ($ in thousands):

State / District	Number of Properties	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	39	$4,781	25.8
Alaska	1	144	33.0
Arizona	86	17,786	22.0
Arkansas	27	2,262	35.9
California	517	163,561	37.1
Colorado	31	7,587	30.3
Connecticut	51	9,948	54.8
Delaware	22	3,191	41.0
Dist. of Columbia	1	218	106.0
Florida	1,007	155,061	28.0
Georgia	2,048	189,321	36.5
Hawaii	4	720	34.9
Idaho	15	2,404	32.9
Illinois	411	63,953	44.6
Indiana	178	20,129	30.8
Iowa	14	1,285	50.0
Kansas	20	1,704	53.9

Kentucky	55	5,587	37.3
Louisiana	22	2,120	36.7
Maine	6	606	158.9
Maryland	342	65,202	37.9
Massachusetts	60	11,447	78.4
Michigan	77	9,719	41.7
Minnesota	43	7,006	45.0
Mississippi	12	950	31.7
Missouri	47	5,067	43.4
Montana	2	664	29.5
Nebraska	3	414	50.4
Nevada	34	5,742	19.9
New Hampshire	11	1,422	68.9
New Jersey	107	17,042	62.6
New Mexico	38	5,164	22.7
New York	69	13,019	67.0
North Carolina	398	44,713	24.8
Ohio	99	11,474	38.0
Oklahoma	18	1,922	35.3
Oregon	18	3,311	40.9
Pennsylvania	224	28,572	55.6
Rhode Island	57	7,171	85.8
South Carolina	128	15,949	23.6
South Dakota	3	341	46.8
Tennessee	68	9,031	25.5
Texas	204	29,531	28.5
Utah	47	7,771	33.9
Vermont	5	764	104.6
Virginia	83	23,603	28.2
Washington	60	12,889	37.9
West Virginia	3	528	12.6
Wisconsin	80	8,640	50.9
Total	6,895	$1,001,436	36.9
_____________

(1)
The carrying value of an asset is based on historical cost, which generally consists of the market value at the time of acquisition plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

The following table presents the status of our real estate held for use as of the dates indicated:

	March 31, 2016	December 31, 2015
Leased	2,720	2,118
Listed and ready for rent	265	264
Renovation or unit turn	546	350
Other (1)	1,612	2,201
	5,143	4,933
_____________

(1)	Includes properties with a status of evaluating strategy.

Real Estate Acquisitions

On March 30, 2016, we completed our acquisition of 590 single-family residential properties in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted-average remaining life of the leases of 7 months as of the acquisition date.

During the three months ended March 31, 2016, we acquired 113 properties under our one-by-one acquisition program. The aggregate purchase price attributable to these acquired properties was $10.1 million.

During the three months ended March 31, 2015, we did not purchase any real estate assets.

Real Estate Dispositions

During the three months ended March 31, 2016 and 2015, we sold 686 and 254 residential properties, respectively, and recorded $29.4 million and $10.6 million of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Real Estate Assets
Beginning	6,516	3,960
Acquisitions	703	—
Dispositions	(686)	(254)
Mortgage loan conversions to REO, net (1) (2)	360	724
Other additions	2	—
Ending	6,895	4,430
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(2)	During the three months ended March 31, 2016, conversions to REO included 36 properties that were previously in our mortgage loans held for sale.

Mortgage Loan Assets

As of March 31, 2016, our portfolio of mortgage loans at fair value consisted of 5,397 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.3 billion and an aggregate market value of underlying properties of $1.3 billion. We also owned 32 mortgage loans held for sale having an aggregate UPB of approximately $6.1 million and an aggregate market value of underlying properties of approximately $7.2 million as of March 31, 2016.

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

The table below provides a summary of our mortgage loans at fair value as of March 31, 2016 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	24	$2,375	$3,541	$3,037
Arizona	32	7,085	9,042	9,568
Arkansas	35	2,166	3,193	3,068
California	363	146,751	163,876	201,242
Colorado	20	3,530	3,635	4,810
Connecticut	76	14,818	21,223	20,943
Delaware	34	4,512	6,125	6,012
Dist. of Columbia	42	4,417	8,789	10,048
Florida	1,154	166,376	251,334	230,974
Georgia	138	15,315	20,306	20,211
Hawaii	21	8,501	10,297	11,533
Idaho	4	409	504	530
Illinois	176	26,632	39,908	34,733
Indiana	134	13,150	17,255	17,456
Iowa	8	474	622	762
Kansas	7	445	555	821
Kentucky	29	2,120	3,543	3,057
Louisiana	15	1,597	2,049	2,285
Maine	23	2,414	3,735	3,569
Maryland	288	50,095	72,831	67,313
Massachusetts	173	32,292	44,172	48,334
Michigan	25	2,797	3,566	4,100
Minnesota	21	3,765	4,467	5,195
Mississippi	13	1,388	1,881	1,874
Missouri	36	2,082	3,139	3,131
Montana	1	190	255	280
Nebraska	4	321	461	431
Nevada	89	16,998	27,547	22,322
New Hampshire	5	964	1,225	1,315
New Jersey	727	112,966	193,817	155,109
New Mexico	98	9,396	12,438	12,873
New York	501	116,737	154,598	166,689
North Carolina	87	8,691	11,001	11,823
North Dakota	1	99	123	144
Ohio	47	4,283	6,408	6,045
Oklahoma	14	1,945	2,449	2,442
Oregon	58	12,820	16,138	16,379
Pennsylvania	124	12,877	18,788	18,259
Puerto Rico	1	82	189	190
Rhode Island	27	3,084	5,597	4,303
South Carolina	103	10,856	14,098	14,539
Tennessee	36	4,524	5,611	6,106
Texas	228	26,520	26,078	37,116

Utah	21	4,343	4,723	5,609
Vermont	5	575	822	856
Virginia	28	6,138	8,048	8,332
Washington	268	52,018	62,091	66,807
West Virginia	2	203	325	255
Wisconsin	31	2,407	3,904	3,436
Total mortgage loans at fair value	5,397	$924,543	$1,276,322	$1,276,266
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

Mortgage Loan Resolutions and Dispositions

During the three months ended March 31, 2016 and 2015, we resolved 169 and 150 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $12.7 million and $10.6 million, respectively, of net realized gains on mortgage loans.

During the three months ended March 31, 2016, we sold 1,078 of our mortgage loans held for sale to a third party purchaser. In connection with this sale, we recorded $34.2 million of net realized gains on mortgage loans held for sale. During the three months ended March 31, 2015, we did not sell any mortgage loans.

From inception through March 31, 2016, we converted an aggregate of 6,675 mortgage loans at fair value and 58 mortgage loans held for sale into REO properties and resolved an aggregate of 1,814 mortgage loans at fair value and 49 mortgage loans held for sale through short sale, refinancing or other liquidation events.

As market conditions in the NPL industry have continued to develop and pricing of NPL portfolios have increased, we have been reviewing our portfolio of NPLs that we expect will not be rented by us to consider offering portions of our portfolio for sale to eligible purchasers. We believe that such potential sales will enable us to recycle our assets to provide us with more liquidity and buying power. As such, we view our portfolio of NPLs as a potential growth engine for our business to purchase single-family assets, which we believe provides us with an advantage, particularly at times when it is challenging to access equity markets.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Mortgage Loans at Fair Value (1)
Beginning	5,739	10,963
Resolutions	(141)	(150)
Reversion from held for sale	123	—
Mortgage loan conversions to REO, net (2)	(324)	(724)
Ending	5,397	10,089
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

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

ii.
Net realized gain (loss) on mortgage loans. We record net realized gains or losses, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. We generally expect to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

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

iv.
Net unrealized gains from the change in fair value of loans. After our NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in net unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As a greater number of our REO properties are renovated and deemed suitable for rental and as the number of our acquired assets that are REO properties to be held for rent increases, we expect a greater portion of our revenues will be rental revenues. For the NPLs we have acquired to date, the average number of days to determine whether a property met our rental profile was 186 days for the 36 properties on which renovations began during 2016. The average renovation expense was $22,835 per property for 345 renovations completed during 2016, the average number of days between commencement of renovation and listing of the property for rent was 45 days for 33 properties for which renovation began during 2016, and the average number of days from listing to leasing a property was 18 days for 165 properties listed in 2016. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of two years or less. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Our occupancy rate at March 31, 2016 was 91%. Our rental properties had an average annual rental rate of $12,663 per home for the 2,720 properties that were leased at March 31, 2016.

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

Expenses

Our expenses have primarily consisted of rental property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses and expense reimbursement as well as fees to our Manager under the asset management agreement with AAMC dated December 21, 2012 (the “Original AMA”) or the asset management agreement with AAMC dated March 31, 2015 (the “New AMA”), as applicable. Rental property operating expenses are expenses associated with our ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Under the Original AMA, expense reimbursement consisted primarily of employee salaries of AAMC in direct correlation to the services they provided on our behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements other than those attributable to the Company’s dedicated General Counsel and Secretary. Our General Counsel and Secretary is paid by a subsidiary of AAMC, but his entire compensation and benefits are reimbursed by us. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Under the Original AMA, fees to our Manager we based on the amount of cash available for distribution to our stockholders for each period. Under the New AMA, the management fees we pay to AAMC are based on a combination of a percentage of our invested equity capital, a conversion fee for assets that convert to single-family rentals during each period and our return on invested equity capital. The percentage payment on each of these metrics will vary based on our number of leased properties.

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and execute upon REO properties, NPLs and other single-family residential assets. We believe that there is currently a large potential supply of REO properties and single-family rental properties available to us for acquisition.

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

Loan Resolution Activities

The management and/or sale of our legacy portfolio of residential mortgage loans is an important focus of our business. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies, through our servicers, with respect to our residential mortgage loans, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we continue to focus on (1) converting a portion of our NPLs to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we are opportunistically evaluating the different alternatives with respect to our loan portfolio including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

As discussed above, our loan resolution strategy has typically led to the disposition of NPLs primarily through short sales, refinancing, foreclosure sales, and sale of loans that had transitioned to re-performing loans from prior NPL acquisitions.

In the third quarter of 2015, we also commenced efforts to sell certain NPLs to take advantage of attractive market pricing and evolving market conditions. NPL sales are expected to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. Since then, we have opportunistically sold 1,850 mortgage loans to unaffiliated third parties. We may market additional NPLs in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate the Company’s strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Resolution of Loans

For the NPLs that we continue to hold and acquire, our preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us.

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

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2016 versus the three months ended March 31, 2015. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three months ended March 31, 2016 versus three months ended March 31, 2015

Rental revenues

Rental revenues increased to $6.1 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015. The number of leased properties increased to 2,720 at March 31, 2016 from 587 at March 31, 2015, primarily due to our increased acquisition activities beginning in the third quarter of 2015. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be two or fewer years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and repair costs and our renters’ desire to remain in our properties.

Net unrealized (loss) gain on mortgage loans

Our net unrealized (loss) gain on mortgage loans decreased to $(42.5) million for the three months ended March 31, 2016 compared to $61.1 million for the three months ended March 31, 2015. This decrease was primarily due to the reclassification of net realized gains on the resolution of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion as the our total mortgage loan portfolio have decreased by approximately 50% since March 31, 2015. This decline was further emphasized by the fact that we have not purchased any portfolios of mortgage loans since December 2014, which led to fewer loans available for conversion to REO. The net unrealized gains for the three months ended March 31, 2016 and 2015 can be categorized into the following three components:

•
First, we recognized an aggregate of $11.6 million in unrealized gains upon conversion of mortgage loans to REO for the three months ended March 31, 2016 compared to $27.1 million and for the three months ended March 31, 2015. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three months ended March 31, 2016, we converted a net of 360 mortgage loans to REO status compared to a net of 724 mortgage loans converted to REO status during the three months ended March 31, 2015; and

•
Second, we recognized an aggregate of $24.3 million in unrealized gains from the net increase in the fair value of loans for the three months ended March 31, 2016 compared to $52.3 million in unrealized gains during the three months ended March 31, 2015. Adjustments to the fair value of loans after acquisition represent, among other factors, a reduction in the expected time remaining to complete the foreclosure process due to the passage of time since acquisition and a reduction in future foreclosure expenses to the extent we have already incurred them. The reduction in time remaining to complete the foreclosure is driven by the completion of activities in the foreclosure process after we acquired the loans. This reduction in timeline results in reduced carrying costs and reduced future expenses for the loans, each of which increases the fair value of the loans; and

•
Third, we reclassified an aggregate of $78.4 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution of NPLs for the three months ended March 31, 2016. This compares to an aggregate of $18.3 million reclassified from unrealized gains on mortgage loans to realized gains for the three months ended March 31, 2015.

Through the resolution and sale of NPLs during the first quarter of 2016, our portfolio of mortgage loans at fair value has decreased from 5,739 loans at December 31, 2015 to 5,397 loans at March 31, 2016. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $12.7 million for the three months ended March 31, 2016 from $15.4 million for the three months ended March 31, 2015 principally due to a decrease in the average resolution economics. We resolved 169 mortgage loans in the three months ended March 31, 2016 as compared to our resolution of 150 mortgage loans in the three months ended March 31, 2015, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale increased to $34.2 million for the three months ended March 31, 2016 from $0.2 million for the three months ended March 31, 2015. This increase was principally due the sale of 1,078 during the three months ended March 31, 2016 compared to resolutions of three re-performing loans during the three months ended March 31, 2015.

Net realized gain on real estate

Net realized gains on real estate were $29.4 million for the three months ended March 31, 2016 during which we disposed of 686 residential properties. During the three months ended March 31, 2015, we recognized net realized gains on real estate of $10.6 million on the disposition of 254 residential properties.

Interest income

Interest income decreased to $112 thousand from $240 thousand for the three months ended March 31, 2016 and 2015, respectively, primarily due to accretion of interest income with respect to the re-performing loans acquired in June 2014 declining from $37 thousand to $232 thousand for the same periods due to our re-performing loan portfolio declining to 32 loans at March 31, 2016 from 99 loans at March 31, 2015.

Residential property operating expenses

We incurred $18.2 million and $12.5 million of residential property operating expenses for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had 6,895 total REO properties compared to 896 REO properties at March 31, 2015. We expect to incur increasing residential property operating expenses as we convert more mortgage loans to and/or acquire more residential properties. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $3.6 million of real estate depreciation and amortization for the three months ended March 31, 2016 compared to $1.0 million for the three months ended March 31, 2015, primarily as a result of the growth in our rental portfolio. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Acquisition fees and costs

We incurred $1.6 million of acquisition fees and costs for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015 primarily due to increased acquisition activity during 2016.

Selling costs and impairment

Real estate selling costs of REO held for sale were $11.7 million for the three months ended March 31, 2016 compared to $10.6 million for the three months ended March 31, 2015. We recognized $14.9 million REO valuation impairment for the three months ended March 31, 2016 compared to $4.1 million for the three months ended March 31, 2015. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $11.7 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three months ended March 31, 2016 compared to $18.3 million for the three months ended March 31, 2015. This reduction of servicing costs was primarily due to the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

We incurred $16.4 million of interest expense for the three months ended March 31, 2016 primarily related to borrowings under our repurchase and loan facilities (including amortization of deferred debt issuance costs) compared to $11.6 million for the three months ended March 31, 2015, respectively. The increase was driven primarily by accelerated amortization of deferred costs related to two securitizations that were collapsed during the first quarter of 2016, change in financing mix between lenders and a general increase in market rates. The interest rates under our repurchase and loan facilities are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses decreased to $3.0 million for the three months ended March 31, 2016 from $4.4 million for the three months ended March 31, 2015 primarily due to lower litigation-based expenses.

Related party general and administrative

We incurred $4.5 million of related party general and administrative expenses for the three months ended March 31, 2016 compared to $15.7 million for the three months ended March 31, 2015. These expenses included $4.1 million in Base Management Fees and $0.4 million in Conversion Fees for the three months ended March 31, 2016, which were due to AAMC under the New AMA compared to $14.9 million in management incentive fees (of which $6.9 million was determined to be reimbursable during the fourth quarter of 2015) and $0.8 million of expense reimbursements for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business for the three months ended March 31, 2015 that was due to AAMC under the Original AMA.

Other income

We had no other income for the three months ended March 31, 2016 compared to $2.0 million received from AAMC during three months ended March 31, 2015 pursuant to a professional fee sharing arrangement for negotiation of the New AMA.

Liquidity and capital resources

As of March 31, 2016, we had cash and cash equivalents of $124.6 million compared to $116.7 million as of December 31, 2015. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

To date, we have completed the three public equity offerings and have established the following credit facilities and securitization transactions:

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

Each of our repurchase agreements and the Nomura loan agreement is described below:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 and 2015, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $275.0 million on December 31, 2014 with a maturity date of April 18, 2016. On March 31, 2016, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity to $350.0 million, extended the maturity date to March 30, 2017 and removed the REO sublimit under the facility so that 100% of the financed assets can be REO properties.

•
Deutsche Bank (“DB”) is the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon the expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

•
Wells Fargo (“Wells”) is the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”) with an initial aggregate maximum borrowing capacity of $200.0 million. Throughout 2013, 2014 and 2015, the Wells repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $750.0 million with a maturity date of September 27, 2017.

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura loan agreement was amended during 2015, ultimately increasing the maximum funding capacity to $200.0 million on

December 31, 2015 with a maturity date of April 8, 2016. On April 7, 2016, we entered into an amended and restated loan and security agreement with Nomura that increased our aggregate borrowing capacity to $250.0 million and extended the termination date to April 16, 2017.

Under the terms of two of our repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage or REO assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

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

As amended, the three repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement, for the purpose of determining whether such borrowing is adequately collateralized. As of March 31, 2016, the weighted average contractual haircut applicable to the REO properties and mortgage loans that serve as collateral for our outstanding repurchase agreements was 10.7%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements and the Nomura loan agreement from December 31, 2015 to March 31, 2016 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Our overall advance rate under the repurchase agreements and the Nomura loan agreement increased from 55.4% at December 31, 2015 to 55.6% at March 31, 2016 primarily due changes in the fair value of the underlying collateral. We do not collateralize any of our repurchase facilities with cash.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of REO properties. These obligations are fully guaranteed pursuant to a guarantee made by us in favor of Nomura. The Nomura loan agreement terminates on April 16, 2017. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of March 31, 2016 was $200.0 million and increased to $250.0 million on April 7, 2016, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

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

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of and for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015 ($ in thousands):

	Three months ended March 31, 2016	Three months ended December 31, 2015	Three months ended March 31, 2015
Balance at end of period	$851,813	$767,513	$929,287
Maximum month end balance outstanding during the period	851,813	953,586	997,161
Weighted average quarterly balance	770,832	882,874	970,513
Amount of available funding at end of period	448,187	512,431	41,194

Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of March 31, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $282.2 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. We repaid the notes issued under the ARLP 2014-2 securitization in March 2016.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. We repaid the notes issued under the ARLP 2014-1 securitization in March 2016.

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations, at March 31, 2016, only the ARLP 2015-1 securitization remained in force. The following table sets forth data with respect to these notes as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
March 31, 2016
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$199,339
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(1,242)
		$164,097
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Terminated during March 2016

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock.  At March 31, 2016, a total of $35.0 million in shares of our common stock have been repurchased under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes. We have an aggregate of $65.0 million remaining for repurchases under our Board-approved repurchase plan.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015	Change
Net cash used in operating activities	$(42,927)	$(42,469)	$(458)
Net cash provided by (used in) investing activities	334,496	80,718	253,778
Net cash (used in) provided by financing activities	(283,711)	(51,169)	(232,542)
Total cash flows	$7,858	$(12,920)	$20,778

Net cash used in operating activities for the three months ended March 31, 2016 consisted primarily of net loss and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans, the accelerated amortization of deferred debt issuance costs in conjunction with our repayment of notes issued by the ARLP 2014-1 and ARLP 2014-2 securitizations and net changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2015 consisted primarily of gains on our mortgage loans and real estate offset by related party mortgage loan servicing costs including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans, interest expense, professional fees, acquisition costs and expense reimbursements to our Manager for salaries and benefits.

Net cash provided by investing activities for the three months ended March 31, 2016 consisted primarily of proceeds from the sales and resolutions of mortgage loans and dispositions of real estate, partially offset by investments in real estate. Net cash provided by investing activities for the three months ended March 31, 2015 consisted primarily of resolutions of mortgage loans and dispositions of real estate.

Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of net repayment of the repayment of notes issued under the ARLP 2014-1 and ARLP 2014-2 securitizations, repurchases of common stock and the payment of dividends, partially offset by net borrowings under repurchase agreements. Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of net borrowings under repurchase agreements and payment of dividends, partially offset by net proceeds from secured debt.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 or December 31, 2015.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - Note 1, “Organization and basis of presentation - Recently issued accounting standards."

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. For additional details on our critical accounting judgments, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our annual report on Form 10-K for the year ended December 31, 2015.

Non-GAAP Measures

Estimated REIT taxable income is a measure that we use in connection with monitoring our compliance with certain REIT requirements. We believe that estimated REIT taxable income is useful to our stockholders because our dividends are determined directly by our REIT taxable income due to a REIT’s requirement to distribute at least 90% of its taxable income in each fiscal year. This non-GAAP measure is not equivalent to nor a substitute for net income or loss as determined under GAAP, and it should not be considered an alternative to cash flows as a measure of liquidity. This non-GAAP measure should be read in conjunction with our consolidated financial statements and related notes.

The following table is a reconciliation of U.S. GAAP net income to estimated REIT taxable income ($ in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
(Loss) income before income taxes	$(45,539)	$12,427
Add net loss of taxable REIT subsidiaries	24,110	4,947
Adjusted net (loss) income	(21,429)	17,374
Book to tax differences:
Net unrealized loss (gain) on mortgage loans	67,358	(12,649)
Net realized gain on mortgage loans	(5,276)	(2,844)
Net realized gain on re-performing mortgage loans	(21,345)	(82)
Net realized gain on real estate sold	(34,510)	(10,799)
Interest income, advances and recoveries	7,494	6,182
Depreciation and amortization	1,543	354
Valuations and impairments	14,299	10,708
Mortgage loan servicing cost	7,296	13,160
Acquisition fees and due diligence	1,578	128
Other book/tax differences, net	(119)	126
Estimated REIT taxable income (non-GAAP)	$16,889	$21,658

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of NPLs and rental properties. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

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

To date, we have not hedged the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, although we have not yet done so, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate options in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. At March 31, 2016, we had $851.8 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $851.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $8.5 million, respectively.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were not effective as of March 31, 2016 solely as a result of a material weakness over the review of assumptions used to determine the fair value of mortgage loans previously reported in Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which had not yet been remediated.

Changes in Internal Control over Financial Reporting

In an effort to remediate the internal control deficiency on accounting for mortgage loans at fair value, in the fourth quarter of 2015 and the first quarter of 2016, we have designed, documented and implemented additional control procedures related to the review of the assumptions utilized in the Company's determination of the fair value of the mortgage loans. Although we anticipate that these additional internal control procedures has had a material positive effect on our internal control framework, our evaluation of the design and effectiveness of such control procedures is ongoing, and we are continuing to work to ensure these policies and procedures are designed and implemented effectively in order to remediate the above material weakness.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of March 31, 2016 or which settled during 2016:

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

On January 23, 2016, the lead plaintiff filed an amended complaint. Our motion to dismiss the amended complaint was due on March 22, 2016.

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiffs are required to file a response to the defendants’ motion to dismiss on or before May 20, 2016, and the defendants are required to file any reply briefs to the plaintiffs’ response on or before July 1, 2016.

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

On March 8, 2016, the plaintiffs filed a consolidated certified shareholder derivative complaint (the “Consolidated Complaint”) in the action. On March 11, the Special Litigation Committee of Ocwen sought additional time beyond the March 31, 2016 originally anticipated completion date to analyze the Consolidated Complaint. On March 22, 2016, the parties filed a joint consent motion for entry of an order amending the briefing schedule regarding the Consolidated Complaint. On March 23, 2016, the court entered a scheduling order requiring defendants to file their motions to dismiss on or before May 13, 2016, plaintiffs to file a response to any such motion on or before June 17, 2016 and defendants to file any reply briefs on or before July 15, 2016.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2015. For information regarding our risk factors, you should carefully consider the risk factors discussed in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. During the first quarter of 2016, we repurchased an aggregate of 893,104 shares of our common stock for an aggregate purchase price of approximately $10.0 million. At March 31, 2016, following such repurchases, we have remaining approximately $65.0 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as shares available for future issuance and will be available for general corporate purposes.  Below is a summary of our stock repurchases for the quarter ending March 31, 2016 (dollars in thousands except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
January 2016	—	$—	1,645,075	75,017
February 2016	—	—	1,645,075	75,017
March 2016	893,104	11.22	2,538,179	64,999
Quarter ended March 31, 2016	893,104	11.22	2,538,179	$64,999
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On May 6, 2016, Kenneth D. Najour stepped down from his role as our Chief Accounting Officer.  Effective May 9, 2016, Mr. Najour joined the capital markets team of AAMC to be involved with developing strategic initiatives for AAMC.  Mr. Najour will no longer be an executive officer of AAMC (as defined in Exchange Act Rule 3b-7).

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

Altisource Residential Corporation
Date:	May 9, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer