Form 10-Q
period 2016-06-30
Altisource Residential Corp
filed 2016-08-08
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 29, 2016, 54,465,184 shares of our common stock were outstanding.

Altisource Residential Corporation
June 30, 2016

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets on favorable terms;

•	the impact of changes to the supply of, value of and the returns on residential mortgage or single-family rental assets;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	our ability to acquire single-family rental properties or convert residential mortgage loans to rental properties and generate attractive returns;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms, or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Certain information contained herein is presented as of July 29, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Real estate held for use:
Land	$81,905	$56,346
Rental residential properties (net of accumulated depreciation of $13,337 and $7,127, respectively)	332,037	224,040
Real estate owned	311,642	455,483
Total real estate held for use, net	725,584	735,869
Real estate assets held for sale	225,682	250,557
Mortgage loans at fair value	707,445	960,534
Mortgage loans held for sale	4,058	317,336
Cash and cash equivalents	228,341	116,702
Restricted cash	14,483	20,566
Accounts receivable, net	47,378	45,903
Related party receivables	—	2,180
Prepaid expenses and other assets	1,822	1,126
Total assets	$1,954,793	$2,450,773

Liabilities:
Repurchase and loan agreements	$740,485	$763,369
Other secured borrowings	160,392	502,599
Accounts payable and accrued liabilities	42,322	32,448
Related party payables	5,489	—
Total Liabilities	948,688	1,298,416

Commitments and contingencies (Note 7)

Equity:
Common stock, $.01 par value, 200,000,000 authorized shares; 54,465,184 shares issued and outstanding as of June 30, 2016 and 55,581,005 shares issued and outstanding as of December 31, 2015	545	556
Additional paid-in capital	1,190,011	1,202,418
Accumulated deficit	(184,451)	(50,617)
Total equity	1,006,105	1,152,357
Total liabilities and equity	$1,954,793	$2,450,773

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenues:
Rental revenues	$8,581	$2,140	$14,652	$3,540
Change in unrealized gain on mortgage loans	(71,702)	42,209	(114,154)	103,343
Net realized gain on mortgage loans	8,180	19,272	20,912	34,654
Net realized gain on mortgage loans held for sale	15,950	254	50,147	405
Net realized gain on real estate	39,125	12,404	68,526	23,012
Interest income	104	240	216	480
Total revenues	238	76,519	40,299	165,434
Expenses:
Residential property operating expenses	18,003	16,857	36,204	29,316
Real estate depreciation and amortization	4,040	1,344	7,641	2,342
Acquisition fees and costs	1,523	513	3,104	877
Selling costs and impairment	11,842	8,839	38,433	23,530
Mortgage loan servicing costs	8,444	16,246	20,168	34,512
Interest expense	10,470	13,398	26,886	25,041
General and administrative	3,640	1,056	6,600	6,223
Management fees	5,050	5,151	9,576	20,051
Total expenses	63,012	63,404	148,612	141,892
Other (expense) income	(750)	—	(750)	2,000
(Loss) income before income taxes	(63,524)	13,115	(109,063)	25,542
Income tax expense	4	23	123	26
Net (loss) income	$(63,528)	$13,092	$(109,186)	$25,516

(Loss) earnings per share of common stock - basic:
(Loss) earnings per basic share	$(1.16)	$0.23	$(1.99)	$0.45
Weighted average common stock outstanding - basic	54,616,221	57,208,273	54,998,171	57,204,602
(Loss) earnings per share of common stock - diluted:
(Loss) earnings per diluted share	$(1.16)	$0.23	$(1.99)	$0.44
Weighted average common stock outstanding - diluted	54,616,221	57,407,845	54,998,171	57,407,253

Dividends declared per common share	$0.15	$0.55	$0.45	$1.18

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount

December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Issuance of common stock, including stock option exercises	18,707	—	30	—	30
Repurchases of common stock	(1,134,528)	(11)	(12,511)	—	(12,522)
Dividends on common stock ($0.45 per share)	—	—	—	(24,648)	(24,648)
Share-based compensation	—	—	74	—	74
Net loss	—	—	—	(109,186)	(109,186)
June 30, 2016	54,465,184	$545	$1,190,011	$(184,451)	$1,006,105

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Number of Shares	Amount

December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911
Issuance of common stock, including stock option exercises	23,954	—	62	—	62
Dividends on common stock ($1.18 per share)	—	—	—	(67,507)	(67,507)
Share-based compensation	—	—	93	—	93
Net income	—	—	—	25,516	25,516
June 30, 2015	57,216,166	$572	$1,227,246	$57,257	$1,285,075

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Operating activities:
Net (loss) income	$(109,186)	$25,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in unrealized gain on mortgage loans	114,154	(103,343)
Net realized gain on mortgage loans	(20,912)	(34,654)
Net realized gain on sale of mortgage loans held for sale	(50,147)	(405)
Net realized gain on sale of real estate	(68,526)	(23,012)
Real estate depreciation and amortization	7,641	2,342
Selling costs and impairment	38,433	23,530
Accretion of interest on re-performing mortgage loans	(72)	(469)
Share-based compensation	74	93
Amortization of deferred financing costs	6,781	2,218
Changes in operating assets and liabilities:
Accounts receivable, net	3,092	4,214
Related party receivables	2,180	—
Deferred leasing costs	(202)	—
Prepaid expenses and other assets	(1,210)	(180)
Accounts payable and accrued liabilities	7,791	7,004
Related party payables	5,489	(22,407)
Net cash used in operating activities	(64,620)	(119,553)
Investing activities:
Investment in real estate	(104,260)	—
Investment in renovations	(22,173)	(11,001)
Real estate tax advances	(7,246)	(14,443)
Mortgage loan resolutions and dispositions	485,840	107,887
Mortgage loan payments	11,433	12,447
Disposition of real estate	212,983	70,916
Acquisition related deposits	—	(5,631)
Change in restricted cash	6,083	(5,177)
Net cash provided by investing activities	582,660	154,998
Financing activities:
Issuance of common stock, including stock option exercises	51	134
Payment of tax withholdings on exercise of stock options	(21)	(72)
Repurchases of common stock	(12,522)	—
Dividends on common stock	(22,037)	(36,038)
Proceeds from the issuance of other secured debt	—	221,691
Repayments of secured notes	(345,018)	(21,306)
Proceeds from repurchase agreement	339,767	109,683
Repayments of repurchase agreement	(360,524)	(298,078)
Payment of deferred financing costs	(6,097)	(7,123)
Net cash used in financing activities	(406,401)	(31,109)
Net increase in cash and cash equivalents	111,639	4,336
Cash and cash equivalents as of beginning of the period	116,702	66,166
Cash and cash equivalents as of end of the period	$228,341	$70,502

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Six months ended June 30, 2016	Six months ended June 30, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,182	$21,732
Income taxes paid	180	—
Transfer of mortgage loans to real estate owned, net	119,804	268,682
Transfer of mortgage loans at fair value to mortgage loans held for sale	103,115	—
Changes in accrued capital expenditures	(83)	(1,732)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(4,772)	36,359
Changes in receivables from real estate owned dispositions	9,339	1,369
Dividends declared but not paid	8,204	31,469

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. On December 21, 2012 we became a stand-alone publicly traded company with an initial capital contribution of $100 million.

We conduct substantially all of our activities through our wholly owned subsidiary Altisource Residential, L.P. (“ARLP”) and its subsidiaries. Initially, we acquired our rental properties primarily through the acquisition of sub-performing and non-performing mortgage loan (“NPL”) portfolios; however, commencing in the second quarter of 2015, we refocused our acquisition strategy to acquire single-family rental properties directly, both individually and in pools, in light of substantial increases in the pricing of NPL portfolios as an avenue to more quickly achieve scale in our rental portfolio. In the third quarter of 2015, we commenced the disposition of certain NPLs and, as of June 30, 2016, we had disposed of a substantial portion of our NPL portfolio.

We have a long-term service agreement with Altisource Portfolio Solutions S.A. (“ASPS”), a leading provider of real estate and mortgage portfolio management, asset recovery and customer relationship management services. For the remaining mortgage loans in our portfolio, we also have servicing agreements with three separate mortgage loan servicers.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees and therefore AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of single-family rental properties and the ongoing management of our residential mortgage loans and real estate owned (“REO”) properties. See Note 8 for a description of this related party relationship.

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

In certain instances, we hold both the power to direct the most significant activities of each VIE as well as an economic interest in the entity, and, as such, we are deemed to be the primary beneficiary or consolidator of the VIE. We have determined that our current and former securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), are VIEs of which we are the primary beneficiaries. See Note 6 for more information regarding our current and former securitization trusts.

Repurchases of common stock

During the first quarter of 2016, we determined that the 1,645,075 shares of common stock we repurchased during the last six months of 2015 should have been classified within the consolidated financial statements as of and for the year ended December 31, 2015 as a reduction to common stock, for the par amount of the common stock, and to additional paid-in capital, for the amount paid in excess of par, and that such repurchased shares should be included as shares unissued. We previously classified common shares repurchased as treasury stock. The accompanying consolidated balance sheet as of December 31, 2015 and the related balances within our consolidated statement of stockholders' equity for the six months ended June 30, 2016 have been corrected to eliminate treasury stock of $25.0 million and reduce common stock and additional paid-in capital by an equivalent amount in the aggregate, resulting in no change in total equity as of December 31, 2015. The previously-reported consolidated statements of income, consolidated statements of comprehensive income or consolidated statements of cash flows were not impacted.

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

The following table represents the effect of change on the prior periods that were restated as a result of this adoption ($ in thousands):

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

Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an enity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

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

During the three and six months ended June 30, 2016, we acquired 291 and 404 residential properties, respectively, under our one-by-one acquisition program. The aggregate purchase price attributable to these acquired properties was $30.0 million and $40.1 million, respectively.

During the three and six months ended June 30, 2015, we did not purchase any real estate assets.

Dispositions

During the three and six months ended June 30, 2016, we sold 910 and 1,596 residential properties, respectively, and recorded $39.1 million and $68.5 million, respectively, of net realized gains on real estate.

During the three and six months ended June 30, 2015, we sold 321 and 575 residential properties, respectively, and recorded $12.4 million and $23.0 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Resolutions and dispositions

During the three and six months ended June 30, 2016, we resolved 122 and 291 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $8.2 million and $20.9 million, respectively, of net realized gains on mortgage loans.

During the three and six months ended June 30, 2015, we resolved 270 and 420 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $19.3 million and $34.7 million, respectively, of net realized gains on mortgage loans.

Dispositions

During the three and six months ended June 30, 2016, we sold 895 and 1,973, respectively, of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $16.0 million and $50.1 million, respectively, of net realized gains on mortgage loans held for sale.

During the three and six months ended June 30, 2015, we did not sell any mortgage loans.

Transfers of mortgage loans to real estate owned

During the three and six months ended June 30, 2016, we transferred an aggregate of 308 and 668 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $59.4 million and $124.3 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $12.5 million and $24.1 million, respectively, in change in unrealized gains on mortgage loans.

During the three and six months ended June 30, 2015, we transferred an aggregate of 687 and 1,411 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $133.9 million and $268.7 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $24.2 million and $51.3 million, respectively, in change in unrealized gains on mortgage loans.

Due diligence costs

During the three and six months ended June 30, 2016, we recognized $0.4 million and $0.6 million, respectively, of due diligence costs, and we recognized $0.3 million and $0.4 million, respectively, of due diligence costs during the three and six months ended June 30, 2015. These due diligence costs related to the above-described and other transactions in our consolidated statement of operations as acquisition fees and costs.

3. Real estate assets, net

Real estate held for use

As of June 30, 2016, we had 5,414 single-family residential properties held for use. Of these properties, 3,010 had been leased, 273 were listed and ready for rent and 694 were in varying stages of renovation and unit turn status. With respect to the remaining 1,437 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing, which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

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

During the three and six months ended June 30, 2016, we recognized $2.0 million and $5.0 million, respectively, of impairment on real estate held for use. During the six months ended June 30, 2015, we recognized no impairment on our real estate held for use.

Real estate held for sale

As of June 30, 2016 and December 31, 2015, our real estate held for sale included 1,174 and 1,583 REO properties, respectively, having an aggregate carrying value of $225.7 million and $250.6 million, respectively. Management determined to divest of these properties because they do not meet our residential rental property investment criteria.

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

During the three and six months ended June 30, 2016, we recognized $3.9 million and $15.8 million, respectively, of impairment on our real estate held for sale.

During the three and six months ended June 30, 2015, we recognized $5.6 million and $9.7 million, respectively, of impairment on our real estate held for sale.

4. Mortgage loans

The following table sets forth our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
June 30, 2016
Current	806	$133,230	$174,001	$202,733
30	70	12,345	17,449	20,342
60	39	5,756	8,327	9,380
90	408	53,876	80,673	83,566
Foreclosure	2,749	502,238	682,067	685,175
Mortgage loans at fair value	4,072	$707,445	$962,517	$1,001,196

December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
June 30, 2016
Current	18	$1,864	$3,250	$3,846
30	2	607	620	1,190
Foreclosure	12	1,587	2,118	2,399
Mortgage loans held for sale	32	$4,058	$5,988	$7,435

December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

As of June 30, 2016, our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014. We initially determined to dispose of these mortgage loans in order to take advantage of attractive market pricing and because we do not expect them to be rental candidates.

Re-performing residential mortgage loans

For the three and six months ended June 30, 2016 and 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the three and six months ended June 30, 2016, we accreted $35 thousand and $72 thousand, respectively, into interest income with respect to our re-performing loans. For the three and six months ended June 30, 2015, we accreted $237 thousand and $469 thousand into interest income with respect to our re-performing loans. At June 30, 2016 and December 31, 2015, these re-performing loans had a UPB of $6.0 million at each date and a carrying value of $4.1 million and $4.0 million, respectively. We included these loans in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Six months ended June 30, 2016	Six months ended June 30, 2015
Balance at the beginning of the period	$2,146	$7,640
Payments and other reductions, net	—	(3,285)
Accretion	(72)	(469)
Balance at the end of the period	$2,074	$3,886

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2016
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$707,445
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	225,682
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	4,058
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	746,757	—
Other secured borrowings	—	161,496	—

December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase agreements at fair value	—	767,513	—
Other secured borrowings	—	502,268	—

We have not transferred any assets from one level to another level during the three or six months ended June 30, 2016 or during the year ended December 31, 2015.

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

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Mortgage loans at fair value
Beginning balance	$924,543	$1,853,495	$960,534	$1,959,044
Change in unrealized gain on mortgage loans at fair value	2,372	42,209	28,628	103,343
Net realized gain on mortgage loans at fair value	8,180	19,272	20,912	34,654
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	(137,144)	—	(103,115)	—
Mortgage loans at fair value resolutions and payments	(34,896)	(82,070)	(84,827)	(147,238)
Real estate tax advances to borrowers	1,652	4,264	5,094	11,391
Reclassification of realized gains on real estate sold from unrealized gains	—	13,175	—	23,977
Transfer of mortgage loans at fair value to real estate owned, net	(57,262)	(133,856)	(119,781)	(268,682)
Ending balance at June 30	$707,445	$1,716,489	$707,445	$1,716,489

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$(10,924)	$29,784	$9,718	$80,852

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of the dates indicated:

Input	June 30, 2016	December 31, 2015
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-18.6% to 25.1%	0.0% to 10.2%
Loan resolution probabilities — modification	0% to 44.7%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 - 4.4	0.1 - 5.6
Value of underlying properties	$3,000 - $4,250,000	$3,000 - $4,500,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and a loan agreement with major financial institutions. The purpose of these repurchase and loan agreements is to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2016, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 3.44%, excluding amortization of deferred financing costs.

We had entered into three separate repurchase agreements and a loan agreement to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans. In March 2016, our repurchase agreement with Deutsche Bank (“DB”) expired pursuant to its terms and is no longer outstanding. Therefore, at June 30, 2016, we were party to two repurchase agreements and one loan agreement. Below is a description of each agreement:

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 and 2015, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $275.0 million on December 31, 2015 with a maturity date of April 18, 2016. On March 31, 2016, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity to $350.0 million, extended the maturity date to March 30, 2017 and removed the REO sublimit under the facility so that 100% of the financed assets can be REO properties.

•
DB was the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

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

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of June 30, 2016 was $1.4 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2016, an aggregate of $746.8 million was outstanding under our repurchase and loan agreements. All obligations under each of these repurchase and loan agreements are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
June 30, 2016
CS repurchase agreement due March 30, 2017	$350,000	$292,104	$171,837	$178,163
Wells repurchase agreement due September 27, 2017	750,000	725,574	399,738	350,262
Nomura loan agreement due April 16, 2017	250,000	247,528	175,182	74,818
Less: deferred debt issuance costs	—	—	(6,272)	—
	$1,350,000	$1,265,206	$740,485	$603,243

December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
Less: deferred debt issuance costs	—	—	(4,144)	—
	$1,279,944	$1,378,900	$763,369	$512,431

Under the terms of our two remaining repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage or REO assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of June 30, 2016, approximately $20.6 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

Each of the repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, both of the repurchase agreements contain customary events of default.

Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by single-family rental properties and other REO properties. The advances paid under the Nomura loan agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the such properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

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

Other secured debt

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of June 30, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $274.1 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. We repaid the notes issued under ARLP 2014-2 and terminated the securitization in March 2016.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. We repaid the notes issued under ARLP 2014-1 and terminated the securitization in March 2016.

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations during the first quarter of 2016, only the ARLP 2015-1 securitization remained in effect. The following table sets forth data with respect to these notes as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount outstanding
June 30, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$195,496
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(1,104)
		$160,392
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of June 30, 2016 during 2016:

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

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiffs filed opposition papers on May 20, 2016, and the defendants filed a reply brief in support of the motion to dismiss the amended complaint on July 11, 2016.

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016.

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

Related party transaction summary

The following table presents our significant transactions with AAMC, which is a related party ($ in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Base management fees (1)	$4,506	$4,752	$8,630	$4,752
Conversion fees (1)	544	399	946	399
Management incentive fees (1) (2)	—	—	—	14,900
Expense reimbursements (3)	357	—	357	750
Interest expense (4)	—	161	—	321
Professional fee sharing for negotiation of New AMA	—	—	—	2,000
______________

(1)	Included in management fees in the consolidated statements of operations.

(2)
Pursuant to the terms of the New AMA, the management incentive fees for the first quarter of 2015 were recalculated during the fourth quarter of 2015, and it was determined that $6.9 million was reimbursable by AAMC to us.

(3)	Included in general and administrative expenses in the consolidated statements of operations.

(4)
On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd. (“NewSource”), an insurance and reinsurance company focused on real estate related insurance products in Bermuda and a wholly owned subsidiary of AAMC. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased plus the payment of all accrued and unpaid cumulative dividends on such shares of preferred stock in the amount of $1.5 million.

No Incentive Management Fee under the New AMA was payable to AAMC during the three and six months ended June 30, 2016 because our return on invested equity capital (as defined in the New AMA) for the five quarters covered by the new AMA was below the required hurdle rate. Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of June 30, 2016, the aggregate return shortfall from the prior five quarters under the New AMA was approximately 26.89% of invested equity capital. Therefore, we must achieve a 28.64% return on invested equity capital in the third quarter of 2016 before any Incentive Management Fee will be payable to AAMC. In future quarters, return on invested equity capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

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

During the six months ended June 30, 2016, an aggregate of 1,232 shares of restricted stock were granted to a director who joined the Board on March 1, 2016 with a weighted average grant date fair value of $9.30 per share, and a former director forfeited 625 shares of restricted stock with a weighted average grant date fair value of $18.25 per share due to his departure from the Board on March 1, 2016. During the six months ended June 30, 2015, our directors were granted 9,924 shares of restricted stock with a weighted average grant date fair value of $18.25 per share.

We recorded $29 thousand and $74 thousand compensation expense related to restricted stock granted to our directors for the three and six months ended June 30, 2016, respectively. We recorded $36 thousand and $93 thousand of compensation expense related to restricted stock granted to our directors for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, we had no unrecognized share-based compensation expense. As of June 30, 2015, we had $0.2 million of unrecognized share-based compensation cost remaining with an average remaining estimated term of 0.9 years.

10. Income taxes

As a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income excluding capital gains to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification.

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

Our consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through June 30, 2016, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the three and six months ended June 30, 2016 and 2015. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of June 30, 2016 and 2015, we did not accrue interest or penalties associated with any unrecognized tax benefits during the three months ended June 30, 2016 and 2015. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three months ended June 30, 2016 and 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

11. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Numerator
Net (loss) income	$(63,528)	$13,092	$(109,186)	$25,516

Denominator
Weighted average common stock outstanding – basic	54,616,221	57,208,273	54,998,171	57,204,602
Stock options using the treasury method	—	195,420	—	198,066
Restricted stock	—	4,152	—	4,585
Weighted average common stock outstanding – diluted	54,616,221	57,407,845	54,998,171	57,407,253

(Loss) earnings per basic share	$(1.16)	$0.23	$(1.99)	$0.45
(Loss) earnings per diluted share	$(1.16)	$0.23	$(1.99)	$0.44

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Denominator (in weighted-average shares)
Stock options	153,714	—	156,365	—
Restricted stock	5,688	—	5,482	—

Effective April 1, 2015, we have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for the six months ended June 30, 2016.

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

13. Subsequent Events

Management has evaluated the impact of all events subsequent to June 30, 2016 and through the issuance of these consolidated interim financial statements. We have determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a Maryland REIT focused on acquiring, owning and managing single-family rental properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. We run a single-family rental (“SFR”) business, and we employ a diversified SFR property acquisition strategy in order to achieve that objective. In 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of single-family rental properties in order to more quickly achieve scale in our rental portfolio. We also purchase single-family residential properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. Prior to the second quarter of 2015, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans (“NPLs”). However, as market conditions evolved and the acquisition of sub-performing mortgage loans and non-performing mortgage loan pools became more competitive and higher-priced, we introduced the alternative single-family rental acquisition strategies described above. We continue to take steps to capitalize on what we believe is a tremendous opportunity to acquire high-yielding single-family homes at attractive prices to generate a steady stream of rental income. In addition, we continue to believe the current pricing of NPLs has created an excellent opportunity to sell NPLs at attractive prices.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), on which we rely to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of single-family rental properties and the ongoing management of our residential mortgage loans and real estate owned (“REO”) properties.

Altisource Portfolio Solutions S.A. (“ASPS”) provides real estate and mortgage portfolio management, asset recovery and customer relationship management services to us. Our partnership with ASPS has remained a key driver of efficiency and cost management in our model, and provides the Company with a scalable, established, nationwide property management infrastructure to support our acquisition of large numbers of single-family rental properties. Importantly, our external property management structure allows the Company to achieve scale in our single-family rental portfolio without incurring the substantial costs of developing our own nationwide property management infrastructure.

Management Overview

During the second quarter of 2016 and thereafter, we continued to pursue our objective of becoming one of the top single-family REITs serving working class American families and their communities with a view to providing robust returns on equity and long-term growth for our investors. Among others, important steps taken recently to achieve our objectives include the following:

•
We have had continued success executing upon our diversified single-family acquisition strategy and capitalizing on the compelling market opportunity to acquire high-yielding single-family homes at attractive prices. During the second quarter of 2016, we increased the size of our rental portfolio by 446 properties to bring the rental portfolio to 3,977 properties at June 30, 2016, representing an increase of 13% over the prior quarter. We have developed and employed internal proprietary models, which we believe give us an advantage in identifying and purchasing rental properties with optimal rental return metrics in areas that have attractive occupancy levels and rental margins.

We continue to identify and evaluate attractive portfolios of homes for potential acquisition from a variety of market participants. In July 2016, we entered into a non-binding letter of intent to acquire between 4,000 and 4,500 single-family rental properties from an unrelated third party, which is subject to negotiation of definitive transaction documents, due diligence, financing arrangements and other factors. This transaction, which is targeted to achieve yields similar to our current single-family rental assets, would be expected to close in the third or fourth quarter of 2016 and would utilize a substantial portion of our free cash as of the end of the second quarter. We are also considering other large single-family rental portfolio purchases available in the market. There can be no assurance that we will be able to successfully negotiate and consummate any of these potential transactions on a timely basis or at all.

•
We continued efforts to sell certain NPLs to take advantage of attractive market pricing during the second quarter of 2016, successfully completing the sale of 895 NPLs, bringing the total NPLs sold in bulk transactions to 1,973 for the first six months of 2016. We have also accelerated the sale of non-rental REO properties with 910 of such properties sold during the second quarter as compared to 686 properties sold in the first quarter of 2016, representing a 33% increase. We expect that NPL sales and non-rental REO property sales at opportune times will allow us to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we may determine.

•
Our lenders continue to support our SFR strategy. In March 2016, we increased the size of our repurchase facility with Credit Suisse (“CS”) from $275.0 million to $350.0 million, and in April 2016, we increased the size of our loan facility with Nomura Corporate Funding Americas, LLC (“Nomura”) from $200 million to $250 million and extended the facility for an additional year to April 2017.

These amendments were in addition to the amendment and restatement of our repurchase facility with Wells Fargo (“Wells”) in September 2015, which not only maintained the size of the Wells Fargo facility at $750.0 million but also increased the percentage of real estate owned (“REO”) properties that can be financed under the facility to 40% of the facility, or $300.0 million.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of single-family rental homes that we target operating at a best-in-class yield.

Portfolio Overview

Real Estate Assets

As of June 30, 2016, we owned 6,588 REO properties with an aggregate carrying value of $951.3 million, of which 5,414 were held for use and 1,174 were held for sale. Of the 5,414 REO properties held for use, 3,010 properties had been leased, 273 were listed and ready for rent and 694 were in varying stages of renovation and unit turn status. With respect to the remaining 1,437 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

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

The following table sets forth a summary of our total real estate portfolio as of June 30, 2016 ($ in thousands):

State / District	Number of Properties	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	33	$4,209	26.4
Alaska	1	148	34.0
Arizona	71	15,841	22.5
Arkansas	30	2,926	31.9
California	371	122,619	38.1
Colorado	29	7,002	32.1
Connecticut	52	9,936	57.5
Delaware	20	3,337	32.6
Florida	976	149,557	29.9
Georgia	2,136	202,759	37.2
Hawaii	4	719	35.9
Idaho	12	1,852	35.3
Illinois	357	60,066	46.9
Indiana	160	19,245	28.8
Iowa	11	1,057	52.2
Kansas	17	1,640	52.9
Kentucky	39	3,986	34.9
Louisiana	17	1,836	40.4
Maine	3	328	36.9
Maryland	349	67,588	37.2
Massachusetts	65	14,863	79.1
Michigan	57	8,146	42.9
Minnesota	29	4,527	49.7
Mississippi	9	889	28.4
Missouri	40	4,378	43.0
Montana	1	133	25.0
Nebraska	3	348	65.1
Nevada	32	5,505	21.1
New Hampshire	9	1,084	88.9
New Jersey	118	19,533	63.4
New Mexico	50	6,236	26.3
New York	72	14,350	70.9
North Carolina	375	41,781	26.7
Ohio	76	9,253	37.2
Oklahoma	15	1,600	39.8
Oregon	27	6,147	36.1
Pennsylvania	166	22,159	58.5
Rhode Island	53	6,748	85.4
South Carolina	113	14,050	23.8
South Dakota	1	95	36.0
Tennessee	55	7,301	27.8
Texas	303	39,723	33.2
Utah	31	5,132	40.3

Vermont	5	745	104.4
Virginia	68	18,518	29.9
Washington	71	15,345	40.8
West Virginia	2	303	14.8
Wisconsin	54	5,723	55.0
Total	6,588	951,266	38.3
_____________

(1)
The carrying value of an asset is based on historical cost, which generally consists of the market value at the time of acquisition plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

The following table presents the status of our real estate held for use as of the dates indicated:

	June 30, 2016	December 31, 2015
Leased	3,010	2,118
Listed and ready for rent	273	264
Renovation or unit turn	694	350
Other (1)	1,437	2,201
	5,414	4,933
_____________

(1)	Consists of properties with a status of evaluating strategy.

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

During the three and six months ended June 30, 2016, we acquired 291 and 404 residential properties, respectively, under our one-by-one acquisition program. The aggregate purchase price attributable to these acquired properties was $40.1 million.

During the three and six months ended June 30, 2015, we did not purchase any real estate assets.

Real Estate Dispositions

During the three and six months ended June 30, 2016, we sold 910 and 1,596 residential properties, respectively, and recorded $39.1 million and $68.5 million, respectively, of net realized gains on real estate.

During the three and six months ended June 30, 2015, we sold 321 and 575 residential properties, respectively, and recorded $12.4 million and $23.0 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	First Quarter 2015	Second Quarter 2015	Six months ended June 30, 2015	First Quarter 2016	Second Quarter 2016	Six months ended June 30, 2016
Real Estate Assets
Beginning	3,960	4,430	3,960	6,516	6,895	6,516
Acquisitions	—	—	—	703	291	994
Dispositions	(254)	(321)	(575)	(686)	(910)	(1,596)
Mortgage loan conversions to REO, net (1) (2)	724	687	1,411	360	308	668
Other additions	—	—	—	2	4	6
Ending	4,430	4,796	4,796	6,895	6,588	6,588
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(2)	During the six months ended June 30, 2016 and 2015, conversions to REO included 36 and 2 properties, respectively, that were previously in our mortgage loans held for sale.

Mortgage Loan Assets

As of June 30, 2016, our portfolio of mortgage loans at fair value consisted of 4,072 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.0 billion and an aggregate market value of underlying properties of $1.0 billion. We also owned 32 mortgage loans held for sale having an aggregate UPB of approximately $6.0 million and an aggregate market value of underlying properties of approximately $7.4 million as of June 30, 2016.

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

The table below provides a summary of our mortgage loans at fair value as of June 30, 2016 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	22	$2,055	$3,260	$2,787
Arizona	26	6,121	7,750	8,392
Arkansas	22	1,190	1,719	1,786
California	300	122,112	139,011	176,586
Colorado	16	2,721	2,767	4,040
Connecticut	64	13,943	18,465	19,018
Delaware	29	3,529	4,779	4,983
Dist. of Columbia	34	5,033	6,647	7,882
Florida	767	113,852	165,981	158,649
Georgia	116	12,700	17,200	17,392
Hawaii	20	8,004	9,523	10,844
Idaho	3	287	393	380
Illinois	138	19,071	29,315	26,317
Indiana	112	10,276	14,147	14,349
Iowa	5	183	311	384
Kansas	5	314	400	768
Kentucky	26	1,875	3,259	2,818
Louisiana	14	1,499	1,921	2,131
Maine	14	1,344	2,440	2,127
Maryland	235	38,110	55,567	53,418
Massachusetts	133	24,550	33,061	36,286
Michigan	21	2,234	2,780	3,492
Minnesota	18	3,516	4,035	4,935
Mississippi	11	1,040	1,518	1,531
Missouri	31	1,868	2,700	2,798
Montana	1	184	254	280
Nebraska	2	120	220	175
Nevada	77	14,582	24,520	19,917
New Hampshire	4	840	1,141	1,131
New Jersey	473	70,721	124,866	101,206
New Mexico	66	6,279	8,386	8,868
New York	432	102,455	131,989	144,920
North Carolina	68	6,673	8,672	9,180
North Dakota	1	97	123	144
Ohio	39	3,415	5,190	5,334
Oklahoma	13	1,854	2,376	2,428
Oregon	38	8,349	10,843	11,726
Pennsylvania	106	11,043	16,647	16,274
Puerto Rico	1	88	189	175
Rhode Island	24	2,706	4,891	4,022
South Carolina	80	8,044	11,079	11,252
Tennessee	30	4,445	5,005	6,256
Texas	192	22,588	22,550	33,201
Utah	17	3,517	3,937	4,803
Vermont	3	314	463	437
Virginia	22	5,008	6,298	6,669

Washington	174	34,457	40,377	45,350
West Virginia	1	59	126	85
Wisconsin	26	2,180	3,426	3,270
Total mortgage loans at fair value	4,072	$707,445	$962,517	$1,001,196
_____________

(1)
Market value is based on the most recent BPO provided to us by the applicable seller for each property in the respective portfolio as of its cut-off date or an updated BPO received since the acquisition was completed.

Mortgage Loan Resolutions and Dispositions

During the three and six months ended June 30, 2016, we resolved 122 and 291 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $8.2 million and $20.9 million, respectively, of net realized gains on mortgage loans.

During the three and six months ended June 30, 2015, we resolved 270 and 420 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $19.3 million and $34.7 million, respectively, of net realized gains on mortgage loans.

During the three and six months ended June 30, 2016, we sold 895 and 1,973, respectively, of our mortgage loans held for sale to a third party purchaser. In connection with this sale, we recorded $16.0 million and $50.1 million, respectively, of net realized gains on mortgage loans held for sale.

During the three and six months ended June 30, 2015, we did not sell any mortgage loans.

From inception through June 30, 2016, we converted an aggregate of 6,983 mortgage loans at fair value and 58 mortgage loans held for sale into REO properties and resolved an aggregate of 1,936 mortgage loans at fair value and 49 mortgage loans held for sale through short sale, refinancing or other liquidation events.

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

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	First Quarter 2015	Second Quarter 2015	Six months ended June 30, 2015	First Quarter 2016	Second Quarter 2016	Six months ended June 30, 2016
Mortgage Loans at Fair Value (1)
Beginning	10,963	10,089	10,963	5,739	5,397	5,739
Resolutions	(150)	(268)	(418)	(169)	(122)	(291)
Transferred to held for sale	—	—	—	—	(895)	(895)
Reversion from held for sale	—	—	—	187	—	187
Mortgage loan conversions to REO, net (2)	(724)	(687)	(1,411)	(360)	(308)	(668)
Ending	10,089	9,134	9,134	5,397	4,072	4,072
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

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

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as change in unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; inadequacy of documents necessary to foreclose; bankruptcy proceedings initiated by borrowers; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and which place additional pressure and/or delays on the judicial and administrative proceedings.

iv.
Change in unrealized gains from the change in fair value of loans. After our NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As a greater number of our REO properties are renovated and deemed suitable for rental and as the number of our acquired assets that are REO properties to be held for rent increases, we expect a greater portion of our revenues will be rental revenues. For the NPLs we have acquired to date, the average number of days to determine whether a property met our rental profile was 212 days for the 171 properties on which renovations began during 2016. The average renovation expense was $21,149 per property for 891 renovations completed during 2016, the average number of days between commencement of renovation and listing of the property for rent was 61 days for 171 properties for which renovation began during 2016, and the average number of days from listing to leasing a property was 24 days for 370 properties listed in 2016. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses, or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly. Our occupancy rate at June 30, 2016 was 92%. Our rental properties had an average annual rental rate of $13,023 per home for the 3,010 properties that were leased at June 30, 2016.

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

Expenses

Our expenses primarily consisted of rental property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses and expense reimbursement as well as fees to our Manager under the asset management agreement with AAMC dated December 21, 2012 (the “Original AMA”) or the asset management agreement with AAMC dated March 31, 2015 (the “New AMA”), as applicable. Rental property operating expenses are expenses associated with our ownership and operation of rental properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimate for the costs to be incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Under the Original AMA, expense reimbursement consisted primarily of employee salaries of AAMC in direct correlation to the services they provided on our behalf and other personnel costs and corporate overhead. Under the New AMA, there are no general expense or salary reimbursements other than those attributable to the Company’s dedicated General Counsel and Secretary. Our General Counsel and Secretary is paid by a subsidiary of AAMC, but his entire compensation and benefits are reimbursed by us. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Under the Original AMA, fees to our Manager we based on the amount of cash available for distribution to our stockholders for each period. Under the New AMA, the management fees we pay to AAMC are based on a combination of a percentage of our invested equity capital, a conversion fee for assets that convert to single-family rentals during each period and our return on invested equity capital. The percentage payment on each of these metrics will vary based on our number of leased properties.

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

In the third quarter of 2015, we also commenced efforts to sell certain NPLs to take advantage of attractive market pricing and evolving market conditions. NPL sales are expected to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. Since then, we have opportunistically sold 2,745 mortgage loans to unaffiliated third parties. We may market additional NPLs in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate the Company’s strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Resolution of Loans

For the NPLs that we continue to acquire and hold, our preferred resolution methodology has been to modify them. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the estimated value of the underlying property, potentially generating attractive returns for us.

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

A portion of our residential mortgage loans become REO either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, we mark the properties to the most recent market value and recognize the net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value, which is based on BPOs. The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the already overburdened judicial and administrative proceedings.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2016 versus the three and six months ended June 30, 2015. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and six months ended June 30, 2016 versus three and six months ended June 30, 2015

Rental revenues

Rental revenues increased to $8.6 million and $14.7 million for the three and six months ended June 30, 2016, respectively, compared to $2.1 million and $3.5 million for the three and six months ended June 30, 2015, respectively. The number of leased properties increased to 3,010 at June 30, 2016 from 777 at June 30, 2015, primarily due to our addition of diversified acquisition activities beginning in the third quarter of 2015. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one or two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets, our ability to manage maintenance and repair costs and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Our change in unrealized gain on mortgage loans was $(71.7) million and $(114.2) million for the three and six months ended June 30, 2016, respectively, compared to $42.2 million and $103.3 million for the three and six months ended June 30, 2015, respectively. These changes were primarily due to the reclassification of net realized gains on the resolution of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion as the total mortgage loan portfolio has decreased by approximately 59% since June 30, 2015. This decline was further emphasized by the fact that we have not purchased any portfolios of mortgage loans since December 2014, which led to fewer loans available for conversion to REO. The change in unrealized gains for the three and six months ended June 30, 2016 and three and six months ended June 30, 2015 can be categorized into the following three components:

•
First, we recognized an aggregate of $12.5 million and $24.1 million in unrealized gains upon conversion of mortgage loans to REO for the three and six months ended June 30, 2016, respectively, compared to $24.2 million and $51.3 million for the three and six months ended June 30, 2015, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and six months ended June 30, 2016, we converted a net of 308 and 668 mortgage loans to REO status compared to a net of 687 and 1,411 mortgage loans converted to REO status during the three and six months ended June 30, 2015, respectively; and

•
Second, we recognized an aggregate change in unrealized gains of $(1.6) million and $22.7 million from the net change in the fair value of loans for the three and six months ended June 30, 2016 compared to an increase in fair value of $40.5 million and $92.8 million during the three and six months ended June 30, 2015, respectively. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the three and six months ended June 30, 2016, the fair value of our mortgage loans was impacted primarily by reductions in the assumed annual change in home pricing index, increased estimated servicing costs and reduced loan resolution timeline assumptions relative to the same periods of 2015; and

•
Third, we reclassified an aggregate of $82.6 million and $161.0 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the three and six months ended June 30, 2016, respectively. This compares to an aggregate of $22.5 million and $40.8 million reclassified from unrealized gains on mortgage loans to realized gains for the three and six months ended June 30, 2015, respectively.

Through the resolution and sale of NPLs during the first six months of 2016, our portfolio of mortgage loans at fair value has decreased from 5,739 loans at December 31, 2015 to 4,072 loans at June 30, 2016. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $8.2 million for the three months ended June 30, 2016 from $19.3 million for the three months ended June 30, 2015 principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 122 mortgage loans in the three months ended June 30, 2016 as compared to our resolution of 270 mortgage loans in the three months ended June 30, 2015, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gains on mortgage loans decreased to $20.9 million for the six months ended June 30, 2016 from $34.7 million for the six months ended June 30, 2015 principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 291 mortgage loans in the six months ended June 30, 2016 as compared to our resolution of 420 mortgage loans in the six months ended June 30, 2015, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale increased to $16.0 million for the three months ended June 30, 2016 from $0.3 million for the three months ended June 30, 2015. This increase was principally due to the sale of 895 loans during the three months ended June 30, 2016 compared to resolutions of three re-performing loans during the three months ended June 30, 2015.

Net realized gains on mortgage loans held for sale increased to $50.1 million for the six months ended June 30, 2016 from $0.4 million for the six months ended June 30, 2015. This increase was principally due to the sale of 1,973 loans during the six months ended June 30, 2016 compared to resolutions of six re-performing loans during the six months ended June 30, 2015.

Net realized gain on real estate

Net realized gains on real estate increased to $39.1 million for the three months ended June 30, 2016 from $12.4 million for the three months ended June 30, 2015. This increase was principally due to realized gains recognized on increased disposition of REO properties during the quarter of 910 properties from 321 properties, respectively.

Net realized gains on real estate increased to $68.5 million for the six months ended June 30, 2016 from $23.0 million for the six months ended June 30, 2015. This increase was principally due realized gains recognized on increased disposition of REO properties during 2016 of 1,596 properties from 575 properties, respectively.

Interest income

Interest income decreased to $104 thousand from $240 thousand for the three months ended June 30, 2016 and 2015, respectively, primarily due to accretion of interest income with respect to the re-performing loans acquired in June 2014 declining to $35 thousand from $237 thousand, respectively, for the same periods as a result of sales and resolutions of our re-performing loan portfolio. This decrease was partially offset by interest income on bank balances of $69 thousand for the three months ended June 30, 2016 compared to a nominal amount for the three months ended June 30, 2015, principally due to higher average bank balances during 2016.

Interest income decreased to $216 thousand from $480 thousand for the six months ended June 30, 2016 and 2015, respectively, primarily due to accretion of interest income with respect to the re-performing loans acquired in June 2014 declining to $72 thousand from $469 thousand, respectively, for the same periods as a result of sales and resolutions of our re-performing loan portfolio. This decrease was partially offset by interest income on bank balances of $144 thousand for the six months ended June 30, 2016 compared to a nominal amount for the six months ended June 30, 2015, principally due to higher average bank balances during 2016.

Residential property operating expenses

We incurred $18.0 million and $36.2 million of residential property operating expenses for the three and six months ended June 30, 2016, respectively, compared to $16.9 million and $29.3 million for the three and six months ended June 30, 2015, respectively. At June 30, 2016, we had 6,588 total REO properties, of which 3,010 were leased, compared to 4,796 REO properties, of which 777 were leased, at June 30, 2015. Generally, we expect to incur increasing residential property operating expenses as we convert more mortgage loans to and/or acquire more residential properties. However, we expect this increase arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $4.0 million and $7.6 million of real estate depreciation and amortization for the three and six months ended June 30, 2016, respectively, compared to $1.3 million and $2.3 million for the three and six months ended June 30, 2015, respectively, due primarily to growth in our rental portfolio to 3,977 properties at June 30, 2016 from 984 properties at June 30, 2015. We expect to incur increasing real estate depreciation and amortization as we convert more mortgage loans to, and own more, residential rental properties. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Acquisition fees and costs

We incurred $1.5 million and $3.1 million of acquisition fees and costs for the three and six months ended June 30, 2016, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2015, respectively, due primarily to increased rental property acquisition activity during 2016.

Selling costs and impairment

Real estate selling costs of REO held for sale were $4.9 million and $16.6 million for the three and six months ended June 30, 2016, respectively, compared to $3.2 million and $13.8 million for the three and six months ended June 30, 2015, respectively. We recognized $5.9 million and $20.8 million REO valuation impairment for the three and six months ended June 30, 2016, respectively, compared to $5.6 million and $9.7 million for the three and six months ended June 30, 2015, respectively. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in fair value is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $8.4 million and $20.2 million of mortgage loan servicing costs, primarily for servicing fees, foreclosure fees and advances of residential property insurance for the three and six months ended June 30, 2016, respectively, compared to $16.2 million and $34.5 million for the three and six months ended June 30, 2015, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense related to borrowings under our repurchase and loan facilities (including amortization of deferred debt issuance costs) decreased to $10.5 million from $13.4 million for the three months ended June 30, 2016 and 2015, respectively. This decrease is primarily due to a decline in average borrowings and a reduction in the interest rate upon renewal of one of our financing arrangements in 2016, partially offset by a general increase in market rates.

Interest expense increased to $26.9 million from $25.0 million for the six months ended June 30, 2016 and 2015, respectively. This increase is primarily due to accelerated amortization of deferred costs related to two securitizations that were collapsed during the first quarter of 2016 and a general increase in market rates, partially offset by a decline in average borrowings and and a reduction in the interest rate upon renewal of one of our financing arrangements in 2016.

The interest rates under our repurchase and loan facilities are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased to $3.6 million from $1.1 million for the three months ended June 30, 2016 and 2015, respectively, primarily due to increased legal and professional costs related to a proxy contest during 2016, reimbursements to AAMC of out-of-pocket expenses during the second quarter of 2016 and the reversal of $1.5 million of legal reserves during the second quarter of 2015.

General and administrative expenses increased to $6.6 million from $6.2 million for the six months ended June 30, 2016 and 2015, respectively. The increases in general and administrative expenses are primarily due to increased legal and professional costs related to a proxy contest during the first and second quarters of 2016.

Management fees

We incurred $5.1 million and $9.6 million of management fees for the three and six months ended June 30, 2016, respectively, compared to $5.2 million and $20.1 million for the three and six months ended June 30, 2015, respectively. These expenses included $4.5 million and $8.6 million in Base Management Fees and $0.5 million and $0.9 million in Conversion Fees for the three and six months ended June 30, 2016, respectively, that were due to AAMC under the New AMA. During the six months ended June 30, 2015, we recognized Base Management Fees of $4.8 million and Conversion Fees of $0.4 million related to the second quarter of 2015 under the New AMA as well as $14.9 million in management incentive fees (of which $6.9 million was determined to be reimbursable during the fourth quarter of 2015) and $0.8 million of expense reimbursements for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business for the first quarter of 2015 that was due to AAMC under the Original AMA.

Other (expense) income

We recognized $750 thousand of other expense during the three and six months ended June 30, 2016 related to the settlement of a proxy contest. We recognized $2.0 million of other income received from AAMC during six months ended June 30, 2015 pursuant to a professional fee sharing arrangement for negotiation of the New AMA.

Liquidity and capital resources

As of June 30, 2016, we had cash and cash equivalents of $228.3 million compared to $116.7 million as of December 31, 2015. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

To date, we have completed the three public equity offerings and have established the following credit facilities and securitization transactions:

Repurchase Facilities and Loan Agreement

We had entered into three separate repurchase agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans in our portfolio. In March 2016, our repurchase agreement with Deutsche Bank (“DB”) expired pursuant to its terms and is no longer outstanding. Therefore, at June 30, 2016, we were party to two repurchase agreements and one loan agreement. The maximum aggregate funding available under these repurchase agreements initially was $425.0 million. In addition, we entered into a loan agreement Nomura Corporate Funding Americas, LLC (“Nomura”) for the purpose of financing our beneficial ownership of REO properties. The maximum aggregate funding available under this loan agreement was $100.0 million. A description of each agreement follows below:

Each of our repurchase agreements and the Nomura loan agreement is described below:

•
CS is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014 and 2015, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $275.0 million on December 31, 2015 with a maturity date of April 18, 2016. On March 31, 2016, we entered into an amended and restated repurchase agreement with CS that increased our aggregate borrowing capacity to $350.0 million, extended the maturity date to March 30, 2017 and removed the REO sublimit under the facility so that 100% of the financed assets can be REO properties.

•
DB was the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon the expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

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

Under the terms of our two remaining repurchase agreements, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage or REO assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

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

As amended, the two remaining repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement, for the purpose of determining whether such borrowing is adequately collateralized. As of June 30, 2016, the weighted average contractual haircut applicable to the REO properties and mortgage loans that serve as collateral for our outstanding repurchase agreements was 9.9%. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase agreements and the Nomura loan agreement from December 31, 2015 to June 30, 2016 relate in part to amounts paid down with the proceeds from the sale of secured notes issued in connection with our securitizations. Our overall advance rate under the repurchase agreements and the Nomura loan agreement increased from 55.7% at December 31, 2015 to 56.2% at June 30, 2016 primarily due changes in the fair value of the underlying collateral. We do not collateralize any of our repurchase facilities with cash.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of single-family rental properties and other REO properties. These obligations are fully guaranteed pursuant to a guarantee made by us in favor of Nomura. The Nomura loan agreement terminates on April 16, 2017. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by single-family rental properties and other REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of June 30, 2016 was $250.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

The advances paid under the Nomura loan agreement with respect to applicable properties from time to time will be based on a percentage of the market value of the such properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

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

The following table sets forth data with respect to our repurchase agreements and the Nomura loan agreement as of and for the three months ended June 30, 2016, December 31, 2015 and June 30, 2015 ($ in thousands):

	Three months ended June 30, 2016	Three months ended December 31, 2015	Three months ended June 30, 2015
Balance at end of period	$746,757	$767,513	$810,236
Maximum month end balance outstanding during the period	846,878	953,586	972,242
Weighted average quarterly balance	831,339	882,874	949,196
Amount of available funding at end of period	603,243	512,431	227,817

Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly-owned by our operating partnership with a federally-chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of June 30, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $274.1 million.

On November 25, 2014, we completed a securitization transaction in which ARLP 2014-2 issued $270.8 million in ARLP 2014-2 Class A Notes with a weighted yield of approximately 3.85% and $234.0 million in ARLP 2014-2 Class M Notes. We repaid the notes issued under ARLP 2014-2 and terminated the securitization in March 2016.

On September 25, 2014, we completed a securitization transaction in which ARLP 2014-1 issued $150.0 million in ARLP 2014-1 Class A Notes with a weighted yield of approximately 3.47% and $32.0 million in ARLP 2014-1 Class M Notes with a weighted yield of 4.25%. We repaid the notes issued under ARLP 2014-1 and terminated the securitization in March 2016.

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations during the first quarter of 2016, only the ARLP 2015-1 securitization remained in force. The following table sets forth data with respect to these notes as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
June 30, 2016
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$195,496
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(1,104)
		$160,392
December 31, 2015:
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

Acquisitions of Residential Rental Properties

As described in “–Management Overview,” in July 2016, we entered into a non-binding letter of intent to acquire between 4,000 and 4,500 single-family rental properties from an unrelated third party, which is subject to negotiation of definitive transaction documents, due diligence, financing arrangements and other factors. This transaction, which is targeted to achieve yields similar to our current single-family rental assets, would be expected to close in the third or fourth quarter of 2016 and would utilize a substantial portion of our free cash as of the end of the second quarter. We are also considering other large single-family rental portfolio purchases available in the market. There can be no assurance that we will be able to successfully negotiate and consummate any of these potential transactions on a timely basis or at all.

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At June 30, 2016, a total of $37.5 million in shares of our common stock have been repurchased under this authorization, including $12.5 million in common stock repurchased during the first six months of 2016. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Six months ended June 30, 2016	Six months ended June 30, 2015	Change
Net cash used in operating activities	$(64,620)	$(119,553)	$54,933
Net cash provided by investing activities	582,660	154,998	427,662
Net cash used in financing activities	(406,401)	(31,109)	(375,292)
Total cash flows	$111,639	$4,336	$107,303

Net cash used in operating activities for the six months ended June 30, 2016 consisted primarily of net loss for the period and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans, the accelerated amortization of deferred debt issuance costs in conjunction with our repayment of notes issued by the ARLP 2014-1 and ARLP 2014-2 securitizations and net changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2015 consisted primarily of gains on our mortgage loans and real estate and changes in operating assets and liabilities, partially offset by net income.

Net cash provided by investing activities for the six months ended June 30, 2016 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations. Net cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of mortgage loan resolutions and dispositions and dispositions of real estate.

Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of repayments of the notes issued under the ARLP 2014-1 and ARLP 2014-2 securitizations, net repayments of repurchase and loan facilities, repurchases of common stock and the payment of dividends. Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of net proceeds of secured debt and payment of dividends, partially offset by net repayments of repurchase agreements.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities and our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical accounting judgments” in our annual report on Form 10-K for the year ended December 31, 2015.

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

We currently borrow funds at variable rates using secured financings. At June 30, 2016, we had $746.8 million of variable rate debt outstanding not protected by interest rate hedge contracts. The estimated aggregate fair market value of this debt was $746.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.5 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, management reported a material weakness over the review of assumptions used to determine the fair value of mortgage loans. In an effort to remediate this internal control deficiency, during the fourth quarter of 2015 and the first six months of 2016, we have designed, documented and implemented additional control procedures related to the review of the assumptions utilized in the Company's determination of the fair value of the mortgage loans. As of June 30, 2016, we have determined that such additional controls effectively remediate the material weakness described above.

Except as described above, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of June 30, 2016 during 2016:

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

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiffs filed opposition papers on May 20, 2016, and the defendants filed a reply brief in support of the motion to dismiss the amended complaint on July 11, 2016.

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. During the second quarter of 2016, we repurchased an aggregate of 893,104 shares of our common stock for an aggregate purchase price of approximately $2.5 million. At June 30, 2016, following such repurchases, we have remaining approximately $62.5 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as shares available for future issuance and will be available for general corporate purposes. Below is a summary of our stock repurchases for the quarter ending June 30, 2016 (dollars in thousands except price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
April 2016	—	$—	2,538,179	$64,999
May 2016	149,078	10.38	2,687,257	63,452
June 2016	92,346	10.37	2,779,603	62,495
Quarter ended June 30, 2016	241,424	10.38	2,779,603	62,495
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On August 5, 2016, Kenneth D. Najour, who had stepped down as our Chief Accounting Officer in May 2016, terminated his employment with AAMC.

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
10.1
Amended and Restated Loan and Security Agreement dated April 7, 2016 between Nomura Corporate Funding Americas, LLC; ARLP REO I, LLC; ARLP REO II, LLC; ARLP REO III, LLC; ARLP REO IV, LLC; ARLP REO V, LLC; ARLP REO VI, LLC; ARLP REO VII, LLC; ARLP REO 400, LLC and ARLP REO 500, LLC (incorporated by reference to the registrant's Current Report on Form 8-K filed on April 7, 2016).

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

Altisource Residential Corporation
Date:	August 8, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer