Form 10-Q
period 2016-09-30
Altisource Residential Corp
filed 2016-11-07
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 28, 2016, 53,869,642 shares of our common stock were outstanding.

Altisource Residential Corporation
September 30, 2016

i

References in this report to “we,” “our,” “us” or the “Company” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “ASPS” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets on favorable terms;

•	the impact of changes to the supply of, value of and the returns on single-family rental and mortgage assets;

•	our ability to acquire single-family rental properties or convert residential mortgage loans to rental properties and generate attractive returns;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rentals;

•	our ability to successfully integrate Main Street Renewal LLC as an additional property manager for our single-family rentals;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS to effectively perform its obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this quarterly report on Form 10-Q and “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2015.

ii

Part I

Item 1. Financial Statements (Unaudited)

Certain information contained herein is presented as of October 28, 2016, which we have concluded is the latest practicable date for financial information prior to the filing of this quarterly report.

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Real estate held for use:
Land	$213,174	$56,346
Rental residential properties (net of accumulated depreciation of $17,615 and $7,127, respectively)	866,903	224,040
Real estate owned	326,358	455,483
Total real estate held for use, net	1,406,435	735,869
Real estate assets held for sale	169,841	250,557
Mortgage loans at fair value	628,304	960,534
Mortgage loans held for sale	4,038	317,336
Cash and cash equivalents	56,890	116,702
Restricted cash	23,382	20,566
Accounts receivable, net	27,839	45,903
Related party receivables	—	2,180
Prepaid expenses and other assets	14,372	1,126
Total assets	$2,331,101	$2,450,773

Liabilities:
Repurchase and loan agreements	$1,182,677	$763,369
Other secured borrowings	156,986	502,599
Accounts payable and accrued liabilities	52,114	32,448
Related party payables	4,926	—
Total liabilities	1,396,703	1,298,416

Commitments and contingencies (Note 7)

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,869,642 shares issued and outstanding as of September 30, 2016 and 55,581,005 shares issued and outstanding as of December 31, 2015	539	556
Additional paid-in capital	1,184,174	1,202,418
Accumulated deficit	(250,315)	(50,617)
Total equity	934,398	1,152,357
Total liabilities and equity	$2,331,101	$2,450,773

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Revenues:
Rental revenues	$9,590	$4,021	$24,242	$7,561
Change in unrealized gain on mortgage loans	(41,152)	27,499	(155,306)	130,842
Net realized gain on mortgage loans	9,428	12,874	30,340	47,528
Net realized gain on mortgage loans held for sale	19	100	50,166	505
Net realized gain on real estate	26,307	13,914	94,833	36,926
Interest income	209	115	425	595
Total revenues	4,401	58,523	44,700	223,957
Expenses:
Residential property operating expenses	15,011	16,574	51,215	45,890
Real estate depreciation and amortization	5,149	2,050	12,790	4,392
Acquisition fees and costs	5,202	861	8,306	1,738
Selling costs and impairment	11,570	10,705	50,003	34,235
Mortgage loan servicing costs	7,792	13,477	27,960	47,989
Interest expense	10,174	14,436	37,060	39,477
General and administrative	2,500	2,286	9,100	8,509
Management fees	4,658	4,988	14,234	25,039
Total expenses	62,056	65,377	210,668	207,269
Other income (expense)	—	1,518	(750)	3,518
(Loss) income before income taxes	(57,655)	(5,336)	(166,718)	20,206
Income tax (benefit) expense	(17)	27	106	53
Net (loss) income	$(57,638)	$(5,363)	$(166,824)	$20,153

(Loss) earnings per share of common stock - basic:
(Loss) earnings per basic share	$(1.06)	$(0.09)	$(3.05)	$0.35
Weighted average common stock outstanding - basic	54,178,129	57,056,625	54,722,828	57,154,734
(Loss) earnings per share of common stock - diluted:
(Loss) earnings per diluted share	$(1.06)	$(0.09)	$(3.05)	$0.35
Weighted average common stock outstanding - diluted	54,178,129	57,056,625	54,722,828	57,351,014

Dividends declared per common share	$0.15	$0.55	$0.60	$1.73

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount

December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Issuance of common stock, including stock option exercises	18,707	—	30	—	30
Repurchases of common stock	(1,730,070)	(17)	(18,767)	—	(18,784)
Dividends on common stock ($0.60 per share)	—	—	—	(32,874)	(32,874)
Share-based compensation	—	—	493	—	493
Net loss	—	—	—	(166,824)	(166,824)
September 30, 2016	53,869,642	$539	$1,184,174	$(250,315)	$934,398

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Number of Shares	Amount

December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911
Issuance of common stock, including stock option exercises	33,034	—	104	—	104
Repurchases of common stock	(1,234,393)	(12)	(19,971)	—	(19,983)
Dividends on common stock ($1.73 per share)	—	—	—	(98,302)	(98,302)
Share-based compensation	—	—	139	—	139
Net income	—	—	—	20,153	20,153
September 30, 2015	55,990,853	$560	$1,207,363	$21,099	$1,229,022

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Operating activities:
Net (loss) income	$(166,824)	$20,153
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in unrealized gain on mortgage loans	155,306	(130,842)
Net realized gain on mortgage loans	(30,340)	(47,528)
Net realized gain on mortgage loans held for sale	(50,166)	(505)
Net realized gain on real estate	(94,833)	(36,926)
Real estate depreciation and amortization	12,790	4,392
Selling costs and impairment	50,003	34,235
Accretion of interest on re-performing mortgage loans	(107)	(581)
Share-based compensation	493	139
Amortization of deferred financing costs	8,840	4,271
Changes in operating assets and liabilities:
Accounts receivable, net	6,612	(1,746)
Related party receivables	2,180	—
Deferred leasing costs	(69)	(1,287)
Prepaid expenses and other assets	(4,729)	(22)
Accounts payable and accrued liabilities	19,031	15,584
Related party payables	4,926	(22,444)
Net cash used in operating activities	(86,887)	(163,107)
Investing activities:
Investment in real estate	(291,688)	(111,423)
Investment in renovations	(38,334)	(15,936)
Real estate tax advances	(7,791)	(18,438)
Mortgage loan resolutions and dispositions	508,712	190,146
Mortgage loan payments	16,438	19,268
Disposition of real estate	315,973	119,368
Investment in derivative financial instrument	(55)	—
Disposition of preferred stock of affiliate	—	18,000
Change in restricted cash	(2,816)	(12,229)
Net cash provided by investing activities	500,439	188,756
Financing activities:
Issuance of common stock, including stock option exercises	51	204
Payment of tax withholdings on exercise of stock options	(21)	(100)
Repurchases of common stock	(18,784)	(19,983)
Dividends on common stock	(30,206)	(67,685)
Proceeds from the issuance of other secured debt	—	221,691
Repayments of other secured debt	(348,565)	(32,298)
Proceeds from repurchase and loan agreements	392,506	285,967
Repayments of repurchase and loan agreements	(460,025)	(386,480)
Payment of deferred financing costs	(8,320)	(9,250)
Net cash used in financing activities	(473,364)	(7,934)
Net (decrease) increase in cash and cash equivalents	(59,812)	17,715
Cash and cash equivalents as of beginning of the period	116,702	66,166
Cash and cash equivalents as of end of the period	$56,890	$83,881

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,983	$34,879
Income taxes paid	180	—
Seller financing of assets acquired	489,259	—
Transfer of mortgage loans to real estate owned, net	168,395	359,378
Transfer of mortgage loans at fair value to mortgage loans held for sale, net	101,201	250,346
Changes in accrued capital expenditures	(1,695)	164
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(157)	2,550
Changes in receivables from real estate owned dispositions	(11,295)	1,949
Dividends declared but not paid	8,226	30,617

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

1. Organization and basis of presentation

Altisource Residential Corporation is a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. On December 21, 2012, we became a stand-alone publicly traded company with an initial capital contribution of $100 million.

We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries.

We employ a diversified SFR property acquisition strategy that includes acquiring portfolios of SFR properties and purchasing SFR properties on a one-by-one basis from the Multiple Listing Service and alternative listing sources. Initially, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans (“NPLs”). However, as market conditions evolved and the acquisition of NPL pools became more competitive and higher-priced, we introduced the alternative SFR property acquisition strategies described above. In the third quarter of 2015, we commenced the disposition of certain NPLs and, as of September 30, 2016, we had disposed of a substantial portion of our NPL portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees; therefore, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of single-family rental properties and the ongoing management of our residential mortgage loans and real estate owned (“REO”) properties. See Note 8 for a description of this related party relationship.

We have property management contracts with two separate third-party service providers to provide to us, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. We also have servicing agreements with two separate mortgage loan servicers for the remaining mortgage loans in our portfolio.

Basis of presentation and use of estimates

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by the Securities and Exchange Commission (“SEC”) rules and regulations. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

Certain prior year amounts have been reclassified for consistency with the current period presentation, including acquisition fees and costs within our consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

Our financial statements include the accounts of our wholly owned subsidiaries as well as the variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions upon consolidation.

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

Repurchases of common stock

During the first quarter of 2016, we determined that the 1,645,075 shares of common stock we repurchased during the last six months of 2015 should have been classified within the consolidated financial statements as of and for the year ended December 31, 2015 as a reduction to common stock, for the par amount of the common stock, and to additional paid-in capital, for the amount paid in excess of par, and that such repurchased shares should be included as shares unissued. We previously classified common shares repurchased as treasury stock. The accompanying consolidated balance sheet as of December 31, 2015 and the related balances within our consolidated statement of stockholders' equity for the nine months ended September 30, 2016 have been corrected to eliminate treasury stock of $25.0 million and reduce common stock and additional paid-in capital by an equivalent amount in the aggregate, resulting in no change in total equity as of December 31, 2015. The previously reported consolidated statements of operations and cash flows were not impacted.

Deferred debt issuance costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

Our application of ASU 2015-03 represents a change in accounting principle and has been applied retrospectively, which resulted in i) a reclassification of the deferred debt issuance cost component of our deferred leasing and financing costs to repurchase and loan agreements and other secured borrowings and ii) a reclassification of deferred leasing costs component of our deferred leasing and financing costs to prepaid expenses and other assets in our consolidated balance sheets.

The following table represents the effect of the reclassification prior period balances as a result of this adoption ($ in thousands):

	December 31, 2015
	As Previously Reported	Adjustments	Current Presentation
Assets:
Deferred leasing and financing costs (1)	$7,886	$(7,886)	$—
Prepaid expenses and other assets (1)	415	711	1,126
Liabilities:
Repurchase and loan agreements	767,513	(4,144)	763,369
Other secured borrowings	505,630	(3,031)	502,599
____________

(1)	Upon adoption of ASU 2015-03, we reclassified our deferred leasing costs to prepaid expenses and other assets.

Recently issued accounting standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. We do not expect the impact of adopting this standard to have a material impact on our consolidated financial statements.

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

2. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On September 30, 2016, we acquired a portfolio of 4,262 single-family residential properties located in 14 states for an aggregate purchase price of $652.3 million in two separate seller-financed transactions. The properties were acquired from two separate investment funds sponsored by Amherst Holdings, LLC (“Amherst”), neither of which is a related party to us. In the first transaction, ARLP acquired 3,868 of the 4,262 properties through our entry into a Membership Interest Purchase and Sale Agreement (the “MIPA”) with MSR I, L.P. (“MSR I”). Pursuant to the MIPA, ARLP acquired from MSR I 100% of the membership interests of HOME SFR Equity Owner, LLC (“HOME Equity”), a newly formed special purpose entity and sole equity owner of HOME SFR Borrower, LLC (“HOME Borrower”), which owned the 3,868 single-family residential properties. Following the consummation of the transaction, HOME Equity and HOME Borrower became indirect, wholly owned subsidiaries of the Company. In the second transaction, ALRP entered into a Purchase and Sale Agreement (the “PSA”) with Firebird SFE I, LLC. Pursuant to the PSA, HOME Borrower, as assignee from ARLP, acquired the remaining 394 of the 4,262 properties. We refer to these acquisitions, collectively, as the “HOME SFR Transaction.”

We recognized acquisition fees and costs related to the HOME SFR Transaction of $3.9 million. The value of in-place leases was estimated at $9.8 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of date of the HOME SFR Transaction.

We recognized $163 thousand in revenues and $59 thousand in earnings related to the HOME SFR Transaction in our consolidated statements of operations for the three and nine months ended September 30, 2016.

The preliminary allocation of the purchase price is based upon the estimated fair values of the assets acquired and is subject to change during the measurement period. The purchase price allocation is preliminary as we are in the process of finalizing the valuation. The following table sets forth the preliminary allocation of the estimated fair value of the assets acquired as well as the source of funds related to the HOME SFR Transaction ($ in thousands):

Estimated fair value of assets acquired:
Land	$123,857
Rental residential properties	499,785
Real estate owned	18,895
Prepaid expenses and other assets (1)	9,809
Total preliminary allocation of purchase price	$652,346

Source of funds:
Cash on hand	$163,087
Debt financing (Note 6)	489,259
Total purchase price	$652,346
________

(1)	Represent estimated lease-in-place intangible asset.

On March 30, 2016, we completed the acquisition of 590 single-family residential properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of seven months as of the acquisition date.

On August 18, 2015, we completed our acquisition of 1,314 single-family rental properties located in the Atlanta, Georgia market from an unrelated third party for an aggregate purchase price of approximately $111.4 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $1.6 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of seven months as of the acquisition date.

During the three and nine months ended September 30, 2016, we acquired 238 and 642 residential properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $24.6 million and $64.7 million, respectively.

During the three and nine months ended September 30, 2015, we acquired 10 residential properties under our one-by-one acquisition program for an aggregate purchase price of $1.1 million.

Supplemental pro forma financial information (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HOME SFR Transaction occurred on January 1, 2015 as follows ($ in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unaudited pro forma revenues	$18,711	$70,905	$86,021	$257,908
Unaudited pro forma net loss	$(59,717)	$(10,611)	$(173,562)	$(2,317)
Loss per basic common share	$(1.10)	$(0.19)	$(3.17)	$(0.04)
Weighted average common stock outstanding - diluted	54,178,129	57,056,625	54,722,828	57,154,734
Loss per diluted common share	$(1.10)	$(0.19)	$(3.17)	$(0.04)
Weighted average common stock outstanding - diluted	54,178,129	57,056,625	54,722,828	57,154,734

The following table presents the adjustments included for each period ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues from consolidated statement of operations	$4,401	$58,523	$44,700	$223,957
Add: historical revenues of acquired properties not reflected in consolidated statement of operations	14,310	12,382	41,321	33,951
Unaudited pro forma revenues	$18,711	$70,905	$86,021	$257,908

Net (loss) income from consolidated statement of operations	$(57,638)	$(5,363)	$(166,824)	$20,153
Plus: historical net income of acquired properties not reflected in consolidated statement of operations	8,416	7,597	25,566	20,157
Less: pro forma depreciation and amortization	(5,157)	(6,558)	(15,472)	(25,281)
Less: pro forma interest expense	(4,737)	(4,737)	(14,212)	(14,212)
Less: pro forma management fees	(601)	(1,550)	(2,620)	(3,134)
Unaudited pro forma net loss	$(59,717)	$(10,611)	$(173,562)	$(2,317)

The supplement pro forma financial information for all periods presented was adjusted to reflect real estate depreciation and amortization on the acquired properties and related intangible assets, interest expense on the related financing facility and incremental management fees that would have been incurred under the asset management agreement. The supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved if the acquisition had taken place on January 1, 2015, nor does it purport to represent or be indicative of the results of operations for future periods.

Dispositions

During the three and nine months ended September 30, 2016, we sold 604 and 2,200 residential properties, respectively, and recorded $26.3 million and $94.8 million, respectively, of net realized gains on real estate.

During the three and nine months ended September 30, 2015, we sold 357 and 932 residential properties, respectively, and recorded $13.9 million and $36.9 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Resolutions

During the three and nine months ended September 30, 2016, we resolved 109 and 400 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $9.4 million and $30.3 million, respectively, of net realized gains on mortgage loans.

During the three and nine months ended September 30, 2015, we resolved 145 and 565 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, we sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these resolutions and disposals, we recorded $12.9 million and $47.5 million, respectively, of net realized gains on mortgage loans.

Dispositions

During the nine months ended September 30, 2016, we sold 1,974 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $50.2 million of net realized gains on mortgage loans held for sale.

During June 2015, we sold 52 loans from the re-performing mortgage loans purchased in June 2014 to a third party purchaser. In connection with this sale, we recognized $0.3 million of net realized gains on mortgage loans held for sale.

Transfers of mortgage loans to real estate owned

During the three and nine months ended September 30, 2016, we transferred an aggregate of 246 and 914 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $49.5 million and $173.8 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $10.7 million and $34.8 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value.

During the three and nine months ended September 30, 2015, we transferred an aggregate of 507 and 1,918 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $90.7 million and $359.4 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $17.0 million and $68.4 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value.

Due diligence costs

During the three and nine months ended September 30, 2016, we recognized $1.3 million and $1.9 million, respectively, of due diligence costs, and we recognized a nominal amount and $0.4 million, respectively, of due diligence costs during the three and nine months ended September 30, 2015. These due diligence costs are included in our consolidated statement of operations as acquisition fees and costs.

3. Real estate assets, net

Real estate held for use

As of September 30, 2016, we had 9,892 single-family residential properties held for use. Of these properties, 7,079 had been leased, 587 were listed and ready for rent and 875 were in varying stages of renovation and unit turn status. With respect to the remaining 1,351 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2015, we had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in various stages of renovation. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet our rental profile.

With respect to residential rental properties classified as held for use, we perform an impairment analysis using estimated cash flows if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than the carrying amount. This analysis is performed at the property level. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We are not able to recover any such impairments should the estimated fair value subsequently improve. We generally estimate the fair value of assets held for use by using BPOs. In some instances, appraisal information may be available and is used in addition to BPOs.

During the three and nine months ended September 30, 2016, we recognized $1.2 million and $6.2 million, respectively, of impairment on real estate held for use. During the nine months ended September 30, 2015, we recognized no impairment on our real estate held for use.

Real estate held for sale

As of September 30, 2016 and December 31, 2015, our real estate held for sale included 839 and 1,583 REO properties, respectively, having an aggregate carrying value of $169.8 million and $250.6 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

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

During the three and nine months ended September 30, 2016, we recognized $7.2 million and $23.0 million, respectively, of impairment on our real estate held for sale.

During the three and nine months ended September 30, 2015, we recognized $3.6 million and $13.4 million, respectively, of impairment on our real estate held for sale.

4. Mortgage loans

The following table sets forth our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
September 30, 2016
Current	761	$125,038	$161,706	$193,704
30	75	11,444	17,213	18,371
60	42	5,844	8,362	9,809
90	407	54,049	83,064	91,907
Foreclosure	2,432	431,929	608,258	620,472
Mortgage loans at fair value	3,717	$628,304	$878,603	$934,263

December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
September 30, 2016
Current	13	$1,357	$1,985	$2,600
30	7	713	1,508	1,642
90	1	485	489	990
Foreclosure	10	1,483	1,998	2,212
Mortgage loans held for sale	31	$4,038	$5,980	$7,444

December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

As of September 30, 2016, our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014. We determined to dispose of these mortgage loans in order to take advantage of attractive market pricing and because we do not expect them to be rental candidates.

Re-performing residential mortgage loans

For the three and nine months ended September 30, 2016 and 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield for our re-performing residential mortgage loans. For the three and nine months ended September 30, 2016, we accreted $35 thousand and $107 thousand, respectively, into interest income with respect to our re-performing loans. For the three and nine months ended September 30, 2015, we accreted $112 thousand and $581 thousand into interest income with respect to our re-performing loans. At September 30, 2016 and December 31, 2015, these re-performing loans had a UPB of $6.0 million and a carrying value of $4.0 million at each date. We included these loans in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Balance at the beginning of the period	$2,146	$7,640
Payments and other reductions, net	—	(3,285)
Accretion	(107)	(581)
Balance at the end of the period	$2,039	$3,774

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2016
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$628,304
Interest rate cap derivative (1)	—	55	—
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	169,841
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	4,038
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	—	1,189,253	—
Other secured borrowings	—	157,950	—

December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	—	767,513	—
Other secured borrowings	—	502,268	—
_____________

(1)	We include the fair value of our interest rate cap derivative within prepaid expenses and other assets in our consolidated balance sheets.

We have not transferred any assets from one level to another level during the three or nine months ended September 30, 2016 or during the year ended December 31, 2015.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value and NPLs held for sale are estimated using our asset manager's proprietary discounted cash flow pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of our interest rate cap derivative is estimated using a discounted cash flow analysis based on the contractual terms of the derivative. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Mortgage loans at fair value
Beginning balance	$707,445	$1,716,489	$960,534	$1,959,044
Change in unrealized gain on mortgage loans	(8,086)	43,525	20,542	170,845
Net realized gain on mortgage loans	9,428	12,874	30,340	47,528
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	1,914	(250,346)	(101,201)	(250,346)
Mortgage loan resolutions and payments	(34,967)	(57,882)	(119,794)	(205,120)
Real estate tax advances to borrowers	1,161	6,611	6,255	18,002
Transfer of mortgage loans to real estate owned, net	(48,591)	(90,696)	(168,372)	(359,378)
Ending balance	$628,304	$1,380,575	$628,304	$1,380,575

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$(15,027)	$13,022	$(5,309)	$93,874

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of the dates indicated:

Input	September 30, 2016	December 31, 2015
Equity discount rate	15.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-15.2% to 16.9%	0.0% to 10.2%
Loan resolution probabilities — modification	0% to 11.4%	0% to 44.7%
Loan resolution probabilities — rental	0% to 100.0%	0% to 100.0%
Loan resolution probabilities — liquidation	0% to 100.0%	0% to 100.0%
Loan resolution timelines (in years)	0.1 - 5.5	0.1 - 5.6
Value of underlying properties	$3,000 - $4,250,000	$3,000 - $4,500,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2016, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 3.72%, excluding amortization of deferred debt issuance costs.

We had entered into three separate repurchase agreements and two loan agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans. In March 2016, our repurchase agreement with Deutsche Bank (“DB”) expired pursuant to its terms and is no longer outstanding. Therefore, at September 30, 2016, we were party to two repurchase agreements and two loan agreements. Below is a description of each agreement outstanding during the nine months ended September 30, 2016:

Repurchase Agreements

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

Loan Agreements

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

•
In connection with the seller financing related to the HOME SFR Transaction, on September 30, 2016, we entered into a loan agreement (the “Original MSR loan agreement”) between HOME Borrower, the sellers (collectively, the “Lenders”) and MSR Lender LLC, as agent. Pursuant to the Original MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the Original MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the Original MSR loan agreement (the “A&R MSR loan agreement”) to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the Original Loan Agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018 (the “Initial Maturity Date”). HOME Borrower has the option to extend the MSR Loan beyond the Initial Maturity Date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the A&R MSR loan agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of September 30, 2016 was $1.8 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2016, an aggregate of $1.2 billion was outstanding under our repurchase and loan agreements. Each of the CS repurchase agreement, the Wells repurchase and the Nomura loan agreement are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
September 30, 2016
CS repurchase agreement due March 30, 2017	$350,000	$337,268	$211,382	$138,618
Wells repurchase agreement due September 27, 2017	750,000	621,699	334,726	415,274
Nomura loan agreement due April 16, 2017	250,000	230,765	153,886	96,114
Original MSR loan agreement due November 15, 2018	489,259	642,537	489,259	—
Less: deferred debt issuance costs	—	—	(6,576)	—
	$1,839,259	$1,832,269	$1,182,677	$650,006

December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
Less: deferred debt issuance costs	—	—	(4,144)	—
	$1,279,944	$1,378,900	$763,369	$512,431

Terms and covenants related to our repurchase agreements

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

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of September 30, 2016, approximately $21.0 million of the amount outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

Each of the repurchase agreements require us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, both of the repurchase agreements contain customary events of default.

Terms and covenants related to the Nomura loan agreement

Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by single-family rental properties and other REO properties. The advances paid under the Nomura loan agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

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

Terms and covenants related to the A&R MSR loan agreement

Under the terms of the A&R MSR loan agreement, the MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The MSR Loan is non-recourse to us and is secured by a lien on the membership interests of HOME Borrower and the acquired properties and other assets of HOME Borrower. The assets of HOME Borrower are the primary source of repayment and interest on the MSR Loan, thereby making the cash proceeds received by HOME Borrower of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by HOME Borrower to MSR Lender. The A&R MSR loan agreement requires that HOME Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness HOME Borrower can incur, limitations on sales and dispositions of the MSR Properties and various restrictions on the use of cash generated by the operations of the MSR Properties while the MSR Loan is outstanding. We have limited indemnification obligations for wrongful acts taken by HOME Equity and HOME Borrower in connection with the secured collateral.

Even though the MSR Loan is non-recourse to us and all of our subsidiaries other than HOME Equity and HOME Borrower, we have agreed to limited bad act indemnification obligations to the MSR Lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) the principal amount of the MSR Loan and all other obligations under the A&R MSR loan agreement in the event we cause certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured debt

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP

2015-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $267.0 million.

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

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations during the first quarter of 2016, only the ARLP 2015-1 securitization remained in effect. The following table sets forth data with respect to these notes as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
September 30, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$191,950
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(964)
		$156,986
December 31, 2015
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016, and a further extension to September 29, 2016.

On September 13, 2016, plaintiffs, Ocwen, Mr. Erbey, Mr. Faris, and Mr. Britti requested that the court transfer the case to Magistrate Judge Snow in order to assist with settlement negotiations. The court granted the request, and counsel for plaintiffs and Ocwen appeared before Magistrate Judge Snow on October 13, 2016 for a settlement conference. At the conference, plaintiffs and Ocwen reached an agreement in principle to resolve certain claims, which Ocwen has publicly disclosed it believes will be covered in full by its applicable insurance coverage. Based on our understanding of the settlement terms, we believe the settlement agreement will include our release from any and all liability in the matter. Plaintiffs filed a Settlement Term Sheet under seal on October 18, 2016. The Stipulation of Settlement is due on or before November 18, 2016. A Final Approval Hearing will be held on January 18, 2017.

We believe the complaint against us is without merit. At this time, until the settlement agreement is finalized and approved, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

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

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions is the exclusive provider of leasing and property management services to the us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with up to approximately 3,000 additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to June 30, 2017. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

8. Related-party transactions

New asset management agreement with AAMC

On March 31, 2015, we entered into a new asset management agreement (the “New AMA”) with AAMC. The New AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the incentive fee structure under the original asset management agreement (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested capital (as defined in the New AMA) for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC is entitled to a quarterly Incentive Management Fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The Incentive Management Fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock.

Under the New AMA, AAMC will continue to serve as our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%. Under the New AMA, we will not be required to reimburse AAMC for the allocable compensation and routine overhead expenses of its employees and staff, which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf will be reimbursed.

Neither party is entitled to terminate the New AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the New AMA and failure to cure such breach, (b) us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the New AMA and (c) us in connection with certain change of control events.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Base management fees (1)	$4,208	$4,659	$12,838	$9,411
Conversion fees (1)	450	329	1,396	728
Management incentive fees (1) (2)	—	—	—	14,900
Expense reimbursements (3)	196	—	553	750
Dividend income (4)	—	1,518	—	1,518
Interest expense (5)	—	242	—	563
Professional fee sharing for negotiation of New AMA	—	—	—	2,000
______________

(1)	Included in management fees in the consolidated statements of operations.

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

(5)	Interest expense related to ARLP 2014-1 Class M Notes issued to NewSource. These Class M Notes were repurchased on September 14, 2015.

No Incentive Management Fee under the New AMA was payable to AAMC during the three and nine months ended September 30, 2016 because our return on invested capital (as defined in the New AMA) for the six quarters covered by the New AMA was below the required hurdle rate. Under the New AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of September 30, 2016, the aggregate return shortfall from the prior six quarters under the New AMA was approximately 36.66% of invested capital. Therefore, we must achieve a 38.41% return on invested capital in the fourth quarter of 2016 before any Incentive Management Fee will be payable to AAMC. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

9. Share-based payments

The Altisource Residential Corporation 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) was approved at the Annual Meeting of Stockholders on June 1, 2016.

Beginning in July 2016, our non-management directors each will receive annual grants of restricted stock units issued under the 2016 Equity Incentive Plan. These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60 thousand on the date of grant. The restricted stock units are expected to vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional 2 years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the applicable director’s separation from the Board of Directors). The awards will be issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights are expected to accumulate and be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are actually paid to our stockholders.

The first annual grant of restricted stock units was made to our non-management directors on July 11, 2016 with respect to the 2016 to 2017 service year in an aggregate number of 26,520 shares of restricted stock with a weighted average grant date fair value of $9.05 per share.

On August 9, 2016, an aggregate of 247,008 shares of restricted stock and 695,187 stock options were granted to certain employees of AAMC pursuant to the 2016 Equity Incentive Plan. The restricted stock and stock options had a weighted average grant date fair value of $10.04 per share and $1.91 per share, respectively. The restricted stock will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The stock options will vest in three equal annual installments on the later of the anniversary of the option award and the date of the satisfaction of certain performance criteria, in each case, on the first, second and third anniversaries of the option award, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

In addition to the above-described grants under the 2016 Equity Incentive Plan, during the nine months ended September 30, 2016 and pursuant to the 2013 Director Equity Plan, an aggregate of 1,232 shares of restricted stock were granted to a director who joined the Board on March 1, 2016 with a weighted average grant date fair value of $9.30 per share, and a former director forfeited 625 shares of restricted stock with a weighted average grant date fair value of $18.25 per share due to his departure from the Board on March 1, 2016. During the nine months ended September 30, 2015, our directors were granted 9,924 shares of restricted stock with a weighted average grant date fair value of $18.25 per share.

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. As of September 30, 2016, options to purchase an aggregate of 194,078 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

We recorded $419 thousand and $493 thousand of compensation expense related to our share-based compensation programs for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016 and 2015, we had $3.8 million and $0.1 million, respectively, of unrecognized share-based compensation cost remaining with an average remaining estimated term of 1.8 years and 0.7 years, respectively.

10. Derivatives

We may enter into derivative contracts from time to time in order to mitigate the risk associated with our variable rate debt. We do not enter into derivatives for investment purposes. Derivatives are carried at fair value within prepaid expenses and other assets in our consolidated balance sheet. Upon execution, we may or may not designate such derivatives as accounting hedges.

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the Original MSR loan agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At September 30, 2016, the interest rate cap had a fair value of $55 thousand. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded in other income or expense in our consolidated statement of operations. For the three and nine months ended September 30, 2016, we recognized no changes in the fair value of the interest rate cap.

11. Income taxes

As a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income, excluding capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which we lost our REIT qualification.

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

Our consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through September 30, 2016, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the three and nine months ended September 30, 2016 and 2015. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of September 30, 2016 and 2015, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three and nine months ended September 30, 2016 and 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2015.

12. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Numerator
Net (loss) income	$(57,638)	$(5,363)	$(166,824)	$20,153

Denominator
Weighted average common stock outstanding – basic	54,178,129	57,056,625	54,722,828	57,154,734
Stock options using the treasury method	—	—	—	192,870
Restricted stock	—	—	—	3,410
Weighted average common stock outstanding – diluted	54,178,129	57,056,625	54,722,828	57,351,014

(Loss) earnings per basic common share	$(1.06)	$(0.09)	$(3.05)	$0.35
(Loss) earnings per diluted common share	$(1.06)	$(0.09)	$(3.05)	$0.35

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Denominator (in weighted-average shares)
Stock options	151,755	215,773	154,828	—
Restricted stock	35,671	9,924	15,545	—

Effective April 1, 2015, we have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for the nine months ended September 30, 2016.

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

14. Subsequent events

Management has evaluated the impact of all events subsequent to September 30, 2016 and through the issuance of these consolidated interim financial statements. We have determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. We conduct an SFR business, and we employ a diversified SFR property acquisition strategy in order to pursue our objective of becoming one of the top single-family REITs serving working class American families and their communities with a view to providing robust returns on equity and long-term growth for our investors. In 2015, we expanded our acquisition strategy to opportunistically acquire portfolios of SFR properties in order to more quickly achieve scale in our rental portfolio. We also purchase SFR properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. As a result of this expansion of our acquisition strategy, we have increased the size of our rental portfolio from 2,732 as of December 31, 2015 to 8,541 as of September 30, 2016.

Initially, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans (“NPLs”). However, as market conditions evolved and the acquisition of NPL pools became more competitive and higher-priced, we introduced the alternative SFR property acquisition strategies described above, and we began opportunistically selling portfolios of NPLs.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), which we rely on to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our residential mortgage loans and real estate owned (“REO”) properties.

Management Overview

During 2016, we have focused on the direct acquisition of SFR properties as we transition to a 100% SFR REIT, and we continue to successfully execute that strategy. On September 30, 2016, we completed a transformative acquisition of 4,262 high-yielding SFR properties (the “HOME SFR Transaction”) for an aggregate purchase price of $652.3 million in two separate seller financed transactions. The properties were acquired from investment funds sponsored by Amherst Holdings, LLC (“Amherst”). The HOME SFR Transaction brings our total rental portfolio to 8,541 properties at September 30, 2016 and enhances our presence in new and existing strategic target markets, including Florida, Texas, Georgia, Tennessee, North Carolina and South Carolina. The HOME SFR Transaction is a significant step towards completing our transition to a 100% SFR REIT.

In connection with the HOME SFR Transaction, our subsidiary that owns the properties, HOME SFR Borrower, LLC (“HOME Borrower”), borrowed approximately $489.3 million, representing 75% of the aggregate purchase price. This loan was made pursuant to a loan agreement with an ultimate maturity date of up to November 30, 2021 and a floating interest rate of one-month LIBOR plus a fixed spread. We believe that the terms of the loan were attractive in comparison to the financing terms otherwise available to us and will satisfy our financing requirements for the 4,262 SFR properties acquired for the foreseeable future. For additional information on this loan and the related loan agreement, please see “Liquidity and Capital Resources.”

In connection with the seller financing, we retained the current property manager for the portfolio, Main Street Renewal LLC (“MSR”), to provide property management services including, leasing and lease management, operations, maintenance, repair, property management and property disposition services to us with respect to the properties acquired in the HOME SFR Transaction. This new property management agreement expands our property manager structure from the sole agreement already in place with Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”). We believe that the property management agreements with MSR and Altisource Solutions are, and will be, key drivers of efficiency and cost management in our model and provide us with scalable, established, geographically dispersed property management infrastructures to support our portfolios of SFR properties. Importantly, our external property management structure allows us to achieve scale in our SFR portfolio without incurring the substantial costs of developing our own nationwide property management infrastructure.

In addition to the HOME SFR Transaction, during the third quarter of 2016, we continued our efforts to sell certain mortgage loans to take advantage of attractive market pricing. We have successfully completed the sale of 1,974 NPLs for the nine months ended September 30, 2016, and we expect to agree the sale of two additional portfolios of mortgage loans in the fourth quarter of 2016 and to close these anticipated sales in the first quarter of 2017. In addition, we have continued to make significant progress on the sale of non-rental REO properties with 604 properties sold during the third quarter to bring the total REO properties sold in 2016 to 2,200. We expect that mortgage loan and non-rental REO property sales will allow us to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we may determine.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at a best-in-class yield.

Portfolio Overview

Real Estate Assets

As of September 30, 2016, we owned 10,731 REO properties with an aggregate carrying value of $1.6 billion, of which 9,892 were held for use and 839 were held for sale. Of the 9,892 REO properties held for use, 7,079 properties had been leased, 587 were listed and ready for rent and 875 were in varying stages of renovation and unit turn status. With respect to the remaining 1,351 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

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

The following table sets forth a summary of our total real estate portfolio as of September 30, 2016 ($ in thousands):

State / District	Number of Properties	Carrying Value (1) (2)	Weighted Average Age in Years (3)
Alabama	45	$6,481	20.1
Arizona	58	15,436	22.5
Arkansas	31	2,938	32.2
California	304	105,240	39.3
Colorado	26	6,049	32.4
Connecticut	52	9,497	56.7
Delaware	21	3,900	36.3
Dist. of Columbia	1	650	111.0
Florida	1,299	194,865	28.3
Georgia	2,811	297,512	32.9
Hawaii	3	622	37.0
Idaho	8	1,175	33.8
Illinois	327	57,412	48.0
Indiana	519	70,203	21.0
Iowa	7	563	53.8
Kansas	21	2,776	40.3
Kentucky	41	5,617	28.6
Louisiana	12	1,474	35.7
Maine	4	517	34.3
Maryland	336	66,895	36.1
Massachusetts	67	15,343	77.6
Michigan	53	7,887	41.6
Minnesota	107	17,621	65.7
Mississippi	89	13,904	17.0
Missouri	94	14,084	24.2
Montana	1	121	25.0
Nebraska	2	249	73.5
Nevada	27	4,603	21.8
New Hampshire	4	566	99.3
New Jersey	150	23,600	64.1
New Mexico	51	6,052	27.3
New York	70	13,153	69.1
North Carolina	582	73,557	21.0
Ohio	60	7,750	34.5
Oklahoma	187	30,736	25.0
Oregon	28	6,314	38.2
Pennsylvania	139	18,838	60.0
Rhode Island	55	7,040	78.5
South Carolina	103	13,088	23.2
South Dakota	1	95	36.0
Tennessee	988	152,464	19.7
Texas	1,722	253,499	26.0
Utah	29	4,974	39.2

Vermont	5	731	104.8
Virginia	61	16,756	30.6
Washington	89	18,736	42.5
West Virginia	2	288	14.0
Wisconsin	39	4,405	50.2
Total	10,731	1,576,276	31.9
_____________

(1)
The carrying value of an asset is based on historical cost, which generally consists of the market value at the time of acquisition plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of properties acquired in the HOME SFR Transaction are included based upon the preliminary allocation of purchase price. Carrying values for these properties are subject to change during the evaluation period.

(3)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

The following table presents the status of our real estate held for use as of the dates indicated:

	September 30, 2016	December 31, 2015
Leased	7,079	2,118
Listed and ready for rent	587	264
Renovation or unit turn	875	350
Other (1)	1,351	2,201
	9,892	4,933
_____________

(1)	Consists of properties with a status of evaluating strategy.

Real Estate Acquisitions

On September 30, 2016, we acquired a portfolio of 4,262 single-family residential properties located in 14 states for an aggregate purchase price of $652.3 million in two separate seller-financed transactions. The properties were acquired from two separate investment funds sponsored by Amherst, neither of which is a related party to us. In the first transaction, ARLP acquired 3,868 of the 4,262 properties through our entry into a Membership Interest Purchase and Sale Agreement (the “MIPA”) with MSR I, L.P. (“MSR I”). Pursuant to the MIPA, ARLP acquired from MSR I 100% of the membership interests of HOME SFR Equity Owner, LLC (“HOME Equity”), a newly formed special purpose entity and sole equity owner of HOME Borrower, which owned such 3,868 single-family residential properties. Following the consummation of the transaction, HOME Equity and HOME Borrower became indirect, wholly owned subsidiaries of the Company. In the second transaction, ALRP entered into a Purchase and Sale Agreement (the “PSA”) with Firebird SFE I, LLC. Pursuant to the PSA, HOME Borrower, as assignee from ARLP, acquired the remaining 394 of the 4,262 properties.

On March 30, 2016, we completed our acquisition of 590 single-family residential properties in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million.

On August 18, 2015, we completed our acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market from an unrelated third party for an aggregate purchase price of approximately $111.4 million.

During the three and nine months ended September 30, 2016, we acquired 238 and 642 residential properties, respectively, under our one-by-one acquisition program. The aggregate purchase price attributable to these acquired properties was $24.6 million and $64.7 million, respectively.

During the three and nine months ended September 30, 2015, we acquired 10 residential properties under our one-by-one acquisition program for an aggregate purchase price of $1.1 million.

Real Estate Dispositions

During the three and nine months ended September 30, 2016, we sold 604 and 2,200 residential properties, respectively, and recorded $26.3 million and $94.8 million, respectively, of net realized gains on real estate.

During the three and nine months ended September 30, 2015, we sold 357 and 932 residential properties, respectively, and recorded $13.9 million and $36.9 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Nine months ended September 30, 2015	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Nine months ended September 30, 2016
Real Estate Assets
Beginning	3,960	4,430	4,796	3,960	6,516	6,895	6,588	6,516
Acquisitions	—	—	1,324	1,324	703	291	4,500	5,494
Dispositions	(254)	(321)	(357)	(932)	(686)	(910)	(604)	(2,200)
Mortgage loan conversions to REO, net (1) (2)	724	687	507	1,918	360	308	246	914
Other additions	—	—	—	—	2	4	1	7
Ending	4,430	4,796	6,270	6,270	6,895	6,588	10,731	10,731
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

(2)	During the nine months ended September 30, 2016 and 2015, conversions to REO included 36 and 2 properties, respectively, that were previously in our mortgage loans held for sale.

Mortgage Loan Assets

As of September 30, 2016, our portfolio of mortgage loans at fair value consisted of 3,717 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $0.9 billion and an aggregate market value of underlying properties of $0.9 billion. We also owned 31 mortgage loans held for sale having an aggregate UPB of approximately $6.0 million and an aggregate market value of underlying properties of approximately $7.4 million as of September 30, 2016.

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

The table below provides a summary of our mortgage loans at fair value as of September 30, 2016 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	20	$1,714	$2,656	$2,364
Arizona	21	2,699	3,457	3,766
Arkansas	15	824	1,324	1,237
California	268	106,465	122,383	159,030
Colorado	15	2,255	2,424	3,543
Connecticut	55	11,971	16,922	17,036
Delaware	26	2,723	4,228	4,090
Dist. of Columbia	33	4,478	6,143	7,228
Florida	714	103,312	155,578	155,105
Georgia	107	11,681	15,569	16,392
Hawaii	20	7,261	9,522	10,585
Idaho	3	356	391	445
Illinois	123	16,458	25,318	23,789
Indiana	106	9,434	13,363	13,261
Iowa	4	157	180	306
Kansas	4	173	270	461
Kentucky	25	1,855	3,117	2,771
Louisiana	15	1,634	2,137	2,446
Maine	13	1,124	2,182	1,873
Maryland	213	32,706	49,990	48,362
Massachusetts	127	22,994	31,543	35,255
Michigan	17	1,788	2,202	2,861
Minnesota	16	3,246	3,799	4,560
Mississippi	11	1,050	1,513	1,472
Missouri	30	1,835	2,637	2,773
Montana	1	177	252	250
Nebraska	2	142	219	198
Nevada	78	14,285	24,619	20,706
New Hampshire	4	899	1,139	1,248
New Jersey	424	61,596	112,294	93,401
New Mexico	61	5,908	7,888	8,370
New York	420	94,925	128,249	143,135
North Carolina	52	5,471	7,059	7,907
North Dakota	1	97	123	143
Ohio	36	2,870	4,441	4,673
Oklahoma	13	1,712	2,375	2,428
Oregon	34	7,861	10,115	11,350
Pennsylvania	98	10,212	15,746	15,458
Puerto Rico	1	96	189	175
Rhode Island	19	2,263	3,874	3,337
South Carolina	72	7,449	10,088	10,472
Tennessee	30	4,319	4,984	6,247
Texas	177	20,537	21,483	31,882
Utah	12	2,853	3,152	3,887
Vermont	2	243	290	367
Virginia	21	4,701	5,956	6,347

Washington	132	27,470	31,894	38,154
West Virginia	1	46	126	85
Wisconsin	25	1,979	3,200	3,032
Total mortgage loans at fair value	3,717	$628,304	$878,603	$934,263
_____________

(1)	Market value is based on the most recent broker price opinion (“BPO”) for each property.

Mortgage Loan Resolutions and Dispositions

During the three and nine months ended September 30, 2016, we resolved 109 and 400 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $9.4 million and $30.3 million, respectively, of net realized gains on mortgage loans.

During the three and nine months ended September 30, 2015, we resolved 145 and 565 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, we sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these resolutions, we recorded $12.9 million and $47.5 million, respectively, of net realized gains on mortgage loans.

During the nine months ended September 30, 2016, we sold 1,974 of our mortgage loans held for sale to third party purchasers. In connection with this sale, we recorded $50.2 million of net realized gains on mortgage loans held for sale.

During June 2015, we sold 52 loans from the re-performing mortgage loans purchased in June 2014 to a third party purchaser. In connection with this sale, we recognized $0.3 million of net realized gains on mortgage loans held for sale.

From inception through September 30, 2016, we converted an aggregate of 7,265 mortgage loans at fair value and 22 mortgage loans held for sale into REO properties and resolved an aggregate of 2,073 mortgage loans at fair value and 22 mortgage loans held for sale through short sale, refinancing or other liquidation events.

As market conditions in the NPL industry have continued to develop, we have sold some NPLs that we expect will not be rented by us, and we continue to consider offering further portions of our NPL portfolio for sale to eligible purchasers. We believe that such potential sales have and will continue to enable us to recycle our assets to provide us with more liquidity and buying power. As such, we view our portfolio of NPLs as a potential growth engine for our business to purchase single-family rental assets, which we believe provides us with an advantage, particularly at times when it is challenging to access equity markets.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Nine months ended September 30, 2015	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Nine months ended September 30, 2016
Mortgage Loans at Fair Value (1)
Beginning	10,963	10,089	9,134	10,963	5,739	5,397	4,072	5,739
Resolutions	(150)	(270)	(145)	(565)	(169)	(122)	(109)	(400)
Transferred to held for sale	—	—	(871)	(871)	—	(895)	—	(895)
Reversion from held for sale	—	2	—	2	187	—	—	187
Mortgage loan conversions to REO, net (2)	(724)	(687)	(507)	(1,918)	(360)	(308)	(246)	(914)
Ending	10,089	9,134	7,611	7,611	5,397	4,072	3,717	3,717
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Metrics Affecting Our Results

Revenues

Our revenues primarily consist of the following:

i.
Rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. As we acquire more single-family rental properties in bulk and on a one-by-one basis and as we renovate and deem suitable for rent a greater number of our REO properties, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates.

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

iv.
Change in unrealized gains from the change in fair value of loans. After our NPLs are acquired, the fair value of each loan is adjusted in each subsequent reporting period as the loan proceeds to a particular resolution (i.e., modification, liquidation or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As we acquire more single-family rental properties in bulk and on a one-by-one basis and as we renovate and deem suitable for rent a greater number of our REO properties, we expect that a greater portion of our revenues will be rental revenues. For the NPLs we have acquired to date, the average number of days to determine whether a property met our rental profile was 235 days for the 295 properties on which renovations began during 2016. The average renovation expense was $20,660 per property for the 1,118 renovations completed during 2016, the average number of days between commencement of renovation and listing of the property for rent was 64 days for 275 properties for which renovation began during 2016, and the average number of days from listing to leasing a property was 34 days for 517 properties listed in 2016. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly as a percentage of our SFR properties that are leased or available for lease. Our occupancy rate at September 30, 2016 was 92%. Our rental properties had an average annual rental rate of $14,184 per home for the 7,079 properties that were leased at September 30, 2016.

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

Expenses

Our expenses primarily consist of residential property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses, certain expense reimbursements to our Manager as well as management fees to our Manager under the asset management agreement with AAMC dated March 31, 2015 (the “New AMA”). Under the original asset management agreement with AAMC dated December 21, 2012 (the “Original AMA”), a larger portion of our expenses related to employee compensation and other expense reimbursements to AAMC, but under the New AMA, we are not required to reimburse AAMC for its compensation expense other than for our dedicated General Counsel and Secretary. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimated and actual costs incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Under the Original AMA, fees to our Manager were based on the amount of cash available for distribution to our stockholders for each period. Under the New AMA, the management fees we pay to AAMC are a Base Management Fee based on a percentage of our invested capital (as defined in the New AMA), a Conversion Fee for assets that are converted to single-family rentals during each quarter and an Incentive Management Fee calculated as a percentage of our return on invested capital that exceeds a minimum threshold for each period. The percentage payment on each of these metrics will vary based on our number of leased properties and through September 30, 2016, was 1.75% of our invested capital for our Base Management Fee and was 20% of our return on invested capital over the minimum threshold for our Incentive Management Fee. With the completion of the HOME SFR Transaction, commencing in the fourth quarter of 2016, we expect these fee percentages to increase to 2.0% and 25%, respectively.

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and execute upon the acquisition of SFR properties and NPLs. We believe that there is currently a large potential supply of REO properties and single-family rental properties available to us for acquisition.

Generally, we expect that our residential mortgage loan and single-family rental portfolios may grow at an uneven pace, as opportunities to acquire distressed residential mortgage loans and REO properties may be irregularly timed and may at times involve large or small portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, securitization financing, structured financing arrangements, seller financing loan arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Disposition of Loans

As discussed above, our loan resolution strategy has typically led to the disposition of NPLs primarily through short sales, refinancing, foreclosure sales and sale of loans that had transitioned to re-performing loans from prior NPL acquisitions.

In the third quarter of 2015, we also commenced efforts to sell certain NPLs to take advantage of attractive market pricing and evolving market conditions. NPL sales continue to be a growth engine for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. We have opportunistically sold 2,745 mortgage loans to unaffiliated third parties. We expect to market additional NPLs in the future. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to facilitate the Company’s strategy to substantially grow its single-family rental assets through the purchase of portfolios of single-family residential properties and on a one-by-one basis.

Resolution of Loans

Our preferred resolution methodology for the NPLs that we continue to hold has been modification. Once successfully modified, we expect that certain borrowers will refinance their loans with other lenders or we will sell the modified loans after establishing a payment history at or near the unpaid principal balance, potentially generating attractive returns for us.

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

A portion of our residential mortgage loans become REO either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. Upon conversion of loans to REO, we mark the properties to the most recent market value, which is based on BPOs, and recognize the net unrealized gains for the difference between the carrying value of the asset at the time of conversion and the most recent market value. The timeline to convert acquired loans into REO can vary significantly by loan, which can result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on judicial and administrative proceedings.

We anticipate that REO properties that meet our investment criteria will be converted into single-family rental properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to engage in REO liquidation to dispose of the property and generate cash for reinvestment in other acquisitions, stock repurchases, dividend distributions or such other purposes as we may determine from time to time.

Portfolio Size

The size of our investment portfolio will also impact operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher servicing fees, property management fees and, potentially, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and nine months ended September 30, 2016 versus three and nine months ended September 30, 2015

Rental revenues

Rental revenues increased to $9.6 million and $24.2 million for the three and nine months ended September 30, 2016, respectively, compared to $4.0 million and $7.6 million for the three and nine months ended September 30, 2015, respectively. The number of leased properties, excluding those acquired in the HOME SFR Transaction, increased to 3,143 at September 30, 2016 from 2,105 at September 30, 2015, primarily due to the successful completion of SFR property acquisitions since the third quarter of 2015. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one or two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Our change in unrealized gain on mortgage loans was $(41.2) million and $(155.3) million for the three and nine months ended September 30, 2016, respectively, compared to $27.5 million and $130.8 million for the three and nine months ended September 30, 2015, respectively. These declines were primarily due to the reclassification of net realized gains on the resolution of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion as the total mortgage loan portfolio has decreased by approximately 54% since September 30, 2015. This decline was further emphasized by the fact that we have not purchased any portfolios of mortgage loans since December 2014, which led to fewer loans available for conversion to REO. The change in unrealized gains for the three and nine months ended September 30, 2016 and three and nine months ended September 30, 2015 can be categorized into the following three components:

•
First, we recognized an aggregate of $10.7 million and $34.8 million in unrealized gains upon conversion of mortgage loans to REO for the three and nine months ended September 30, 2016, respectively, compared to $17.0 million and $68.4 million for the three and nine months ended September 30, 2015, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and nine months ended September 30, 2016, we converted a net of 246 and 914 mortgage loans to REO status compared to a net of 507 and 1,918 mortgage loans converted to REO status during the three and nine months ended September 30, 2015, respectively;

•
Second, we recognized an aggregate change in unrealized gains of $(12.9) million and $9.8 million from the net change in the fair value of loans for the three and nine months ended September 30, 2016 compared to an increase in fair value of $33.9 million and $126.6 million during the three and nine months ended September 30, 2015, respectively. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the three and nine months ended September 30, 2016, the fair value of our mortgage loans was impacted primarily changes in our assumptions applied in the estimation of fair value; and

•
Third, we reclassified an aggregate of $39.0 million and $199.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the three and nine months ended September 30, 2016, respectively. This compares to an aggregate of $23.4 million and $64.2 million reclassified from unrealized gains on mortgage loans to realized gains for the three and nine months ended September 30, 2015, respectively.

Through the resolution and sale of NPLs during the first nine months of 2016, our portfolio of mortgage loans at fair value has decreased from 5,739 loans at December 31, 2015 to 3,717 loans at September 30, 2016. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $9.4 million for the three months ended September 30, 2016 from $12.9 million for the three months ended September 30, 2015, principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 109 mortgage loans in the three months ended September 30, 2016 as compared to our resolution of 145 mortgage loans in the three months ended September 30, 2015, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gains on mortgage loans decreased to $30.3 million for the nine months ended September 30, 2016 from $47.5 million for the nine months ended September 30, 2015, principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 400 mortgage loans in the nine months ended September 30, 2016 as compared to our resolution of 565 mortgage loans in the nine months ended September 30, 2015, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale was nominal for the three months ended September 30, 2016 compared to $0.1 million for the three months ended September 30, 2015.

Net realized gains on mortgage loans held for sale increased to $50.2 million for the nine months ended September 30, 2016 from $0.5 million for the nine months ended September 30, 2015. This increase was principally due to the sale of 1,974 loans during the nine months ended September 30, 2016 compared to resolutions of seven re-performing loans during the nine months ended September 30, 2015.

Net realized gain on real estate

Net realized gains on real estate increased to $26.3 million for the three months ended September 30, 2016 from $13.9 million for the three months ended September 30, 2015. This increase was principally due to realized gains recognized on increased disposition of REO properties during the quarter of 604 properties from 357 properties, respectively.

Net realized gains on real estate increased to $94.8 million for the nine months ended September 30, 2016 from $36.9 million for the nine months ended September 30, 2015. This increase was principally due realized gains recognized on increased disposition of REO properties during 2016 of 2,200 properties from 932 properties during 2015.

Interest income

Interest income increased to $209 thousand from $115 thousand for the three months ended September 30, 2016 and 2015, respectively, primarily due to increases in interest income on higher average interest-earning bank balances for the three months ended September 30, 2016. This increase was partially offset by accretion of interest income with respect to the re-performing loans acquired in June 2014 declining to $35 thousand from $112 thousand, respectively, as a result of sales and resolutions of our re-performing loan portfolio. With the completion of the HOME SFR Transaction, in which we used $163.1 million of cash on hand to fund the purchase price, our interest-earning bank balances have decreased, which is expected to result in a reduction of our interest income.

Interest income decreased to $425 thousand from $595 thousand for the nine months ended September 30, 2016 and 2015, respectively, primarily due to accretion of interest income with respect to the re-performing loans acquired in June 2014 declining to $107 thousand from $581 thousand, respectively, as a result of sales and resolutions of our re-performing loan portfolio. This decrease was partially offset by interest income on higher average interest-earning bank balances for the nine months ended September 30, 2016.

Residential property operating expenses

We incurred $15.0 million and $16.6 million for the three months ended September 30, 2016 and 2015, respectively, and we incurred $51.2 million compared to $45.9 million of residential property operating expenses for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, excluding the HOME SFR Transaction that occurred at the end of the period, we had 6,469 total REO properties, of which 3,143 were leased, compared to 6,270 REO properties, of which 2,105 were leased, at September 30, 2015. Generally, we expect to incur increasing residential property operating expenses as we convert more mortgage loans to and/or acquire more residential properties. However, we expect this increase arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $5.1 million and $12.8 million of real estate depreciation and amortization for the three and nine months ended September 30, 2016, respectively, compared to $2.1 million and $4.4 million for the three and nine months ended September 30, 2015, respectively, due primarily to growth in our rental portfolio. Our residential rental portfolio, excluding 4,262 properties acquired in the HOME SFR Transaction, increased to 4,279 properties at September 30, 2016 from 2,516 properties at September 30, 2015. We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Acquisition fees and costs

We incurred $5.2 million and $8.3 million of acquisition fees and costs for the three and nine months ended September 30, 2016, respectively, compared to $0.9 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, due primarily to $3.9 million in fees and costs incurred related to the HOME SFR Transaction and other increased rental property acquisition activity during 2016.

Selling costs and impairment

Real estate selling costs of REO held for sale were $3.2 million and $19.8 million for the three and nine months ended September 30, 2016, respectively, compared to $5.9 million and $19.7 million for the three and nine months ended September 30, 2015, respectively. As our portfolio of non-rental REO properties declines, we expect to recognized lower selling costs upon transfer of REO properties to held for sale.

No mortgage loan selling costs were recognized in the three months ended September 30, 2016 compared to $1.2 million in the three months ended September 30, 2015. We recognized $1.0 million of mortgage loan selling costs for the nine months ended September 30, 2016, respectively, compared to $1.2 million of mortgage loan selling costs for nine months ended September 30, 2015.

We recognized $8.4 million and $29.2 million of REO valuation impairment for the three and nine months ended September 30, 2016, respectively, compared to $3.6 million and $13.4 million for the three and nine months ended September 30, 2015, respectively. We record residential properties held for sale at the lower of either the carrying amount of REO or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $7.8 million and $28.0 million of mortgage loan servicing costs, primarily for advances of residential property insurance, foreclosure fees and servicing fees for the three and nine months ended September 30, 2016, respectively, compared to $13.5 million and $48.0 million for the three and nine months ended September 30, 2015, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense related to borrowings under our repurchase and loan agreements (including amortization of deferred debt issuance costs) decreased to $10.2 million from $14.4 million for the three months ended September 30, 2016 and 2015, respectively. This decrease is primarily due to a decline in average borrowings under our repurchase and loan agreements as well as a reduction in the interest rate upon renewal of one of our financing arrangements in 2016, partially offset by a general increase in market rates. We expect that our interest expense will increase following the HOME SFR Transaction due to the additional financing, but the interest rate is expected to remain consistent or decrease as a result of the interest rate under the seller financing.

Interest expense decreased to $37.1 million from $39.5 million for the nine months ended September 30, 2016 and 2015, respectively. This decrease is primarily due to a decline in average borrowings and a reduction in the interest rate upon renewal of one of our financing arrangements in 2016, partially offset by accelerated amortization of deferred costs related to two securitizations that were collapsed during the first quarter of 2016 and a general increase in market rates.

The interest rates under our repurchase and loan facilities are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

General and administrative expenses

General and administrative expenses increased slightly to $2.5 million from $2.3 million for the three months ended September 30, 2016 and 2015, respectively, primarily due to stock-based compensation expense related to awards granted under the 2016 Equity Incentive Plan during the third quarter of 2016.

General and administrative expenses increased to $9.1 million from $8.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses is primarily due to increased legal and professional costs related to a proxy contest during 2016 and stock-based compensation expense related to awards granted under the 2016 Equity Incentive Plan during the third quarter of 2016.

We reimbursed expenses to AAMC of $0.2 million and $0.6 million under the New AMA related to the compensation and benefits of the general counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf during the three and nine months ended September 30, 2016, respectively, and we reimbursed $0.8 million for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business for the first quarter of 2015 that was due to AAMC under the Original AMA.

Management fees

We incurred $4.7 million and $14.2 million of management fees for the three and nine months ended September 30, 2016, respectively, compared to $5.0 million and $25.0 million for the three and nine months ended September 30, 2015, respectively. These expenses included $4.2 million and $12.8 million in Base Management Fees and $0.5 million and $1.4 million in Conversion Fees for the three and nine months ended September 30, 2016, respectively, that were due to AAMC under the New AMA. During the nine months ended September 30, 2015, we recognized Base Management Fees of $9.4 million and Conversion Fees of $0.7 million under the New AMA as well as $14.9 million in management incentive fees (of which $6.9 million was determined to be reimbursable during the fourth quarter of 2015).

Other income and expense

We recognized $0.8 million of other expense during the nine months ended September 30, 2016 related to the settlement of a proxy contest. We recognized $1.5 million and $3.5 million of other income during three and nine months ended September 30, 2015, respectively, reflecting a $1.5 million dividend received from NewSource in the third quarter of 2015 pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter of 2015 pursuant to a professional fee sharing arrangement for negotiation of the New AMA.

Liquidity and capital resources

As of September 30, 2016, we had cash and cash equivalents of $56.9 million compared to $116.7 million as of December 31, 2015. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code, and to date in 2016, we have distributed in excess of our taxable income to maintain our quarterly dividend level of $0.15 per share. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, interest payments we receive from our portfolio of mortgage assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, securitization transactions, seller financing loan arrangements and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

From May 2013 through January 2014, we completed the three public equity offerings and, to date, we have established the following credit facilities and securitization transactions:

Repurchase and Loan Agreements

We had entered into three separate repurchase agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans in our portfolio. In March 2016, our repurchase agreement with Deutsche Bank (“DB”) expired pursuant to its terms and is no longer outstanding. Therefore, at September 30, 2016, we were party to two repurchase agreements. In addition, we entered into two loan agreements for the purpose of financing our beneficial ownership of REO properties. A description of each agreement follows below:

Each of our repurchase and loan agreements is described below:

Repurchase Agreements

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

Loan Agreements

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

•
In connection with the seller financing related to the HOME SFR Transaction, on September 30, 2016, we entered into a loan agreement (the “Original MSR loan agreement”) between HOME Borrower, the sellers (collectively, the “Lenders”) and MSR Lender LLC, as agent. Pursuant to the Original MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the Original MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the Original MSR loan agreement (the “A&R MSR loan agreement”) to revise the initial principal amount and fixed-rate spread over one-month LIBOR for each component of the MSR Loan set forth in the Original MSR loan agreement. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan under the A&R MSR loan agreement remain unchanged from the Original MSR loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018 (the “Initial Maturity Date”). HOME Borrower has the option to extend the MSR Loan beyond the Initial Maturity Date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the A&R MSR loan agreement on each maturity date. The MSR Loan is non-recourse to us and is secured by a lien on the membership interests of HOME Borrower and the acquired properties and other assets of HOME Borrower. The assets of HOME Borrower are the primary source of repayment and interest on the MSR Loan, thereby making the cash proceeds received by HOME Borrower of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by HOME Borrower to MSR Lender.

The A&R MSR loan agreement requires that HOME Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness HOME Borrower can incur, limitations on sales and dispositions of the properties and various restrictions on the use of cash generated by the operations of the properties while the MSR Loan is outstanding.

In order to hedge the interest rate risk associated with the A&R MSR loan agreement, HOME Borrower entered into an interest rate cap agreement for the initial two-year term of the MSR Loan, with a LIBOR-based strike rate equal to 2.938%.

Under the terms of our repurchase agreements with CS and Wells, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the applicable lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage assets on our behalf, or the trust will directly sell such underlying mortgage or REO assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the repurchase agreements, our applicable subsidiary is required to pay the lender interest based on LIBOR or at the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the repurchase agreements. We do not collateralize any of our repurchase facilities with cash.

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

As amended, the two remaining repurchase agreements provide for the lenders to finance our portfolio at advance rates (or purchase prices) ranging from 40% to 80% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase agreements are generally subject to the application of "haircuts." A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase agreement, for the purpose of determining whether such borrowing is adequately collateralized. As of September 30, 2016, the weighted average contractual haircut applicable to the REO properties and mortgage loans that serve as collateral for our outstanding repurchase agreements was 11.8% of the carrying value of such assets. Under these repurchase agreements, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under each of the repurchase agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase agreements and the Nomura loan agreement from December 31, 2015 to September 30, 2016 is primarily due to the sale or liquidation of NPLs and REO properties, partially offset by acquisitions of SFR properties. Our overall advance rate under the repurchase and loan agreements, excluding the A&R MSR loan agreement, increased from 55.7% at December 31, 2015 to 57.7% at September 30, 2016, primarily due to the movement of REO properties and NPLs to facilities with higher advance rates. The advance rate on the A&R MSR loan agreement is 75% of the aggregate purchase price.

The purpose of the Nomura loan agreement is to finance our beneficial ownership of single-family rental properties and other REO properties. These obligations are fully guaranteed pursuant to a guarantee made by us in favor of Nomura. The Nomura loan agreement terminates on April 16, 2017. Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by single-family rental properties and other REO properties. The aggregate maximum funding capacity for the REO properties under the Nomura loan agreement as of September 30, 2016 was $250.0 million, subject to certain sublimits, eligibility requirements and conditions precedent to each funding.

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

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended September 30, 2016, December 31, 2015 and September 30, 2015 ($ in thousands):

	Three months ended September 30, 2016	Three months ended December 31, 2015	Three months ended September 30, 2015
Balance at end of period	$1,189,253	$767,513	$929,478
Maximum month end balance outstanding during the period	1,189,253	953,586	929,478
Weighted average quarterly balance	737,049	882,874	864,995
Amount of available funding at end of period	650,006	512,431	386,699

Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of September 30, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $267.0 million.

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

Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations during the first quarter of 2016, only the ARLP 2015-1 securitization remained in force. The following table sets forth data with respect to these notes as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
September 30, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$191,950
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(964)
		$156,986
December 31, 2015
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At September 30, 2016, a total of $43.8 million in shares of our common stock had been repurchased to date under this authorization, including $18.8 million in common stock repurchased during the nine months ended September 30, 2016. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and Altisource Solutions entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions is the exclusive provider of leasing and property management services to the us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with up to approximately 3,000 additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to June 30, 2017. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons. Should we be required to pay the liquidation fee, our liquidity would be materially and adversely impacted.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Change
Net cash used in operating activities	$(86,887)	$(163,107)	$76,220
Net cash provided by investing activities	500,439	188,756	311,683
Net cash used in financing activities	(473,364)	(7,934)	(465,430)
Total cash flows	$(59,812)	$17,715	$(77,527)

Net cash used in operating activities for the nine months ended September 30, 2016 consisted primarily of net loss for the period and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans and net changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of the change in unrealized gain on mortgage loans, realized gains on our mortgage loans and real estate and changes in operating assets and liabilities, partially offset by net income.

Net cash provided by investing activities for the nine months ended September 30, 2016 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations. Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate.

Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of repayments of the notes issued by the ARLP 2014-1 and ARLP 2014-2 securitization trusts, net repayments of repurchase and loan agreements (excluding the seller financing related to the HOME SFR Transaction), repurchases of common stock and the payment of dividends. Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of net repayments of repurchase and loan agreements, repurchases of common stock and payment of dividends, partially offset by net proceeds of other secured debt.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

Recent Accounting Pronouncements

See Item 1 - Financial statements (unaudited) - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 29, 2016.

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

To date, we have not hedged the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, we may undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we may use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We entered into our first interest rate cap on September 29, 2016 in order to manage the economic risk of increases in the floating rate portion of the A&R MSR loan agreement. We will be reimbursed by the counterparty of the interest rate cap to the extent that the one-month LIBOR exceeds the strike rate based on the scheduled notional amount of the interest rate cap. We are also exposed to counterparty risk should the counterparty fail to meet its obligations under the terms of the agreement.

We currently borrow funds at variable rates using secured financings. At September 30, 2016, we had $700.0 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.0 million that was protected by the interest rate cap. The estimated aggregate fair market value of our aggregate variable rate borrowings was $1.2 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $11.9 million, respectively.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2016.

As disclosed in Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, management reported a material weakness over the review of assumptions used to determine the fair value of mortgage loans. In an effort to remediate this internal control deficiency, during the fourth quarter of 2015 and the six months ended June 30, 2016, we designed, documented and implemented additional control procedures related to the review of the assumptions utilized in the Company's determination of the fair value of the mortgage loans. As of and since June 30, 2016, we determined that such additional controls effectively remediate the material weakness described above.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error or fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2016:

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action as to us. Subsequently, plaintiffs sought and received an extension to file their opposition to the defendants' motions to dismiss to August 19, 2016, and a further extension to September 29, 2016.

On September 13, 2016, plaintiffs, Ocwen, Mr. Erbey, Mr. Faris, and Mr. Britti requested that the court transfer the case to Magistrate Judge Snow in order to assist with settlement negotiations. The court granted the request, and counsel for plaintiffs and Ocwen appeared before Magistrate Judge Snow on October 13, 2016 for a settlement conference. At the conference, plaintiffs and Ocwen reached an agreement in principle to resolve certain claims, which Ocwen has publicly disclosed it believes will be covered in full by its applicable insurance coverage. Based on our understanding of the settlement terms, we believe the settlement agreement will include our release from any and all liability in the matter. Plaintiffs filed a Settlement Term Sheet under seal on October 18, 2016. The Stipulation of Settlement is due on or before November 18, 2016. A Final Approval Hearing will be held on January 18, 2017.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2015 other than the risk factors provided below in connection with the HOME SFR Transaction and the MSR Loan. For information regarding our risk factors, you should carefully consider the risk factors discussed below as well as the risk factors provided in "Item 1A. Risk factors" in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016.

Our inability to make interest payments on the MSR Loan and/or pay principal and interest at maturity of the MSR Loan would have a material adverse effect on our results of operations and financial condition.

The MSR Loan we entered into as part of the HOME SFR Transaction is secured by the membership interests in HOME Borrower and the properties and other assets held by HOME Borrower. Upon the occurrence of a default of the payment of principal and/or interest of the MSR Loan, recourse may generally be had against the assets of HOME Borrower including the interest rate cap agreement used to hedge the interest rate risk of the MSR Loan, and the membership interests in HOME Borrower. The primary security and source of payment for the MSR Loan are the cash flows generated by the properties of HOME Borrower and the other collateral described in the A&R MSR loan agreement. Since revenues from the properties held by HOME Borrower generally serve as the primary source for monthly payments due on the MSR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of HOME Borrower to make payments with respect to the MSR Loan may be impaired. Similarly, the A&R MSR loan agreement will require HOME Borrower to make a balloon payment at the ultimate maturity date of the MSR Loan. The ability of HOME Borrower to sell and/or refinance the properties and to make the payment on the maturity date, or of HOME Equity to sell and/or refinance its equity interest in HOME Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If HOME Borrower is unable to make payments under the MSR Loan or fail to make payment at maturity, the MSR Lender would be able to take possession/title to the membership interests of HOME Borrower and the properties and other assets of HOME Borrower to satisfy and discharge the MSR Loan obligations. In such an event, our overall results of operations and financial condition would be materially adversely affected.

Even though the MSR Loan is non-recourse to us and all of our subsidiaries other than HOME Equity and HOME Borrower, we have agreed to limited bad act indemnification obligations to the MSR Lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) a portion of the principal amount of the MSR Loan and certain other obligations under the A&R MSR loan agreement in the event we cause certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

MSR, who we engaged as the property manager for the properties acquired in the HOME SFR Transaction, has a limited operating history, and we have previously had no experience with MSR. The failure of MSR to adequately perform its obligations to us or the failure of MSR to provide us with data and reports for us in reporting to the MSR Lender under the MSR Loan would have a material adverse effect on our business, results of operations and financial condition.

MSR, who we have retained to perform property management services with respect to the properties acquired in the HOME SFR Transaction, was formed in April 2012. As of the date of the HOME SFR Transaction, MSR provided property management services, including acquisition, renovation, leasing and property management, repair and maintenance and other services with respect to a portfolio of approximately 10,000 single-family rental homes, including the acquired properties.
There are no existing companies with a long-term established track record to demonstrate MSR’s successful operation over a significant period of time. It is difficult to evaluate potential future performance of MSR without the benefit of any established track records from companies implementing a similar strategy. Given MSR’s limited operating history and our limited experience working with MSR, there is no assurance that MSR will be able to adequately perform its property management obligations, including reporting requirements under the A&R MSR loan agreement, for us or that, if MSR fails in its obligations, replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions we used in targeting and acquiring the properties purchased in the HOME SFR Transaction.

Income realized from these properties may be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting MSR or its affiliates, or the financial condition or results of operations of any of the foregoing. The day-to-day property management of the acquired properties, including leasing and collection functions, is and will be performed by MSR. Prior to the HOME SFR Transaction, MSR acted as property manager for the acquired properties. In certain circumstances and subject to the restrictions set forth in the property management agreement between HOME Borrower and MSR, MSR has broad discretion with the respect to the management of the properties, including, without limitation, renovations, maintenance and all matters related to leasing, including marketing, selection of tenants and lease terms. Under the terms of the property management agreement with MSR, MSR will be required to participate in regular calls with our representatives to review its practices and provide updates regarding the performance of the acquired properties and we will also have approval rights over capital expenditures and renovation expenditures in excess of $800 and $1000, respectively. The practices of MSR and us may differ and through our rights under the property management agreement, the practices and procedures of MSR may also differ from what we would determine on our own or require a longer integration period to operate with the efficiencies we target. Consequently, performance of the properties that MSR manages may vary from the performance of the other properties in our portfolio managed by our legacy property manager, ASPS.

In certain circumstances, the A&R MSR loan agreement and the property management agreement with MSR permit us to appoint another management company satisfying certain eligibility criteria as a replacement property manager in certain circumstances, including, without limitation, if MSR fails to perform and/or fails to make timely any reports to us that HOME Borrower is required to make under the A&R MSR loan agreement. In addition, MSR Lender may, under certain circumstances cause us to replace MSR. HOME Borrower’s right to terminate MSR includes termination events tied to the performance of the properties, such as vacancy rates, retention rates, delinquency rates and rent rates. There is a high risk of a disruption in operations and possible lapse in quality when the acquired properties experience a change in operators or key leadership personnel, particularly in the transition period immediately following such changes. There is no assurance that one or more adequate replacement property managers capable of managing this large portfolio of single-family rental properties, would be available and willing to assume MSR’s duties upon terms (including the compensation) that are the same or more favorable than those set forth in the property management agreement between HOME Borrower and MSR. Even if one or more replacement property managers were engaged, there is no assurance that such replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions.

If any of these foregoing risks materialize, this would have a material adverse effect on the performance of these properties or could cause a default of our obligations under the A&R MSR loan agreement and our business, results of operations and financial condition would therefore be materially harmed.

Successful management of the properties acquired in the HOME SFR Transaction by MSR depends to a significant degree upon the continued contributions of key personnel of MSR who may be difficult to replace.

No guarantee can be made as to the continued employment of any other key executives or personnel of MSR who we will rely upon for the management of the acquired properties. Increases in the number of properties under management by MSR that we may purchase from Amherst or that MSR itself manages away from us may require MSR to hire additional qualified personnel. Continued and future success of MSR under its agreement with us also depends, in part, upon the ability of MSR to efficiently hire and retain highly skilled managerial, investment, financial and operational personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As a relatively new company, no assurance can be made that MSR will be successful in attracting and retaining such skilled personnel or in integrating any new personnel into its organization and into the property management structure for our acquired properties. Moreover, as MSR’s property management portfolio increases, the resources dedicated to us could decrease or require MSR personnel to focus on other clients other than us. Such a decrease in productivity may adversely affect the management of the acquired portfolio of properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. During the third quarter of 2016, we repurchased an aggregate of 595,542 shares of our common stock for an aggregate purchase price of approximately $6.3 million. At September 30, 2016, following such repurchases, we have remaining approximately $56.2 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as shares available for future issuance and will be available for general corporate purposes. Below is a summary of our stock repurchases for the quarter ending September 30, 2016 (dollars in thousands, except average price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
July	—	$—	2,779,603	$62,495
August	595,542	10.51	3,375,145	56,233
September	—	—	3,375,145	56,233
Quarter ended September 30, 2016	595,542	10.51	3,375,145	56,233
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

2.2
Membership Interest Purchase and Sale Agreement, dated September 30, 2016, between MSR I, LP and Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

2.3
Purchase and Sale Agreement, dated September 30, 2016, between Firebird SFE I, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed on April 8, 2013).
3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the Commission on December 5, 2012).
10.1
Property Management Services Agreement, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal LLC (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

10.2
Side Letter, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal LLC (incorporated by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

10.3
Amendment and Waiver Agreement, dated September 30, 2016, by and among Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

10.4
Loan Agreement, dated September 30, 2016, among Home SFR Borrower, LLC, as Borrower, MSR I, L.P., as a Lender, MSR II, L.P., as a Lender, and MSR Lender LLC, as Agent (incorporated by reference to Exhibit 10.4 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

10.5
Amended and Restated Loan Agreement, dated October 7, 2016, between Home SFR Borrower, LLC, as Borrower, and MSR Lender LLC, as Lender (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed on October 14, 2016).

10.6*	Form of Stock Option Award Agreement under the 2016 Equity Incentive Plan.
10.7*	Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan.
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	November 7, 2016	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer