Form 10-K
period 2016-12-31
Altisource Residential Corp
filed 2017-03-01
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Altisource Residential Corporation
(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $368.7 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2016 and the assumption that all directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 22, 2017, 53,667,631 shares of our common stock were outstanding.

Portions of the registrant's definitive proxy statement for the registrant's 2017 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Altisource Residential Corporation
December 31, 2016

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” or to our “Manager” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “ASPS” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “MSR” refer to Main Street Renewal, LLC unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets and non-rental real estate owned properties on favorable terms and on a timely basis or at all;

•	the impact of changes to the supply of, value of and the returns on single-family rental and mortgage assets;

•	our ability to acquire single-family rental properties or convert residential mortgage loans to rental properties and generate attractive returns;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rentals;

•	our ability to successfully integrate MSR as an additional property manager for our single-family rentals;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS or MSR to effectively perform their obligations under their respective agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these

ii

and other factors that could cause our future results to differ materially from any forward-looking statements contained herein, please refer to the section "Item 1A. Risk factors.”

iii

Part I

Item 1. Business

Overview

Altisource Residential Corporation (“we,” “our,” “us,” or the “Company”) is a Maryland real estate investment trust (“REIT”) focused on acquiring and managing quality, affordable single-family rental (“SFR”) properties for working class families throughout the United States. We commenced operations in December 2012. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P., and its subsidiaries (“ARLP” or the “Operating Partnership”). We operate in a single segment focused on the acquisition and ownership of residential rental properties.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees, and, as a result, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the management of our residential mortgage loans and real estate owned (“REO”) properties. On March 31, 2015, we entered into a new asset management agreement with AAMC (the “Current AMA”) with an effective date of April 1, 2015.

We have also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions, SA (“ASPS”) and Main Street Renewal, LLC (“MSR”, together with ASPS, our “Property Managers”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR portfolios. ASPS also provides similar property management, property preservation, maintenance and repair services in respect of our REO portfolio while we determine whether to convert such properties into rental properties or sell them. We believe that our relationships with our Property Managers and our access to their respective nationwide renovation and property management vendor and internal networks enables us to competitively acquire and operate large portfolios of SFR properties or individual SFR properties on a targeted basis.

We also have servicing agreements with two mortgage loan servicers with respect to the remaining mortgage loans in our portfolio.

Since we commenced operations in 2012, we have financed our business through a combination of equity offerings, repurchase agreements, warehouse lines, seller financing arrangements and securitizations.

Our Business Strategy

We are committed to being one of the top single-family rental REITs serving working class American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for our investors. We believe that our business model provides us with a competitive advantage and that our operating capabilities are difficult to replicate, which positions us to opportunistically grow and effectively manage our portfolio of SFR properties.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market to acquire rental units, which in our view offer optimal yield opportunities. In the current market, tighter credit availability for lower-income buyers and the relative scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for working class homes, our lower home acquisition costs and our careful evaluation of capital expenditure requirements prior to acquisition will offer optimal yield opportunities. We view this as a significant differentiator for us.

We expect to hold SFR property assets over the long term with a focus on developing our brand. We also believe that the forecasted growth for the SFR marketplace, in combination with our our ability to acquire high yielding assets nationwide and our projected asset management and acquisition costs, provides us with a significant opportunity to establish ourselves as a leading SFR equity REIT.

From an operational standpoint, our Property Managers both employ established, nationwide renovation and property management infrastructures that provide us with geographic reach and a low cost scalable property management structure that is difficult to replicate in the industry today. Due to these partnerships with our Property Managers, we believe that our growth is not constrained by the cost and operational obstacles associated with building a new property management services platform.

We do not need to develop our own infrastructure for the collection of rents, the completion of renovations and other operational matters critical to the management of properties on a large scale because our Property Managers have well-developed platforms to do so.

Acquisition Strategy

Through our judicious use of cash, our strong financing relationships and the sale of mortgage loans and REO properties that we determine will not become SFR properties, we have capitalized on opportunities to buy pools of stabilized rental homes and individual residential properties at attractive yields. We anticipate executing upon similar opportunities as they become available. In addition, we will continue our efforts, through our mortgage servicers, to grow our SFR portfolio through the resolution of the remaining sub-performing and non-performing loans (“NPLs”) in our portfolio, which will result in a portion of the underlying properties being converted to rental units. We also anticipate additional NPL or REO liquidations that will generate cash that we may reinvest in acquiring additional SFR properties. We believe this diversified approach provides us with more avenues of growth and provides us with an advantage over other acquisition strategies.

Initially, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans. However, as market conditions evolved and the acquisition of sub-performing and non-performing mortgage loan pools became more competitive and higher-priced, we expanded our acquisition strategy to opportunistically acquire SFR properties, both individually and in pools, in order to more quickly achieve scale in our rental portfolio while allowing us to make purchase decisions in a more informed and operationally efficient manner.

We have been successful in our pursuit of this strategy, having increased our SFR portfolio by 993% from 787 properties at December 31, 2014 to 8,603 properties at December 31, 2016 and 215% year-over-year from December 31, 2015 to December 31, 2016. We expect to continue to opportunistically source, bid on and acquire additional SFR properties that meet our targeted metrics over the course of 2017.

Access to Established Nationwide Property Management Infrastructures

Pursuant to our property management agreements with ASPS and MSR, our Property Managers provide us with, among other services, property management, leasing, renovation management and valuation services. Our arrangements with each of our Property Managers are scalable and allow us to operate and manage our SFR properties with cost and operational efficiency as well as predictability. Information with respect to each of our Property Managers is provided below:

ASPS

ASPS has developed a nationwide operating infrastructure enabled by technology and standardized and centrally managed processes. It also has a global back office organization that qualifies property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor. This technology and organizational infrastructure allows ASPS to provide services that we believe provide us with the following competitive advantages:

•
Our SFR property and sub-performing and non-performing loan portfolios typically contain properties that are geographically dispersed, requiring a cost-effective nationwide property management system; we believe the use of ASPS positions us to acquire single-family asset portfolios with large geographic dispersion;

•
ASPS provides us with full lifecycle rental property management services, including due diligence and acquisition support (i.e., title work, inspections and settlement), renovations and repairs, lease marketing, tenant management and customer care;

•
ASPS's rental marketing strategy is specifically designed to advertise listings across popular industry-focused websites, utilizing their high organic and paid search rankings to generate large volumes of prospective tenants;

•
ASPS's contracted relationships with nationwide manufacturers and material suppliers enable us to manage the ordering and delivery of flooring, appliances, paint, fixtures and lighting for all renovation and unit turn work (i.e. work associated with turnover from one tenant to the next);

•
We have direct access to ASPS's inspection and estimating application which is utilized by the third-party general contracting vendors to identify required renovation work and prepare detailed scopes of work to provide a consistent end product. In addition, this application catalogs major HVAC systems, appliances and construction materials, which can enable more accurate forecasting of long term maintenance requirements; and

•	Ongoing tenant management services are coordinated through an internal “24/7” customer service center.

As of December 31, 2016, ASPS managed more than 32,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are far more intensive to manage than tenant-occupied rentals. ASPS has the capacity to conduct more than 205,000 inspections and 117,000 repair and maintenance orders on a monthly basis and has more than 9,600 centrally managed vendors operating nationwide. ASPS also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of two top-10 bank clients and three of the largest non-bank mortgage servicers in the United States. ASPS's brokerage is the sixth largest real estate brokerage in the United States, operating in 50 states and managing over 29,000 transactions annually.

Main Street Renewal

MSR is a vertically integrated property manager, purpose built to provide end-to-end acquisition, development and management services. MSR’s centralized platform consists of teams dedicated to acquisitions, renovation, marketing and leasing, property management and other support functions. In addition, MSR’s technological partnerships provide it with proprietary technology solutions that support field efficiency and performance. Our relationship with MSR offers important diversification for our cost-effective external property management structure. Other benefits of our relationship with MSR include the following:

•	As of December 31, 2016, MSR managed approximately 11,000 homes and has substantial experience in approximately 20 of our current and target markets.

•
MSR provides us with a cost-effective renovation solution through its internal renovation and maintenance structure as well as its external vendor network. MSR has a team of dedicated personnel to oversee renovations of properties based on the approved bid prepared by an MSR inspector. All work is scheduled through local MSR personnel and MSR-certified contractors utilizing a pre-set market specific price list. MSR has negotiated substantial quantity discounts in each of its markets for products that it regularly uses during the renovation process, such as paint, appliances, HVAC systems, window blinds, carpet and flooring. MSR has also established and enforces best practices and quality consistency, reducing the costs of both materials and labor.

•
MSR's market analysis capabilities help us to optimize the yields on our SFR portfolio. MSR's in-house leasing agents work closely with its investment team to establish rental rates utilizing proprietary technology and input from its local leasing team. In establishing rental rates, MSR performs a competitive analysis of rents, the size and age of the property and many qualitative factors, such as neighborhood characteristics and access to quality schools, transportation and services.

•
MSR has an extensive in-house property management infrastructure, with technology systems, corporate process oversight and local personnel in the markets in which it operates. In these markets, property managers who are employees of MSR execute all property management functions. In addition, as part of its ongoing property management, MSR's in-house technicians conduct routine repairs and maintenance as appropriate to maximize long-term rental income and cash flows from all of the properties it manages. In addition, MSR's local property management teams make periodic neighborhood visits to monitor the condition of the homes and to ensure compliance with HOA rules and regulations.

•
MSR also manages property repairs and maintenance and tenant relations through a centralized call center, which offers a 24/7 emergency line to handle after hours issues, or through its web-based tenant platform. The maintenance call center technicians are trained to perform first level phone diagnosis and instruct self-service for minor issues to avoid on-site maintenance visits where possible. Maintenance vendors or in-house maintenance technicians are dispatched through our central maintenance call center depending on the severity of the repair.

We believe MSR's cost-effective property management infrastructure and technology-driven market analyses will result in increased long-term value for our stockholders.

In addition, MSR has a proprietary acquisition platform that is capable of simultaneously deploying capital across multiple acquisition channels and in multiple markets. The acquisition team reviews a number of factors, such as the local housing market, population growth, market economics and yield considerations. We continue to explore additional opportunities to leverage MSR's property acquisition abilities to further grow our SFR portfolio.

AAMC works directly with our Property Managers' vendor management teams and internal maintenance and repair professionals on our behalf. AAMC’s construction and vendor management team also often interfaces with the general contractors and vendors themselves to maintain relationships with the vendor networks. Through AAMC’s team, we coordinate with Property Managers and their vendor networks to establish a collective approach to the renovation management, maintenance, repair and materials supply chain in an effort to create a unified look and feel for our SFR properties.

Portfolio Overview

Real Estate Assets

We seek to acquire SFR properties with attractive return profiles. We also convert a portion of the REO properties that we acquire through resolution of our mortgage loans into SFR properties. The REO properties that we acquire through our mortgage loan resolution activities that do not meet our rental criteria are liquidated to generate cash for reinvestment in other acquisitions, repurchases of common stock, dividend distributions or such other purposes as we may determine.

Acquisitions

Our current SFR portfolio was acquired during the period from 2013 through 2016 through direct purchases of SFR properties or REO or through the resolution of our non-performing mortgage loans as set forth below:

•
On September 30, 2016, we completed the acquisition of 4,262 SFR properties from two investment funds sponsored by Amherst Holdings, LLC (“Amherst”) for an aggregate purchase price of $652.3 million. We refer to the acquisition of these properties as the “HOME SFR Transaction.”

•	On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from a third party seller for an aggregate purchase price of approximately $64.8 million.

•
On August 18, 2015, we completed the acquisition of 1,314 single-family rental properties in the Atlanta, Georgia market from a third party seller for an aggregate purchase price of approximately $111.4 million.

•
During the year ended December 31, 2014, we acquired 237 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

•
In addition, for the years ended December 31, 2016, 2015 and 2014, we converted an aggregate of 1,112, 2,443 and 3,682 mortgage loans to REO properties. We also directly acquired 714 and 98 properties on an individual basis during the years ended December 31, 2016 and 2015, respectively.

Dispositions

During the years ended December 31, 2016, 2015 and 2014, we sold 2,668, 1,321 and 221 REO properties that did not meet our rental investment criteria, respectively. Much like our disposition of NPLs, we have utilized a significant portion of the net proceeds from these sales to acquire additional SFR properties for our rental portfolio.

Real Estate Portfolio Summary

The following table presents the status of our real estate assets as of the dates indicated:

	December 31, 2016	December 31, 2015	December 31, 2014
Rental:
Leased	7,293	2,118	336
Listed and ready for rent	703	264	197
Renovation or unit turn	607	350	254
Total rental	8,603	2,732	787
Evaluating for rental strategy	1,336	2,201	2,562
Held for sale	594	1,583	611
	10,533	6,516	3,960

As of December 31, 2016, we had 10,533 properties, consisting of 9,939 properties held for use and 594 held for sale. Of the 9,939 properties held for use, 7,293 properties had been leased, 703 were listed and ready for rent and 607 were in varying stages of renovation and unit turn status. With respect to the remaining 1,336 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations, which require us to await the expiration of a redemption period before a foreclosure can be finalized. The costs of holding our REO properties during these redemption periods was considered in our pricing, which generally reduced the price we paid for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications to match our branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2015, we had 6,516 properties, consisting of 4,933 properties held for use and 1,583 properties held for sale. Of the 4,933 properties held for use, 2,118 had been leased, 264 were listed and ready for rent and 350 were in various stages of renovation. With respect to the remaining 2,201 REO properties at December 31, 2015, we were in the process of determining whether these properties would meet our rental profile.

The table below provides a summary of our real estate assets and the carrying value by state as of December 31, 2016 ($ in thousands):

Property Location	Property Count	SFR Count	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	46	23	$6,708	20.9
Arizona	47	25	13,297	22.3
Arkansas	24	9	2,329	33.3
California	244	112	90,713	37.8
Colorado	24	16	5,682	31.1
Connecticut	50	10	9,240	57.8
Delaware	22	3	4,275	35.4
Dist. of Columbia	2	—	712	107.1
Florida	1,306	1,013	199,494	27.9
Georgia	2,721	2,661	288,953	30.8
Hawaii	3	—	589	33.9
Idaho	6	2	853	37.5
Illinois	308	170	54,248	46.4
Indiana	519	464	67,624	20.9
Iowa	6	—	447	69.0
Kansas	18	16	2,547	39.0
Kentucky	41	25	4,857	30.9
Louisiana	16	7	2,096	28.4
Maine	6	—	760	54.0
Maryland	317	88	63,221	35.1
Massachusetts	69	13	15,514	78.6
Michigan	42	20	6,935	39.6
Minnesota	103	89	18,357	65.1
Mississippi	87	86	13,231	16.6
Missouri	91	75	13,299	23.5
Montana	1	—	130	24.0
Nevada	19	9	2,938	24.5
New Hampshire	4	—	579	96.9
New Jersey	188	15	30,721	59.0
New Mexico	51	19	6,157	24.5
New York	70	10	13,621	67.5
North Carolina	575	533	76,629	19.7
Ohio	55	26	7,201	35.5
Oklahoma	190	182	27,231	25.2

Oregon	21	3	4,950	35.9
Pennsylvania	126	49	17,809	58.6
Rhode Island	46	16	6,301	78.2
South Carolina	94	60	12,059	21.9
South Dakota	1	—	95	35.0
Tennessee	990	973	146,783	20.0
Texas	1,772	1,706	259,854	26.1
Utah	29	17	5,025	39.0
Vermont	5	—	705	103.5
Virginia	56	30	15,192	29.6
Washington	90	16	18,132	41.6
West Virginia	2	1	286	13.0
Wisconsin	30	11	3,668	45.4
Total real estate assets	10,533	8,603	$1,542,047	31.1
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

As of December 31, 2016, our highest concentrations of real estate were in three states, Florida, Georgia and Texas, which accounted for 5,799 properties (55.1% of our real estate assets) with an aggregate carrying value of $748.3 million (48.5% of the carrying value of our real estate assets), with the remainder dispersed among 43 other states and the District of Columbia.

Mortgage Loan Assets

The management and/or sale of our remaining portfolio of residential mortgage loans is an important focus of our business. The sale of our mortgage loans from time to time has allowed us to recycle our capital to grow our rental portfolio. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies. To help us achieve our business objectives, we continue to focus on converting a portion of our remaining sub-performing and non-performing loans to performing status and managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we continually evaluate the different alternatives with respect to our loan portfolio, including potential sales and continued resolution of such loans.

Disposition of Loans

During 2015, we also commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet our rental property criteria have been growth catalyst for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. During 2016 and 2015, we completed the sale of 1,975 and 961 mortgage loans, respectively, to unrelated third parties.

During the fourth quarter of 2016, we completed the auction process and awarded the sale of 556 re-performing mortgage loans with an aggregate unpaid principal balance (“UPB”) of $120.3 million to an unrelated third party. This sale was completed on January 23, 2017.

In addition, in January 2017, we commenced an auction process to sell an additional portfolio of 2,384 mortgage loans with an aggregate UPB of $574.4 million, representing approximately 82% of our remaining loan portfolio by UPB (excluding the 556 loans sold in January 2017). On February 15, 2017, following the auction process, we agreed in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction during the second quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all.

Following completion of the sale of this additional mortgage loan portfolio, we will have sold a substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. We may conduct additional sales of non-performing loans that do not meet our rental criteria. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

Resolution of Loans

In our operations to date, certain of our residential mortgage loans have been liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon the liquidation of loans, we have recorded net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which has resulted and could continue to result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan sales and liquidations may vary significantly depending on the resolution methodology used by us for each loan.

A portion of our residential mortgage loans have been converted into REO properties either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. The timeline to convert acquired loans into REO can vary significantly by loan, which has resulted and could continue to result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on judicial and administrative proceedings.

We anticipate that REO properties that meet our investment criteria will be converted into SFR properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property and generate cash for reinvestment in other acquisitions, repurchases of common stock, dividend distributions or such other purposes as we may determine.

Acquisitions

Due to changing market conditions and the evolution of our business model toward acquiring residential properties directly, we did not complete any residential mortgage loan portfolio acquisitions during the years ended December 31, 2016 or 2015. During 2014, we completed the acquisition of an aggregate of 8,205 residential mortgage loans having an aggregate UPB of approximately $2.1 billion. As described above, these loans subsequently were either converted into REO properties for rental or sale or were sold to unrelated third parties to generate liquidity to acquire additional SFR properties.

Mortgage Loan Portfolio Summary

As of December 31, 2016, we had 2,891 mortgage loans at fair value with an aggregate carrying value of $460.4 million. The carrying value of mortgage loans is based on our Manager's proprietary pricing model. The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value are discount rates, forecasts of future home prices, alternate resolution probabilities and foreclosure timelines. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. For a more complete description of the fair value measurements and the factors that may significantly affect the carrying value of our mortgage loans at fair value, please see Note 7 to our consolidated financial statements.

Our sub-performing and non-performing mortgage loans become REO properties when we obtain legal title to the property upon completion of the foreclosure process or as a result of our acquisition of the property via alternative resolution, such as deed-in-lieu of foreclosure. Additionally, some of the portfolios we purchased contained a small number of residential mortgage loans that have already been converted to REO.

Following the completed loan sales and resolutions, the remainder of our mortgage loans at fair value as of December 31, 2016 consisted of a diversified pool of sub-performing, non-performing and re-performing residential mortgage loans with the underlying properties located across the United States. The table below provides a summary of our mortgage loans at fair value based on the respective carrying value, UPB and market values of underlying properties as of December 31, 2016 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Alabama	12	$933	$1,768	$1,547
Arizona	13	1,709	2,380	2,401
Arkansas	11	460	840	871
California	173	71,309	81,712	106,660
Colorado	11	1,464	1,565	2,328
Connecticut	44	9,691	14,891	14,729
Delaware	20	1,747	3,050	2,911
Dist. of Columbia	29	3,452	5,343	6,153
Florida	558	79,049	126,291	127,580
Georgia	69	8,060	10,991	12,373
Hawaii	20	5,645	9,518	10,713
Idaho	2	253	257	365
Illinois	91	11,422	18,770	18,577
Indiana	75	5,641	9,553	9,220
Iowa	2	109	130	196
Kansas	3	79	251	194
Kentucky	17	1,148	2,202	1,945
Louisiana	11	871	1,415	1,452
Maine	11	894	1,936	1,714
Maryland	171	24,890	40,863	39,734
Massachusetts	108	17,797	26,868	31,116
Michigan	6	615	769	1,102
Minnesota	9	1,973	2,407	2,987
Mississippi	7	773	1,155	1,236
Missouri	18	883	1,441	1,590
Nebraska	2	117	219	210
Nevada	68	8,950	22,687	19,396
New Hampshire	2	274	393	432
New Jersey	344	43,872	91,968	74,915
New Mexico	53	4,335	6,431	7,173
New York	380	79,213	115,137	130,462
North Carolina	40	4,434	5,929	6,584
North Dakota	1	94	123	143
Ohio	26	1,830	3,237	3,449
Oklahoma	12	1,508	2,235	2,293
Oregon	26	5,834	7,974	9,116
Pennsylvania	78	7,040	11,738	12,033
Puerto Rico	1	86	189	170
Rhode Island	18	1,748	3,578	3,434
South Carolina	58	5,870	8,337	9,242
Tennessee	17	2,844	3,056	4,480
Texas	141	16,104	16,598	25,903
Utah	7	1,955	2,239	2,747

Vermont	2	241	290	367
Virginia	16	2,852	4,009	4,406
Washington	90	19,168	22,610	27,517
West Virginia	1	55	126	100
Wisconsin	17	1,153	2,247	2,006
Total mortgage loans at fair value	2,891	$460,444	$697,716	$746,272
_____________

(1)	Market value of the underlying property is based on broker price opinions (“BPOs”).

As of December 31, 2016, our highest concentrations of loans were in California, Florida, New Jersey and New York, which accounted for 1,455 loans (50.3% of our mortgage loans at fair value) with an aggregate UPB of $415.1 million (59.5% of the UPB of our mortgage loans at fair value), with the remainder dispersed among 42 other states, the District of Columbia and Puerto Rico.

The chart below sets forth our mortgage portfolio by delinquency as of December 31, 2016:

Our Strengths

We are committed to a business strategy that will enable us to grow and maintain a substantial SFR portfolio and become one of the largest nationwide single-family rental REITs. Our goal is to enhance long-term stockholder value through the execution of our business plan with a focus on our competitive strengths. Our strong competitive position is based on the following factors:

•
Acquisition Strategy Enables us to Build a Portfolio that we Expect will Provide High Yields to Stockholders. Through AAMC’s personnel and technical expertise, we have developed a valuation model that uses proprietary historical data to evaluate and project the performance of SFR assets and residential mortgage loans. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce the highest possible yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools help us to evaluate the most attractive SFR portfolios for sale while leveraging our Property Managers' property inspection, management and rental infrastructure and related data flows to identify and acquire higher yielding assets in any geographical location into which we desire to enter or expand. We intend to continue to build upon this infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience to continually build a better, more predictable model meant to achieve high rental yield portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns.

•
Relationships with our Property Managers and their Nationwide Property Management Infrastructures. With the support of our Property Managers' nationwide vendor networks, we believe that we are strategically positioned to operate SFR properties across the United States at an attractive cost structure. These vendor networks have been developed over many years, and we believe our Property Managers' infrastructures would be difficult and expensive for certain competitors and/or new market participants to replicate. We believe, therefore, that our existing relationships with ASPS and MSR, along with their respective vendor networks, give us a distinct advantage in bidding on SFR portfolios.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team and the personnel from AAMC is one of our key strengths. Our team has a broad and deep knowledge of the real estate and mortgage markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management markets. Their experience in the real estate industry brings a wealth of understanding of the markets in which we operate and can help us build our portfolio in a manner that brings the highest potential returns to stockholders. Management and its supporting teams have expertise and a multitude of contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, we have been able to strategically sell non-performing and re-performing loans to create taxable income and sustain a strong dividend while also using the liquidity generated from these sales to increase our SFR portfolio by approximately 215% in 2016. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new SFR assets will help us to appropriately value the portfolios at the time of purchase and operate them profitably as we continue to grow.

•
Strong Understanding of Mortgage Loan Management. Our key personnel have extensive experience with managing mortgage loan assets that allows us to capitalize on the servicing capabilities of our third party servicers and ensure cost effective servicing of our residential mortgage loan portfolios. We will continue to work closely with our mortgage loan servicers as we resolve the mortgage loans that remain our portfolio.

Other Services Provided by ASPS

In addition to the ASPS property management services agreement described above, we also have a trademark license agreement with ASPS that provides us with a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” We also have a support services agreement with ASPS, pursuant to which ASPS may provide services to us in areas such as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance.

During 2015, AAMC internalized certain of the support services that had been provided to us by ASPS by directly hiring 31 of the ASPS employees that had previously provided those services. We believe the direct hire of these employees has further increased the infrastructure of our Manager so that they are better able to serve us operationally while enabling ASPS to focus on the property management, maintenance and brokerage services that matter most to us. As our Manager continues to build its infrastructure, we expect that additional support services provided by ASPS will be phased out and conducted entirely by our Manager.

Our Investment Process

Our Manager continues to hire key personnel and portfolio managers with substantial experience in the real estate market. Using deep market connections and employing advanced quantitative models and reasoning, AAMC's capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of large portfolios of rented single-family properties. This expertise has enabled us to purchase a total of 6,978 SFR properties, the majority of which were stabilized rentals at acquisition, in our targeted markets since the third quarter of 2015.

Our Financing Strategy

We intend to continue to finance our investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing and other term financing, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the Current AMA. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. Our Board has appointed an Investment Committee consisting of our Chairman, our Chief Executive Officer and our Chief Financial Officer. The Investment Committee's role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell real estate assets, non-performing or sub-performing residential mortgage loans and residential mortgage backed securities. We are also authorized to offer leases on acquired SFR properties. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

The objective of the investment policy is to oversee our efforts to achieve a return on assets consistent with our business objective and to maintain adequate liquidity to meet financial covenants and regular cash requirements.

The Investment Committee is authorized to approve the financing of our investment positions through repurchase agreements, warehouse lines of credit, securitized debt and other financing arrangements, provided such agreements are negotiated with counterparties approved by the Investment Committee. We are also permitted to hedge our interest rate exposure on our financing activities through the use of interest rate swaps or caps, forwards, futures and options, subject to prior approval from the Investment Committee.

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

Broad Investment Policy Risks

Our investment policy is very broad and provides our Investment Committee and AAMC with extensive latitude to determine the types of assets that are appropriate investments for us and to make individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not typically review or approve each proposed investment by AAMC unless, for example, it falls outside our previously approved investment policy or constitutes a related party transaction.

In addition, in conducting its periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC, and the Board has delegated the oversight of certain investment decisions to the Investment Committee, which includes our Chairman of the Board of Directors. AAMC may use complex strategies, and transactions entered into by AAMC may be costly, difficult or impossible to unwind. Further, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment strategy, investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

Our Manager and the Asset Management Agreement

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Under the Current AMA, AAMC is responsible for, among other duties: (1) performing and administering all of our day-to-day operations; (2) defining investment criteria in our investment policy in cooperation with our Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing our Property Managers’ renovation, leasing and property management of our SFR properties; (6) overseeing the servicing of our residential mortgage loan portfolios; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. AAMC’s management also has significant corporate governance experience that enables it to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our Board of Directors to any business or entity competing against us in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets, (b) the carrying on of a single-family rental business or (c) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

On March 31, 2015, we entered into the Current AMA with AAMC. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure that replaces the fee structure under the original asset management agreement with AAMC (the “Original AMA”) as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested capital (as defined in the Current AMA) for the quarter multiplied by (ii) 0.25 while we have fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of average invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while we have 4,500 or more Rental Properties;

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

Under the Current AMA, AAMC continues to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital during the initial term of at least 7.0%.

Neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) by us in connection with certain change of control events.

If the Current AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Manager’s Management of the Operating Partnership

General

Substantially all of our assets are and will be held by, and substantially all of our operations will be conducted through, the Operating Partnership, either directly or through its subsidiaries or Delaware statutory trusts for its benefit. Altisource Residential GP, LLC is the sole general partner of the Operating Partnership (the “General Partner”). We own 100% of the membership interests in the General Partner. We also own 100% of the limited partnership interests of the Operating Partnership. We do not intend to list any Operating Partnership interests on any exchange or any national market system. The provisions of the limited partnership agreement are described below.

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

Terms of the Limited Partnership Agreement

Capital Contributions, Profits and Losses and Distributions

Neither the General Partner nor the limited partner is required to make any additional capital contribution to the Operating Partnership, although we intend to contribute funds generally from equity offerings, repurchase facilities, securitization financings or other financing arrangements into the Operating Partnership in order to (a) make additional acquisitions of SFR properties, (b) pay property management fees, mortgage loan servicing fees and other expenses related to the management of our assets, (c) conduct the renovation, leasing and property management services for SFR properties and (d) provide funds for general corporate purposes.

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

No partner may withdraw from the Operating Partnership except pursuant to an amendment to the limited partnership agreement signed by all of the partners. The withdrawal of the limited partner, and admission of a new or substitute limited partner, as applicable, will be effective as of the date of any such amendment. Upon the withdrawal of any partner, the withdrawing partner shall, to the extent permitted by Delaware Revised Uniform Limited Partnership Act (“DRULPA”) be entitled to payment of the balance of its capital account and shall have no further right, interest or obligation of any kind whatsoever as a partner in the Operating Partnership. We do not intend to withdraw as a partner of the Operating Partnership for the foreseeable future.

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

NewSource Investment and Divestiture

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource Reinsurance Company Ltd. (“NewSource”), an insurance and reinsurance company focused on real estate related insurance products in Bermuda. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we received a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million.

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

In addition, we have borrowed and intend to continue to borrow money to finance or refinance the acquisition of SFR properties and for general corporate purposes. Our investment policy, the assets in our portfolio, the decision to use leverage and the appropriate level of leverage will be based on AAMC’s assessment of a variety of factors, including our historical and projected financial condition, liquidity, results of operations, financing covenants, the cash flow generation capability of assets, the availability of credit on favorable terms, our outlook for borrowing costs relative to the unlevered yields on our assets, maintenance of our REIT qualification, applicable law and other factors as AAMC and/or our Board of Directors may deem relevant from time to time. Our decision to use leverage will be at AAMC’s discretion and will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of leverage that we may use.

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

REIT Qualification

We elected and qualified to be taxed as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the “Code”) beginning with our taxable year ended December 31, 2013, and we currently expect to maintain this status for the foreseeable future. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common stock. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our manner of operation enables us to meet these requirements. As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income we distribute to our stockholders.

Even though we elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and/or cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity. As discussed under “Item 1A. Risk Factors – Risks Related to Our Qualification as a REIT,” the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

Exemption from Investment Company Act

We rely on the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses… (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC Staff generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we may be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us. See “Item 1A. Risk Factors – Risks Related to Our Structure – We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.”

Employees

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Each of our executive officers is an employee, officer or both of AAMC, and they are paid by AAMC. As of December 31, 2016, AAMC had 55 full-time employees.

On January 18, 2016, AAMC hired a new dedicated General Counsel for our company. Although he is not employed by us, his primary duties are to act as our General Counsel, and he reports to our Board of Directors. We also direct and approve his compensation and reimburse AAMC for all costs associated with his employment.

Competition

We face competition from various sources for the acquisition of SFR properties. Our competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, we will rely upon AAMC's management team and their substantial industry expertise. We believe our relationship with AAMC and the terms of the Current AMA provide us with a competitive advantage and help us assess the investment risks and determine appropriate pricing. We expect our integrated approach of directly acquiring SFR properties as well as converting sub-performing and non-performing residential mortgage loans into SFR properties will enable us to compete more effectively for attractive investment opportunities.

However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team to supervise the renovation, yield management and property management services on our acquired properties. Despite these efforts, some of our competitors' SFR properties may be of better quality, be in more desirable locations than our properties or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing SFR properties that satisfy our return objectives.

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

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the SEC. These filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

Risks Related to Our Business

We have a limited and evolving operating history. If we are unable to implement our business strategy as planned, we will be materially and adversely affected.

We commenced operations approximately four years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013, and our historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to our acquisition strategy and evolving market conditions, we have not completed any residential mortgage loan portfolio acquisitions since December 2014, and we may not pursue further acquisitions of such loans. Further, there can be no assurance that the Company will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

We anticipate significant growth in our rental portfolio, which may result in our inability to effectively manage our rental portfolio, including, but not limited to, delays in renovations, poor tenant selection and other operational inefficiencies that could reduce our profitability or damage our reputation. Generally, we expect that our SFR portfolios may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of SFR properties. The timing and extent of our success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

Commencing in 2015, we began to package and sell portfolios of non-performing loans to unaffiliated third parties. We will continue to evaluate the opportunistic sale of additional portfolios of non-performing loans in the future. The timing and extent of our success in selling such assets on acceptable terms or at all cannot be predicted due to market conditions, including the demand for residential mortgage loans. It is anticipated that the proceeds generated from such transactions will be utilized, in part, to facilitate our strategy to purchase SFR properties either in bulk or on an individual basis. Our inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with our preferred timing could potentially cause a strain on our liquidity, and we may be forced to reduce prices, continue to hold such residential mortgage loans at less than ideal leverage ratios and/or bear other costs, which could materially and adversely affect our financial condition and our ability to make further acquisitions.

The success of our loan resolution efforts remains an important aspect of our business. It could take longer than originally expected, and therefore be more costly, for a significant portion of loans in any given portfolio to be converted into SFR properties or an underlying property to be liquidated or sold. Accordingly, if we are not able to generate sufficient cash flows from our loan resolution activities, we may not have cash available for distribution to our stockholders for an extended period of time.

As a result of the foregoing developments, results from prior periods are not necessarily indicative of our results for any future period, and we may not have sufficient additional capital to implement our business model. There can be no assurance that our business will be profitable or that our profitability will be sustainable. The earnings potential of our business is unproven, and our limited and evolving operating history makes it difficult to evaluate our prospects. We may not be able to implement our business strategy as planned, which could materially and adversely affect us.

We are operating in an emerging industry, and the long-term viability of our investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, single-family rental homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the SFR property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, we are subject to the risk that SFR properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected, and we may not be able to sustain the growth of our assets and results from operations that we seek.

Our failure to raise equity capital and/or obtain adequate debt financing could adversely affect our ability to increase our rental portfolio, manage our existing assets and generate stockholder returns.

Our success has been, and may continue to be, largely dependent on our ability to raise equity capital and obtain debt financing to increase the size of our rental portfolio, manage our existing assets and generate attractive stockholder returns. We require significant financial resources and rely on cost-effective leverage to maintain our obligations under our debt facilities and to continue to acquire portfolios of SFR properties. If we are unable to continue to raise equity capital or leverage our portfolio through financing facilities, our current portfolio and cash from operations may become inadequate to meet our financial obligations.

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

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to our SFR and REO properties; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in our SFR portfolio; our ability to sell residential mortgage loans on favorable terms, or at all; the success of our loan resolution efforts; the ability of borrowers to refinance our loans with other lenders; our ability to sell modified loans on favorable terms; the availability of short-term and long-term financing on favorable terms; the length of time required to convert a distressed loan into a single-family rental property; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

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

Our repurchase agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that our residential mortgage loan portfolios and single-family residential properties that collateralize these repurchase agreements do not produce consistent cash flows and require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding repurchase agreements contain, and we expect any future repurchase agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. The remedies for such events of default are also customary for these types of agreements and include the acceleration of the outstanding principal amount, requirements that we repurchase a portion or all of the collateral, the liquidation by the lender of the assets then subject to the agreements and the avoidance of other repurchase transactions with us. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

We have utilized repurchase agreements, seller financing arrangements, loan agreements and securitization transactions to finance our portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit, structured financing arrangements and term financing arrangements, among others, each of which may have similar risks to repurchase agreement financing and securitizations, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

If and when non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks, which could result in losses to us.

We currently utilize securitization and other non-recourse long-term financing for certain of our investments and intend to continue to do so if, and to the extent, available. In such structures, our lenders typically have only a claim against the assets collateralizing the debt rather than a general claim against us as an entity, subject to certain exceptions. Prior to any such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. Conditions in the capital markets may make the issuance of any such long-term facility less attractive to us. While we typically retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations or similar arrangements in the future may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and/or renew short-term facilities or to consummate long-term facilities, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Our inability to make interest payments on the seller financing obtained in connection with the HOME SFR Transaction and/or pay principal and interest would have a material adverse effect on our results of operations and financial condition.

In connection with the HOME SFR Transaction, our subsidiary that owns the properties, HOME SFR Borrower, LLC (“HOME Borrower”), borrowed approximately $489.3 million, representing 75% of the aggregate purchase price. This loan (the “MSR Loan”) is secured by the membership interests in HOME Borrower and the properties and other assets held by HOME

Borrower. Upon the occurrence of a default of the payment of principal and/or interest of the MSR Loan, recourse may generally be had against the assets of HOME Borrower, including the interest rate cap agreement used to hedge the interest rate risk of the MSR Loan and the membership interests in HOME Borrower. The primary security and source of payment for the MSR Loan is the cash flows generated by the properties of HOME Borrower and the other collateral described in the underlying loan agreement (the “MSR loan agreement”). Since revenues from the properties held by HOME Borrower generally serve as the primary source for monthly payments due on the MSR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of HOME Borrower to make payments with respect to the MSR Loan may be impaired. Similarly, the MSR loan agreement requires HOME Borrower to make a balloon payment at the ultimate maturity date of the MSR Loan. The ability of HOME Borrower to sell and/or refinance the properties and to make the payment on the maturity date or of HOME SFR Equity Owner, LLC (“HOME Equity”), an indirect subsidiary of the Company and the sole equity owner of HOME Borrower, to sell and/or refinance its equity interest in HOME Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If HOME Borrower is unable to make payments under the MSR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of HOME Borrower and the properties and other assets of HOME Borrower to satisfy and discharge the MSR Loan obligations. In such an event, our overall results of operations and financial condition would be materially adversely affected.

Even though the MSR Loan is non-recourse to us and all of our subsidiaries other than HOME Equity and HOME Borrower, we have agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) a portion of the principal amount of the MSR Loan and certain other obligations under the MSR loan agreement in the event we cause certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We may incur significant costs in renovating our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

Before renting a property, our Property Managers perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may instruct our Property Managers to undertake improvements designed to optimize overall property appeal and increase the value of the property. We expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy, poor workmanship and improper oversight by our Property Managers. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow our single-family rental portfolio, which could materially and adversely affect us.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of single-family residential property portfolios available for sale. Because we operate in an emerging industry, market conditions may be volatile, and the prices at which portfolios of single-family residential properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of single-family residential properties that we may acquire may decline over time, which could materially and adversely affect us and our growth prospects.

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

We face competition from various sources for investment opportunities, including REITs, hedge funds, private equity funds, partnerships, developers and others. Some third-party competitors have substantially greater financial resources and access to capital than we do and may be able to accept more risk than we can. Competition from these companies may reduce the number of attractive investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices of assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected.

Failure of ASPS or MSR to effectively perform their obligations under their respective agreements with us could materially and adversely affect us.

We have engaged ASPS and MSR to provide services. If for any reason our Property Managers are unable to perform the services described under these agreements at the level and/or the cost that we anticipate or fail to allocate sufficient resources to meet our needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect our performance. The performance of our SFR portfolio will be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting our Property Managers or their respective affiliates, or the financial condition or results of operations of any of the foregoing. In certain circumstances and subject to the restrictions set forth in the property management agreements between each of our Property Managers and us, our Property Managers have broad discretion with the respect to the management of the properties, including, without limitation, certain renovations, maintenance and certain matters related to leasing, including marketing and selection of tenants. Our Property Managers do not have long-term established track records to demonstrate their successful operation over a significant period of time. It is difficult to evaluate potential future performance of our Property Managers and their ability to continue to perform management services effectively or within our existing cost and expense assumptions without the benefit of such established track records.

Our Property Managers' ability to perform their obligations under the respective property management services agreements will be affected by various factors, including, among other things, their ability to hire sufficient personnel and retain key personnel, the number of our properties that they manage and the volume of properties under management for their other clients. Increases in the number of properties under management by our Property Managers that we may purchase or that the Property Managers themselves manage away from us may require them to hire additional qualified personnel. No assurance can be made that either of the Property Managers will be successful in attracting and retaining skilled personnel or in integrating any new personnel into their respective organizations and into the respective property management structures for our acquired properties. Moreover, as the size of our Property Managers' respective property management portfolios increases, the resources dedicated to us could decrease or require our Property Managers' personnel to focus on clients other than us. Such a decrease in productivity may adversely affect the management of our properties.

Our Property Managers' failure to perform the services under their respective property management agreements or our inability to retain qualified alternate service providers to replace and/or supplement them could result in a material adverse effect on us.

MSR has a limited operating history, and we have previously had no experience with MSR. The failure of MSR to adequately perform its obligations to us or the failure of MSR to provide us with data and reports for our required reporting would have a material adverse effect on our business, results of operations and financial condition.

MSR, who we have retained to perform property management services with respect to the properties acquired in the HOME SFR Transaction, was formed in April 2012. As of the date of the HOME SFR Transaction, MSR provided property management services, including acquisition, renovation, leasing and property management, repair and maintenance and other services with respect to a portfolio of approximately 10,000 single-family rental homes, including the acquired properties. Given MSR’s limited operating history and our limited experience working with MSR, there is no assurance that MSR will be able to adequately perform its property management obligations, including reporting requirements under the MSR loan agreement, for us.

The day-to-day property management of the properties acquired in the HOME SFR Transaction, including leasing and collection functions, is and will be performed by MSR. Under the terms of the property management agreement with MSR, MSR will be required to participate in regular calls with our representatives to review its practices and provide updates regarding the performance of the acquired properties, and we will also have approval rights over certain capital expenditures and renovation expenditures. The practices and procedures of MSR may differ from what we would determine on our own or the practices and procedures of ASPS and may require a longer integration period to operate with the efficiencies we target. Consequently, performance of the properties that MSR manages may vary from the performance of the other properties in our portfolio managed by ASPS.

In certain circumstances, the MSR loan agreement and the property management agreement with MSR permit us to appoint another management company satisfying certain eligibility criteria as a replacement property manager in certain circumstances, including, without limitation, if MSR fails to perform and/or fails to make timely any reports to us that HOME Borrower is required to make under the MSR loan agreement. In addition, the lender under the MSR loan agreement may, under certain circumstances, cause us to replace MSR. HOME Borrower’s right to terminate MSR includes termination events tied to the performance of the properties, such as vacancy rates, retention rates, delinquency rates and rent rates. There is a high risk of a disruption in operations and possible lapse in quality should the acquired properties experience a change in operators or key leadership personnel, particularly in the transition period immediately following such changes. There is no assurance that one or more adequate replacement property managers capable of managing this portfolio of single-family rental properties would be available and willing to assume MSR’s duties upon terms (including the compensation) that are the same or more favorable than those set forth in the property management agreement between HOME Borrower and MSR. Even if one or more replacement property managers were engaged, there is no assurance that such replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions.

If any of these foregoing risks materialize, this would have a material adverse effect on the performance of these properties or could cause a default of our obligations under the MSR loan agreement, and our business, results of operations and financial condition would therefore be materially harmed.

We may be materially and adversely affected by risks affecting the single-family rental properties in which our investments may be concentrated at any given time as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which we have a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect us. Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of our portfolio by geography, single-family rental property characteristics and/or borrower or tenant demographics. Such concentration could increase the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where our properties or borrowers are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in the areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Short-term leases of residential property expose us more quickly to the effects of declining market rents.

We anticipate that a majority of our leases to tenants of SFR properties will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants.

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we will be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not established reserves or set aside sufficient funds for such expenditures, we may have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, we may be unable or unwilling to make capital improvements or may choose to defer such improvements. If this happens, our properties may suffer from a greater risk of obsolescence or decreased marketability, a decline in value or decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

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

Our SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ single-family rental properties may be of better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we cannot assure you that we will be successful in acquiring or managing SFR properties that generate favorable returns.

If rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our operating results and cash available for distribution will decline.

The success of our business model will substantially depend on conditions in the SFR property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including the following:

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

The single-family rental market is currently significantly larger than in historical periods. We do not expect the favorable trends in the single-family rental market to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family residential properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

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

We carry commercial general liability insurance and property insurance with respect to our single-family rental properties on terms we consider commercially reasonable. However, many of the policies covering casualty losses are subject to substantial deductibles and exclusions, and we will be self-insured up to the amount of the deductibles and exclusions. For example, we may not always be fully insured against losses arising from floods, windstorms, fires, earthquakes, acts of war or terrorism or civil unrest because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a property or group of properties as well as the anticipated future revenues from affected SFR properties or groups of properties. Further, inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed.

In the event that we incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Further, if an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could adversely affect our financial condition, operating results, cash flows and ability to make distributions on our common stock.

A significant number of our single-family residential properties may be part of homeowners’ associations. We and our renters will be subject to the rules and regulations of such homeowners’ associations, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation, which may be costly.

A significant number of our single-family residential properties, when acquired, may be subject to HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our single-family residential properties may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our SFR properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, may cause us to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern our single-family residential properties may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring a single-family residential property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property (if possible), prevent us from renting such property or otherwise reduce our cash flow from such property. Any of the above-described occurrences may materially and adversely affect us.

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

We are contractually obligated to service the residential mortgage loans that we acquire. We do not have any employees, servicing platforms, licenses or technical resources necessary to service our acquired loans. Consequently, we have engaged mortgage servicers to service the mortgage loans in our portfolio. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

Difficulties in selling REO properties and/or non-performing or re-performing loans could limit our flexibility and/or harm our liquidity.

Federal tax laws may limit our ability to earn a gain on the sale of our properties if we are found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect our willingness to sell REO properties or mortgage loans under favorable conditions or if necessary for funding purposes. We typically contribute REO properties that will not meet our rental profile to our taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, our REO properties that we intend to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in our markets may limit our ability to either sell properties that we deem unsuitable for rental or change or reduce the REO properties in our portfolio promptly in response to changes in economic or other conditions. Our failure to sell or delays in selling our REO properties could potentially cause a strain on our liquidity, and we may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our financial condition.

The growth of our SFR portfolio, at least in the short term, is expected to be dependent on our ability to sell portfolios of our non-performing and re-performing mortgage loans and non-rental REO properties. If we are unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, our ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on our ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-performing mortgage loans and non-rental REOs are utilized to purchase the assets off of our repurchase facilities for which the assets are collateral. If a higher than expected portion of the sale consideration must be utilized to repurchase assets off of our facilities, our ability to purchase SFR properties may also be adversely affected, which would slow the growth of our rental portfolio.

A significant portion of the residential mortgage loans that we have acquired are, or may become, sub-performing or non-performing loans, which increases our risk of loss.

We have acquired distressed residential mortgage loans where the borrower has failed to make timely payments of principal and/or interest. Also, a portion of the performing mortgage loans in our portfolio may subsequently become sub-performing or non-performing. Under current market conditions, a significant portion of our mortgage loans have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Even though we typically paid less than the amount owed on these loans to acquire them, if actual results are different from our assumptions in determining the price for such loans, we may incur significant losses. There are no limits on the percentage of sub-performing or non-performing loans we may hold. Any loss we incur may be significant and could materially and adversely affect us.

Many of our assets may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such assets are carried if we are required to dispose of them.

The distressed residential mortgage loans we have acquired are relatively illiquid in that there are a limited number of qualified or interested parties to acquire the portfolios held for sale. Illiquidity may result from the absence of an established market for the distressed residential mortgage loans as well as legal or contractual restrictions on their resale, refinancing or other disposition. Such restrictions would interfere with subsequent sales of such loans or adversely affect the terms that could be obtained upon any disposition thereof. We have recently completed multiple sales of mortgage loan portfolios to unaffiliated third parties and will continue to evaluate the opportunistic sale of additional portfolios in the future. The timing and extent of our success in selling such assets on acceptable terms or at all cannot be predicted due to their illiquid nature. Our inability to sell portfolios of residential mortgage loans on acceptable terms and/or in accordance with our anticipated timing could potentially cause a strain on our liquidity, which could materially and adversely affect our financial condition.

Residential mortgage loan modification and refinance programs, future legislative action and other actions and changes may materially and adversely affect the supply of, value of and the returns on sub-performing and non-performing loans.

Our business model is partially dependent on the success of loan resolution efforts and the conversion of a significant portion of those loans to SFR properties. For non-performing mortgage loans, lenders may choose to delay foreclosure proceedings, renegotiate interest rates or refinance loans for borrowers who face foreclosure. Further, in recent years, the federal government has instituted a number of programs aimed at assisting at-risk homeowners and reducing the number of properties going into foreclosure or going into non-performing status.

For example, the U.S. Government, through the Federal Reserve, the Federal Housing Administration (“FHA”) and the Federal Deposit Insurance Corporation (“FDIC”), has implemented a number of federal programs designed to assist homeowners, including (i) the Home Affordable Modification Program (“HAMP”), which provides homeowners with assistance in avoiding defaults on residential mortgage loans, (ii) the Hope for Homeowners Program (the “H4H Program”), which allows certain distressed borrowers to refinance their residential mortgage loans into FHA-insured loans in order to avoid residential mortgage loan foreclosures and (iii) the Home Affordable Refinance Program (the “HARP Program”), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages. HAMP, the H4H Program, the HARP Program and other loss mitigation programs may involve, among other things, the modification of residential mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans and/or to extend the payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws that result in the modification of outstanding residential mortgage loans as well as changes in the requirements necessary to qualify for refinancing residential mortgage loans, may materially and adversely affect the value of, and the returns on, our portfolio of sub-performing and non-performing loans.

Other governmental actions may affect our business by hindering the pace of foreclosures. In recent periods, there has been a backlog of foreclosures, due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice (the “DOJ”), the Department of Housing and Urban Development (“HUD”), State Attorneys General, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve Board against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the FDIC. Legal claims brought or threatened by the DOJ, HUD and certain State Attorneys General against residential mortgage servicers and an enforcement action threatened by the OCC against residential mortgage servicers have both produced large settlements. A portion of the funds from each settlement will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlements will help many homeowners avoid foreclosures that would otherwise have occurred in the near term. It is also possible that other residential mortgage servicers will agree to similar settlements. These developments will reduce the number of homes in the process of foreclosure and decrease the supply of properties that meet our investment criteria.

In addition, the U.S. Congress and numerous state legislatures have considered, proposed or adopted legislation to constrain foreclosures or may do so in the future. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”), which supervises and enforces federal consumer protection laws as they apply to banks, credit unions and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these CFPB or other related measures will have a significant impact on foreclosure volumes or what the timing or extent of that impact would be. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand for properties in our markets.

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

Our ability to seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the residential mortgage assets in which we have invested and our expected return on those investments. We expect the timeline to convert acquired loans into SFR properties will vary significantly by loan. Certain of our acquired loans may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through our mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A portion of our investments are sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans we acquire are impacted by these issues, we may be required to recommence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our costs and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

Fair values of our mortgage loans may not be precise and may materially and adversely affect our operating results and credit availability, which, in turn, would materially and adversely affect us.

The values of our mortgage loans may not be precisely determinable. We measure the fair value of our mortgage loans monthly, but the fair value at which our mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, our fair value determination is only an estimate based on a number of factors incorporated into our mortgage loan valuation model and requires judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our assessment of the fair value of our mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of our mortgage loans are directly charged or credited to earnings for the period. If we were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of our mortgage loans, and such valuations may fluctuate over short periods of time.

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

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, which tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a residential mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry. Several legal challenges have been made disputing MERS’ legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges could negatively affect MERS’ ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies described with respect to “our inability to promptly foreclose upon defaulted residential mortgage loans could increase our cost of doing business and/or diminish our expected return on investments” may impact
MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

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

An unidentified material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In the past, we had identified a material weakness in our internal control over financial reporting. Although we successfully remediated this material weakness, there can be no assurance that additional material weaknesses will not arise in the future or that any remediation efforts will be successful. If additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for SFR properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate, which may be accentuated since we expect to generally have rent terms of one to two years;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates and availability and terms of debt financing; and

•	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

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

As an owner of real estate, we are required to comply with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations. These laws and regulations may include zoning laws, building codes, landlord-tenant laws and other laws generally applicable to our business operations. Noncompliance with laws or regulations could expose us to liability.

Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord-tenant laws or (iii) other governmental rules and regulations or enforcement policies affecting the rehabilitation, use and operation of our SFR properties, including changes to building codes and fire and life-safety codes.

Single-family residential properties that are subject to foreclosure or short-sales are subject to risks of theft, vandalism or other damage that could impair their value.

When a single-family residential property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate foreclosure proceedings, some of our properties could be impaired.

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
We may be subject to risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the sole remaining unresolved action set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in such action or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the remaining unresolved action initiated against us, there can be no assurance as to the ultimate outcome or timing of its resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suit, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of our business, we, through AAMC, our Property Managers or our mortgage servicers, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

We may incur substantial costs due to environmental contamination or non-compliance.

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our single-family residential properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we may have for such events, which could materially and adversely affect us. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect our ability to borrow against, sell or rent the affected property.

Our properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our single-family residential properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property, and the property may be subject to a tax sale. Increases in property taxes would also adversely affect our yield from rental properties. Any such occurrence may materially and adversely affect us.

Our concentrations of credit risk could have a material adverse effect on us.

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2016, we had approximately $126.7 million at financial institutions in excess of FDIC insured limits. Any event that would cause the insolvency of a financial institution at which we hold a material portion of our cash and cash equivalents and restricted cash in excess of amounts subject to FDIC deposit insurance would have a material adverse effect on our financial condition and results of operations.

Our business could be negatively affected as a result of shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of the our securities.

Activist shareholders may publicly advocate for governance, strategic or other changes at our company, and there is no assurance that, should they arise, such efforts will not be successful. Shareholder activism, including potential proxy contests such as the proxy contest the Company faced in 2016, could require significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future direction and adversely affect our relationships with key business partners. Also, we may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

Risks Related to Our Management and Our Relationships

We could have conflicts with AAMC, and our Directors or management could have conflicts of interest due to their relationship with AAMC, any of which may be resolved in a manner adverse to us.

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

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with AAMC, including, where necessary, certain of our officers recusing themselves from discussions on, and approvals of transactions with AAMC. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (independent directors constitute a majority of our Board of Directors), and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with AAMC. Although we continue to seek ways to lessen many of these conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with AAMC or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with AAMC.

Our Board of Directors has approved a very broad investment policy and guidelines for AAMC and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

AAMC is authorized to follow a very broad investment policy and, therefore, has great latitude in determining the types of assets that are proper investments for us as well as the individual investment decisions. In the future, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not typically review or approve each proposed investment by AAMC unless it falls outside the scope of our previously approved investment policy or constitutes a related party transaction. In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies, and transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly, and our agreements with ASPS may simultaneously terminate or be terminated, as applicable.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave AAMC, may become distracted by adverse financial or operational issues in connection with AAMC’s business and other activities or may fail to perform for any reason. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we have on hand an average of $50 million in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment based accounts or commingled pools of capital, however structured, having an investment strategy similar to ours, so long as its services to us are not impaired thereby. In the event AAMC provides its services to a competitor, it may be difficult for us to secure a suitable replacement to AAMC on favorable terms or at all or maintain our engagement of AAMC. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to AAMC on favorable terms, or at all. We are unable to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA and (c) by us in connection with certain change of control events. In the event we terminate the Current AMA without cause or AAMC terminates the Current AMA due to our default in the performance of any material term of the Current AMA, we may be required to pay a significant termination fee equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination. Furthermore, if the Current AMA expires or is earlier terminated, the ASPS support agreement and trademark license agreement automatically terminate; and if the Current AMA is terminated without cause, then ASPS has the right to terminate its master services agreement with us. The occurrence of any of the above described events could materially and adversely affect us.

Our Directors have the right to engage or invest in the same or similar businesses as ours.

Our Directors may have other investments and business activities in addition to their interest in, and responsibilities to, us. Under the provisions of our Charter and our bylaws (the “Bylaws”), our Directors have no duty to abstain from exercising the right to engage or invest in the same or similar businesses as ours or employ or otherwise engage any of the other Directors. If any of our Directors who are also directors, officers or employees of any other company acquires knowledge of a corporate opportunity or is offered a corporate opportunity outside of his capacity as one of our Directors, then our Bylaws provide that such Director will be permitted to pursue that corporate opportunity independently of us, so long as the Director has acted in good faith. Our Bylaws provide that, to the fullest extent permitted by law, such a Director will be deemed to have satisfied his fiduciary duties to us and will not be liable to us for pursuing such a corporate opportunity independently of us. This may create conflicts of interest between us and certain of our Directors and result in less than favorable treatment of us and our stockholders. As of this date, none of our Directors is directly involved as a director, officer or employee of a business that competes with us, but there can be no assurance that will remain unchanged in the future.

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

From time to time, we may be forced to sell properties that do not meet our investment objectives or we may need to sell properties, mortgage loans or other assets either because they do not meet our rental portfolio objectives or to satisfy our REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If we were to purchase real estate assets with a view toward re-selling them, we could be considered a “dealer” of real estate which could cause us to fail to meet our REIT requirements or such sales could be considered “prohibited transactions.” Because we have historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that we purchase as part of all-or none portfolios that are not acceptable for our portfolio and necessary to sell. Typically, we contribute REO properties that we determine will not meet our rental portfolio criteria to our taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. In addition, we have been selling our non-performing loan portfolios from our qualified REIT subsidiaries, but we expect to limit such portfolios to fewer than six in any calendar year based on guidance that fewer than six sales per year would not result in these transactions being “prohibited transactions.” The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), then any gain we recognize from such sale would not disqualify us as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes, resulting in “excess inclusion income.” As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses and certain tax-exempt U.S. stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (“RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally would bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC or other pass-through entity owning our stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to maintain our REIT qualification, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain our qualification as a REIT. In order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” we may also move or hold some of our assets or conduct activities through a TRS. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

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

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective, and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be materially and adversely affected by any such change in or any new, federal income tax law, regulation or administrative interpretation.

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

Our Charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, no person may own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of common or capital stock. A person that did not acquire more than 9.8% of our outstanding shares of common or capital stock may become subject to our Charter restrictions if repurchases by us cause such person’s holdings to exceed 9.8% of our outstanding shares of common or capital stock. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our Board of Directors will be void or will result in those shares being transferred to a charitable trust, and the person who acquired such excess shares will not be entitled to any distributions thereon or to vote those excess shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders. Our Board of Directors may also, without stockholder approval, amend our Charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of our common or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may authorize the issuance of additional shares or establish a series of common or preferred stock that may have the effect of delaying or preventing a change in control, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our Charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our common stock.

Certain provisions of Maryland law could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the Maryland General Corporate Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. An “interested stockholder” is defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner of 10% or more of our then outstanding voting stock within the last two years. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation (excluding the shares held by the interested stockholder or its affiliate the business combination is to be effected). These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

The “control share” provisions of the MGCL provide that “control shares” (generally defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) of a Maryland corporation acquired in a “control share acquisition” (defined as the acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter (excluding the control shares in question).

Our Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future. The “unsolicited takeover” provisions of the MGCL permit our Board of Directors, without stockholder approval, to implement certain provisions if we have a class of equity securities registered under the Exchange Act and at least three independent directors (which we have). These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our Charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL allowing vacancies on our Board of Directors to be filled only by the affirmative vote of the remaining directors in office.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in our actual or anticipated results of operations, liquidity or financial condition;

•	the announcement of material transactions or the failure to consummate such transactions;

•	changes in, or the failure to meet, our financial estimates or those of securities analysts;

•	the amount and timing of any cash distributions;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships, with AAMC, ASPS and MSR;

•	actual or anticipated accounting problems;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	regulatory actions;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	future equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;

•	actions by our stockholders;

•	changes to our investment strategy;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the New York Stock Exchange;

•	failure to qualify or maintain our qualification as a REIT;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of AAMC’s, and therefore our, key personnel.

The market prices of securities of public REITs have experienced fluctuations that often have been unrelated or disproportionate to the operating results or net asset values of these companies. These market fluctuations could result in extreme volatility in the market price of our common stock.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code. We currently intend to satisfy this distribution requirement through quarterly cash distributions of all or substantially all of our REIT taxable income each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report.

Our Board of Directors, in its sole discretion, will determine the amount and timing of any distributions. In making such determinations, our Board of Directors will consider all relevant factors, including, without limitation, the amount of cash available for distribution, capital expenditures and general operational requirements. Our Board of Directors will also consider our ability to successfully modify and refinance or sell distressed loans or convert them into performing single-family rental properties, and the timing thereof, and our historical and projected financial condition, liquidity and results of operations, any financing covenants, maintenance of our REIT qualification, applicable law and such other factors as our Board of Directors may deem relevant from time to time. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our Board of Directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions, nor can we assure you that sufficient cash will be available to make distributions to you. With a limited and evolving operating history, we cannot predict the amount of distributions you may receive, and we may be unable to make, maintain or increase distributions over time. There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including, without limitation, the amount of time it takes for us to deploy the net proceeds from equity raises or financing arrangements into our target assets, the amount of income we will earn from those investments, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

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

We have incurred debt and may in the future incur or issue additional debt or issue equity or equity-related securities. Upon our liquidation, lenders and holders of our debt will receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt will increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities (including limited partnership interests in our operating partnership), warrants or options, will dilute the holdings of our existing common stockholders, and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

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

The annual rent during the initial five-year term under the lease is $120,000, which increases to $130,800 per annum during the renewal term. The landlord is required to make renovations and build offices in the premises under the lease, and the renovations are expected to be completed during the second quarter of 2017. During the renovation period, the landlord has provided AAMC with approximately 4,000 square feet of temporary space, located at 36C Strand Street, Christiansted, VI 00820, at a rent of $4,000 per month.

For information concerning our mortgage loans at fair value and real estate assets, see “Item 1. Business.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2016:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and the court has not yet ruled on the motion to dismiss.

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

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming the Company, AAMC, ASPS and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws.

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action.

In early October 2016, we received notice that the plaintiffs and Ocwen had reached a settlement agreement in principal to resolve the Sokolowski action without any liability to the other defendants, including us. On October 18, 2016, a Memorandum of Understanding with respect to the settlement was filed under seal with the Court. A hearing was scheduled and occurred on January 19, 2017 for final disposition of the case, and on January 20, 2017, the Court entered an order approving the settlement and closing the case with no liability to us.

Moncavage v. Faris, et al. In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD). The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants. The action also named ASPS, Home Loan Servicing Solutions, Ltd. and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above.

On February 9, 2017, as part of the settlement of the Sokolowski matter described above, the plaintiff voluntarily dismissed the Moncavage action with no liability to us.

As a result of the foregoing descriptions of our legal proceedings, management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close of day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2016			2015
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$12.64	$8.65	$0.30	$21.70	$16.76	$0.08
June 30	11.98	8.63	0.15	22.01	16.85	1.10
September 30	11.18	8.50	0.15	17.69	13.92	0.55
December 31	12.12	9.89	0.15	15.79	11.77	0.10

The number of holders of record of our common stock as of February 22, 2017 was 58. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 11 to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2016 is incorporated herein by reference.

During the fiscal year ended December 31, 2016, no equity securities were sold by us that were not registered under the Securities Act of 1933, as amended.

Dividends

We will pay dividends at the sole and absolute discretion of our Board of Directors in the light of conditions then existing, including our earnings, taxable income, financial condition, liquidity, capital requirements, the availability of capital, applicable REIT and legal restrictions, general overall economic conditions and other factors.

In order to qualify as a REIT, we are required to distribute an amount at least equal to the sum of 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and our net capital gains) and 90% of the net income after tax, if any, from foreclosure property, less the sum of specified items of non-cash income that exceeds a percentage of our income.

During 2016, cash dividends paid on common stock totaled $0.70 per share, or an aggregate of $38.3 million, which included a dividend of $0.10 per share, or an aggregate of $5.6 million, we declared in December 2015 and paid in January 2016 and a special dividend of $0.15 per share, or an aggregate of $8.2 million, we declared in February 2016 and paid March 2016 with respective to our 2015 taxable income. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for in 2016. In addition to dividends of $0.70 per share paid in cash during 2016, we declared a dividend of $0.15 per share, or an aggregate of $8.1 million, in December 2016 that was paid in January 2017.

During 2015, cash dividends declared and paid on common stock totaled $1.73 per share, or an aggregate of $98.3 million, which included a special dividend of $0.08 per share that we declared and paid in March 2015 with respect to our 2014 taxable income. Further, with respect to our 2015 taxable income, we declared a dividend of $0.10 per share, or an aggregate of $5.6 million, in December 2015, which was paid in January 2016, and a special dividend of $0.15 per share, or an aggregate of $8.3 million, in February 2016, which was paid March 2016. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status was met for in 2015.

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. At December 31, 2016, we have remaining approximately $53.5 million authorized by our Board of Directors for share repurchases. No repurchase plan has expired during the year ended December 31, 2016.

Below is a summary of our stock repurchases for the quarter ending December 31, 2016 ($ in thousands, except per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased under Plans or Programs (1)
October 1, 2016 to October 31, 2016	—	$—	3,375,145	$56,233
November 1, 2016 to November 30, 2016	228,299	12.07	3,603,444	53,478
December 1, 2016 to December 31, 2016	—	—	3,603,444	53,478
For the quarter ended December 31, 2016	228,299	$12.07	3,603,444	$53,478
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs indices. The stock price performance graph assumes an investment of $100 in our common stock and each of the indices on December 13, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 13, 2012 to December 31,
Index	2012	2013	2014	2015	2016
Altisource Residential Corporation	$105.60	$203.07	$145.20	$110.80	$106.67
S&P 500	100.47	130.22	145.05	144.00	157.73
Russell 2000	103.05	141.18	146.17	137.82	164.66
FTSE NAREIT All Equity REITs (1)	103.15	102.33	126.31	125.07	131.03
__________

(1)	FTSE NAREIT All Equity REITs performance is reported historically on a monthly basis and therefore the total return has been calculated from November 30, 2012.

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The following table sets forth selected financial data as derived from our audited consolidated financial statements ($ in thousands, except per share data). The historical results presented below may not be indicative of our future performance. The data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report, and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013	June 7, 2012 (Inception) to December 31, 2012
Total revenue	$56,758	$248,098	$423,298	$72,297	$—
Net (loss) income	(228,028)	(46,005)	188,853	39,596	(89)
(Loss) earnings per basic share	(4.18)	(0.81)	3.36	1.67	(0.01)
(Loss) earnings per diluted share	(4.18)	(0.81)	3.34	1.61	(0.01)
Dividend per share	0.75	1.83	2.03	0.35	—

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total assets	$2,284,847	$2,450,773	$2,721,811	$1,396,347	$100,011
Repurchase and loan agreements	1,220,972	763,369	1,013,133	600,089	—
Other secured borrowings	144,099	502,599	336,698	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a Maryland REIT focused on acquiring, owning and managing SFR properties throughout the United States. We conduct substantially all of our activities through our Operating Partnership and its subsidiaries. We conduct our SFR business with the objective of becoming one of the top single-family rental REITs serving working class American families and their communities while providing robust returns on equity and long-term growth for our investors.

Through our judicious use of cash, our strong financing relationships and the sale of mortgage loans and non-rental REO properties, we have capitalized on opportunities to buy pools of stabilized homes at attractive yields, and we anticipate executing upon further such opportunities, either in pools or on a targeted, individual basis. We have been successful in executing our acquisition strategy, and, as a result, we have increased the size of our rental portfolio from 2,732 as of December 31, 2015 to 8,603 as of December 31, 2016, representing a 215% year over year increase in the size of our SFR portfolio.

Initially, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans. As market conditions have evolved and the acquisition of sub-performing and non-performing mortgage loan pools became more competitive and higher-priced, we expanded our acquisition strategy to opportunistically acquire SFR properties, both individually and in pools, in order to more quickly achieve scale in our rental portfolio.

We are managed by AAMC, on which we rely to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the management of our residential mortgage loans and REO properties.

Management Overview

The 2016 fiscal year was a transformative period for our company. During 2016, we focused on our goal of directly acquiring SFR properties as we transition to a 100% SFR equity REIT. Our portfolio of rental properties increased by 215% from 2,732 properties at December 31, 2015 to 8,603 properties at December 31, 2016, primarily due to the HOME SFR Transaction and other SFR acquisitions completed throughout the year. In addition, we have continued our efforts to resolve and/or sell a majority of our remaining mortgage loans, resulting in a decrease in our loan portfolio by approximately 54% from 7,036 loans with an aggregate UPB of $1.8 billion at December 31, 2015 to 3,474 loans with an aggregate UPB of $823.3 million at

December 31, 2016. Our disposition of re-performing and non-performing loans has continued in the ordinary course in the first quarter of 2017.

On September 30, 2016, we completed the acquisition of 4,262 high-yielding SFR properties for an aggregate purchase price of $652.3 million in two separate seller financed transactions. The properties were acquired from investment funds sponsored by Amherst. The HOME SFR Transaction enhances our presence in new and existing strategic target markets, including Florida, Texas, Georgia, and Tennessee. The HOME SFR Transaction is a significant step towards completing our transition to a 100% SFR REIT.

In connection with the HOME SFR Transaction, our subsidiary that owns the properties, HOME Borrower, borrowed approximately $489.3 million, representing 75% of the aggregate purchase price. The MSR Loan was made pursuant to a loan agreement with an ultimate maturity date of up to November 9, 2021 and a floating interest rate of one-month LIBOR plus a fixed spread. We believe that the terms of the loan were attractive in comparison to the financing terms otherwise available to us and will satisfy our financing requirements for the 4,262 SFR properties acquired for the foreseeable future. For additional information on this loan and the related loan agreement, please see “–Liquidity and Capital Resources.”

In connection with the MSR Loan, we retained MSR, the current property manager for the acquired portfolio (the “HOME SFR Portfolio”) prior to the HOME SFR Transaction, to provide property management services, including leasing and lease management, operations, maintenance, repair and property management services to us with respect to the HOME SFR Portfolio. This new property management relationship has diversified our property management infrastructure already in place with ASPS. We believe that our property management agreements with MSR and ASPS are, and will be, key drivers of efficiency and cost management in our business model and will provide us with scalable, established, geographically dispersed property management infrastructures to support our portfolios of SFR properties. Importantly, our external property management structure allows us to achieve scale in our SFR portfolio without incurring the substantial costs of developing our own nationwide property management infrastructure, which we believe will allow us to meet our return objectives.

We are continuing efforts to acquire additional portfolios from Amherst. On February 28, 2017, we executed a non-binding letter of intent to purchase up to an additional 3,500 rental homes with seller financing from two entities sponsored by Amherst, with the first closing expected to occur in the first quarter of 2017. This transaction is subject to negotiation of definitive purchase agreements and our completion of due diligence. There can be no assurance that we will be able to complete these acquisitions on a timely basis or at all.

In addition to the HOME SFR Transaction, during 2016, we continued our efforts to sell certain mortgage loans to take advantage of attractive market pricing and use the proceeds to acquire SFR assets that meet our targeted returns. We successfully completed the sale of 1,975 loans during the year ended December 31, 2016. In addition, we completed the sale of 556 re-performing mortgage loans on January 23, 2017, and, on February 15, 2017, we agreed to the sale of an additional 2,384 mortgage loans with an aggregate UPB of $574.4 million, which is targeted to close in the second quarter of 2017. Further, we have continued to make significant progress on the sale of our non-rental REO properties with 2,668 of such properties sold during 2016. We expect that mortgage loan and REO property sales will continue to enable us to recycle capital to purchase stabilized rental homes at attractive yields, to repurchase our common stock or to utilize the proceeds for such other purposes as we may determine.
Our lenders continue to support our SFR strategy. Our success during 2016 resulted in key improvements to our financing structure, including the following:

•
In April 2016, we increased the size of our loan facility with Nomura Corporate Funding Americas, LLC (“Nomura”) from $200 million to $250 million and extended the facility for an additional year to April 2017;

•	In September 2016, we completed the seller financing arrangement with respect to the HOME SFR Transaction described above, which provided $489.3 million of financing;

•
In November 2016, we increased the size of our repurchase facility with Credit Suisse (“CS”) from $350.0 million to $600.0 million (subject to scheduled reductions of available financing), improved our financing loan-to-value rates and extended the facility to November 2017; and

•	In order to optimize our cash flow and leverage, concurrently with the CS amendment in November 2016, we terminated our repurchase agreement with Wells Fargo, National Association (“Wells”).

We are also exploring additional term financing opportunities in the marketplace to further transform our debt footprint into more long-term arrangements to replace and/or supplement the shorter-term repurchase facilities.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at a best-in-class yield.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately-priced single-family home market to acquire rental units, which in our view offer better yield opportunities. In the current market, tighter credit availability for lower-income buyers and the scarcity of institutional buyers should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for working class homes, our lower home acquisition costs and our careful evaluation of capital expenditure requirements prior to acquisition will offer optimal yield opportunities. We view this as a significant differentiator for us.

Portfolio Overview

Real Estate Assets

As of December 31, 2016, we owned 10,533 single-family residential properties with an aggregate carrying value of $1.5 billion, of which 9,939 properties were held for use and 594 properties were held for sale. Of the 9,939 properties held for use, 7,293 properties had been leased, 703 were listed and ready for rent, and 607 were in varying stages of renovation and unit turn status. With respect to the remaining 1,336 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection.

As of December 31, 2015, we owned 6,516 single-family residential properties with an aggregate carrying value of $986.4 million, of which 4,933 properties were held for use and 1,583 properties were held for sale. Of the 4,933 properties held for use, 2,118 properties had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the status of our real estate assets as of the dates indicated:

	December 31, 2016	December 31, 2015	December 31, 2014
Rental:
Leased	7,293	2,118	336
Listed and ready for rent	703	264	197
Renovation or unit turn	607	350	254
Total rental	8,603	2,732	787
Evaluating for rental strategy	1,336	2,201	2,562
Held for sale	594	1,583	611
	10,533	6,516	3,960

The following table presents a summary of our SFR properties by market as of December 31, 2016:

Property Location	Property Count	SFR Count	Leased SFR
Georgia	2,721	2,661	2,286
Texas	1,772	1,706	1,367
Florida	1,306	1,013	829
Tennessee	990	973	912
North Carolina	575	533	493
Other	3,169	1,717	1,406
Total	10,533	8,603	7,293

Real Estate Acquisitions

On September 30, 2016, we acquired a portfolio of 4,262 SFR properties in the HOME SFR Transaction for an aggregate purchase price of $652.3 million.

On March 30, 2016, we completed the acquisition of 590 SFR properties for an aggregate purchase price of approximately $64.8 million.

On August 18, 2015, we completed the acquisition of 1,314 SFR properties for an aggregate purchase price of approximately $111.4 million.

During the third quarter of 2015, we initiated a program to purchase SFR properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. During the years ended December 31, 2016 and 2015, we acquired 714 and 98 SFR properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $71.8 million and $8.6 million, respectively. Lastly, during the year ended December 31, 2014, we acquired 237 REO properties as part of our mortgage loan portfolio acquisitions. The aggregate purchase price attributable to these acquired REO properties was $34.1 million.

Real Estate Dispositions

During the years ended December 31, 2016, 2015 and 2014, we sold 2,668, 1,321 and 221 REO properties, respectively, and recorded $117.6 million, $50.9 million and $9.5 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Beginning count of real estate assets	6,516	3,960	262
Acquisitions	5,566	1,412	237
Dispositions	(2,668)	(1,321)	(221)
Mortgage loan conversions to REO, net (1)	1,112	2,465	3,682
Other additions	7	—	—
Ending count of real estate assets	10,533	6,516	3,960
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of December 31, 2016, our portfolio of mortgage loans at fair value consisted of 2,891 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $697.7 million and an aggregate market value of underlying properties of $746.3 million. We also owned 583 mortgage loans held for sale having an aggregate UPB of approximately

$125.6 million and an aggregate market value of underlying properties of approximately $153.6 million as of December 31, 2016.

As of December 31, 2015, our portfolio of mortgage loans consisted of 5,739 loans, substantially all of which were non-performing, having an aggregate UPB of approximately $1.4 billion and an aggregate market value of underlying properties of $1.3 billion. We also owned 1,297 mortgage loans held for sale having an aggregate UPB of approximately $440.4 million and an aggregate market value of underlying properties of approximately $465.0 million as of December 31, 2015.

Mortgage Loan Acquisitions

Due to changing market conditions and the evolution of our business model toward acquiring homes directly, we did not complete any residential mortgage loan portfolio acquisitions during the years ended December 31, 2016 and 2015.

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

Mortgage Loan Resolutions and Dispositions

During the years ended December 31, 2016, 2015 and 2014, we resolved 475, 590 and 735 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, we sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these resolutions and disposals, we recorded $35.8 million, $58.1 million and and $55.8 million of net realized gains on mortgage loans during the years ended December 31, 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, we sold a total of 1,975, 824 and 770 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $50.2 million, $36.4 million and $2.8 million of net realized gains on mortgage loans held for sale during the years ended December 31, 2016, 2015 and 2014, respectively.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Mortgage Loans at Fair Value (1)
Beginning count of mortgage loans at fair value	5,739	10,963	8,054
Acquisitions	—	—	7,326
Resolutions and dispositions	(475)	(727)	(735)
Transferred to held for sale, net	(1,261)	(2,054)	—
Mortgage loan conversions to REO, net (2)	(1,112)	(2,443)	(3,682)
Ending count of mortgage loans at fair value	2,891	5,739	10,963
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

The Current AMA with AAMC

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

On March 31, 2015, we entered into the Current AMA with AAMC. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure that replaces the fee structure under the Original AMA as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested equity capital for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 Rental Properties. The Base Management Fee percentage increases to 1.75% of average invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while we have 4,500 or more Rental Properties;

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

Under the Current AMA, AAMC continues to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital during the initial term of at least 7.0%. The Original AMA also had a 15 year term but provided us with significant termination rights, including the ability to terminate the agreement if the Board of Directors determined, in its sole discretion, that AAMC's performance was unsatisfactory or its compensation was unreasonable. However, under the Current AMA, our termination rights are significantly limited. Under the Current AMA, neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) us for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA or (c) us in connection with certain change of control events.

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of the following:

i.
Rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. As we acquire more SFR properties and as we renovate and deem suitable for rent a greater number of our REO properties, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates.

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

iv.
Change in unrealized gains from the change in fair value of loans. The fair value of each of our mortgage loans is adjusted in each reporting period as the loan proceeds to a particular resolution (i.e., modification, liquidation or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As we acquire more SFR properties and as we renovate and deem suitable for rent a greater number of our REO properties, we expect that a greater portion of our revenues will be rental revenues. For the NPLs we have converted to REO to date, the average number of days to determine whether a property met our rental profile was 250 days for the 352 properties on which renovations began during 2016. The average renovation expense was $22,777 per property for the 1,580 renovations completed during 2016, the average number of days between commencement of renovation and listing of the property for rent was 76 days for 340 properties for which renovation began during 2016, and the average number of days from listing to leasing a property was 44 days for 597 properties listed in 2016. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly as a percentage of our SFR properties that are leased or available for lease. Our occupancy rate at December 31, 2016 was 91.2%. Our rental properties had an average annual rental rate of $14,292 per home for the 7,293 properties that were leased at December 31, 2016.

Although we seek to convert the majority of the REO properties we acquire to rental properties, we also sell the properties that do not meet our rental investment criteria to generate additional cash for reinvestment in other acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

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

Expenses

Our expenses primarily consist of residential property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses, certain expense reimbursements to our Manager as well as management fees to our Manager under the Current AMA. Under the Original AMA, a larger portion of our expenses related to employee compensation and other expense reimbursements to AAMC, but under the Current AMA, we are not required to reimburse AAMC for its compensation expense other than for our dedicated General Counsel and Secretary. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-

cash expense associated with the ownership of real estate, which is depreciated on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimated and actual costs incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. The fees to our Manager consist of compensation due to AAMC under the applicable asset management agreement. Under the Original AMA, fees to our Manager were based on the amount of cash available for distribution to our stockholders for each period. Under the Current AMA, the management fees we pay to AAMC are a Base Management Fee based on a percentage of our average invested capital (as defined in the Current AMA), a Conversion Fee for assets that are converted to single-family rentals during each quarter and an Incentive Management Fee calculated as a percentage of our return on invested capital that exceeds a minimum threshold for each period. The percentage payment on each of these metrics will vary based on our number of leased properties. With the completion of the HOME SFR Transaction on September 30, 2016, the Base Management Fee percentages increased to 2.0% and the Incentive Management Fee percentage increased to 25%.

Other Factors Affecting Our Consolidated Results

We expect our results of operations to be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and execute upon SFR properties and other single-family residential assets. We believe that there is currently a large potential supply of SFR and REO properties available to us for acquisition. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR and REO properties may be irregularly timed and may at times involve large or small portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, warehouse lines of credit, seller financing arrangements, securitization financing, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Loan Resolution Activities

The management and/or sale of our remaining portfolio of residential mortgage loans is an important focus of our business. The sale of our mortgage loans from time to time has allowed us to recycle our capital to grow our rental portfolio. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we continue to focus on (1) converting a portion of our remaining sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we continually evaluate the different alternatives with respect to our loan portfolio including potential sales, continued resolution and possible acquisitions of such loans.

Disposition of Loans

During 2015, we also commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet our rental property criteria have been growth catalyst for our company, allowing us to recycle capital that we may use to purchase rental properties that meet our return profile. During 2016 and 2015, we completed the sale of 1,975 and 961 mortgage loans, respectively, to unrelated third parties.

During the fourth quarter of 2016, we completed the auction process and awarded the sale of 556 re-performing mortgage loans with an aggregate UPB of $120.3 million to an unrelated third party. This sale was completed on January 23, 2017.

In addition, in January 2017, we commenced an auction process to sell an additional portfolio of 2,384 mortgage loans with an aggregate UPB of $574.4 million, representing approximately 82% of our remaining loan portfolio by UPB (excluding the 556 loans sold in January 2017). On February 15, 2017, following the auction process, we agreed in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction during the second quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties.

Following completion of the sale of this additional mortgage loan portfolio, we will have sold a substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. We may conduct additional sales of non-performing loans that do not meet our rental criteria. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

Resolution of Loans

In our operations to date, certain of our residential mortgage loans have been liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. Upon liquidation of a loan, we have recorded net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans. We expect the timeline to liquidate loans will vary significantly by loan, which has resulted and could continue to result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan sales and liquidations may vary significantly depending on the resolution methodology used by us for each loan.

A portion of our residential mortgage loans have been converted into REO properties either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. The timeline to convert acquired loans into REO can vary significantly by loan, which has resulted and could continue to result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on judicial and administrative proceedings.

We anticipate that REO properties that meet our investment criteria will be converted into SFR properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property and generate cash for reinvestment in other acquisitions, repurchases of common stock, dividend distributions or such other purposes as we may determine.

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

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Rental revenues

Rental revenues increased to $48.6 million for the year ended December 31, 2016 compared to $13.2 million for the year ended December 31, 2015. The number of leased properties increased to 7,293 at December 31, 2016 from 2,118 at December 31, 2015, primarily due to the successful completion of the HOME SFR Transaction and our other SFR property acquisitions since the third quarter of 2015.

We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional single-family residential properties. Our rental revenues will depend primarily on the number of SFR properties as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Our change in unrealized gains on mortgage loans decreased to $(195.9) million for the year ended December 31, 2016 from $88.8 million for the year ended December 31, 2015. These declines were primarily due to the reclassification of net realized gains on resolutions and dispositions of mortgage loans and dispositions of REOs, fewer REO conversions and lower accretion as the total mortgage loan portfolio has decreased by approximately 54% since December 31, 2015. This decline was further exacerbated by the fact that we have not purchased any portfolios of mortgage loans since December 2014, which led to fewer loans available for conversion to REO. The change in unrealized gains for the years ended December 31, 2016 and 2015 can be categorized into the following three components:

•
First, we recognized an aggregate of $46.0 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2016 compared to $91.3 million for the year ended December 31, 2015. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the year ended December 31, 2016, we converted a net of 1,112 mortgage loans to REO status compared to a net of 2,465 mortgage loans converted to REO status during the year ended December 31, 2015;

•
Second, we recognized an aggregate change in unrealized gains of $(8.0) million from the net change in the fair value of loans for the year ended December 31, 2016 compared to an increase in fair value of $122.4 million during the year ended December 31, 2015. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the year ended December 31, 2016, the fair value of our mortgage loans was impacted primarily by changes in our assumptions applied in the estimation of fair value; and

•
Third, we reclassified an aggregate of $233.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the year ended December 31, 2016. This compares to an aggregate of $124.9 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2015.

Through the resolution and sale of NPLs during the year ended December 31, 2016, our portfolio of mortgage loans at fair value has decreased from 5,739 loans at December 31, 2015 to 2,891 loans at December 31, 2016. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $35.8 million for the year ended December 31, 2016 from $58.1 million for the year ended December 31, 2015, principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 475 mortgage loans in the year ended December 31, 2016 compared to resolutions and dispositions of 727 mortgage loans in the year ended December 31, 2015, primarily through short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale increased to $50.2 million for the year ended December 31, 2016 from $36.4 million for the year ended December 31, 2015. This increase was principally due to the sale of 1,975 loans during the year ended December 31, 2016 compared to 824 loans during the year ended December 31, 2015.

Net realized gain on real estate

Net realized gains on real estate increased to $117.6 million for the year ended December 31, 2016 from $50.9 million for the year ended December 31, 2015. This was principally due to an increase in realized gains recognized on the disposition of 2,668 REO properties during 2016 compared to 1,321 properties during 2015.

Interest income

Interest income decreased to $0.5 million from $0.6 million for the year ended December 31, 2016 and 2015, respectively, primarily due to accretion of interest income with respect to the re-performing loans acquired in June 2014 declining to $0.1 million from $0.6 million as a result of sales and resolutions of our re-performing loan portfolio. This decrease was partially offset by interest income on higher average interest-earning bank balances for the year ended December 31, 2016.

Residential property operating expenses

We incurred $70.2 million compared to $66.3 million of residential property operating expenses for the year ended December 31, 2016 and 2015, respectively.

At December 31, 2016, we had 10,533 properties, of which 7,293 were leased, compared to 6,516 properties, of which 2,118 were leased, at December 31, 2015. Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties and/or convert more mortgage loans to REO. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating strategy will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $27.0 million of real estate depreciation and amortization for the year ended December 31, 2016 compared to $7.5 million year ended December 31, 2015 due primarily to growth in our rental portfolio. At December 31, 2016, our residential rental portfolio increased to 8,603 properties compared to 2,732 properties at December 31, 2015. We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Acquisition fees and costs

Acquisition fees and costs increased to $9.3 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015 due primarily to $3.9 million in fees and costs incurred related to the HOME SFR Transaction and other increased rental property acquisition activity during 2016.

Selling costs and impairment

Real estate selling costs of REO held for sale were $23.2 million for the year ended December 31, 2016 compared to $33.6 million for the year ended December 31, 2015. As our portfolio of non-rental REO properties declines, we expect to recognize lower selling costs upon transfer of REO properties to held for sale.

We recognized $1.5 million of mortgage loan selling costs for the year ended December 31, 2016 compared to $2.1 million of mortgage loan selling costs for the year ended December 31, 2015.

We recognized $33.2 million of valuation impairment on our real estate assets for the year ended December 31, 2016 compared to $36.5 million for the year ended December 31, 2015. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $34.6 million of mortgage loan servicing costs, primarily for advances of residential property insurance, foreclosure fees and servicing fees for the year ended December 31, 2016 compared to $62.3 million for the year ended December 31, 2015. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense related to borrowings under our repurchase and loan agreements and our other secured borrowings (including amortization of deferred debt issuance costs) increased slightly to $53.9 million for the year ended December 31, 2016 from $53.7 million for the year ended December 31, 2015, primarily due to the accelerated amortization of deferred debt issuance costs upon the termination of our two securitization facilities and one repurchase agreement and general increases in the variable rate components of our repurchase and loan agreements, partially offset by a decline in average total borrowings and a reduction in the fixed interest component upon renewal of one of our financing arrangements in 2016.

The interest rates under our repurchase and loan facilities are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and additional portfolios.

Share-based compensation

Share-based compensation expense increased to $1.3 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015, primarily due to awards being granted to employees of AAMC in August 2016 pursuant to the Altisource Residential Corporation 2016 Equity Incentive Compensation Plan (the “2016 Equity Incentive Plan”). Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors.

General and administrative expenses

General and administrative expenses increased slightly to $10.6 million from $10.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in general and administrative expenses is primarily due to increased legal and professional costs related to a proxy contest during 2016 and professional fees associated with various transactions, partially offset by reduced litigation-related expenses incurred during 2016.

We reimbursed expenses to AAMC of $0.8 million under the Current AMA related to the compensation and benefits of the general counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf during the year ended December 31, 2016, and we reimbursed $0.8 million for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business for the first quarter of 2015 that was due to AAMC under the Original AMA.

Management fees

We incurred $19.2 million of management fees for the year ended December 31, 2016 compared to $23.0 million for the year ended December 31, 2015. These fees included $17.3 million in Base Management Fees and $1.8 million in Conversion Fees for the year ended December 31, 2016 that were due to AAMC under the Current AMA. During the year ended December 31, 2015, we recognized Base Management Fees of $13.9 million and Conversion Fees of $1.0 million under the Current AMA as well as $8.0 million in management incentive fees under the Original AMA.

No Incentive Management Fee under the Current AMA was payable to AAMC under the Current AMA during 2016 because our return on average invested capital (as defined in the Current AMA) for each of the seven quarters covered by the Current AMA was below the required hurdle rate. Under the Current AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of December 31, 2016, the aggregate return shortfall from the prior seven quarters under the Current AMA was approximately 47.27% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

Other income and expense

We recognized $0.8 million of other expense during the year ended December 31, 2016 related to the settlement of a proxy contest. We recognized $3.5 million of other income during the year ended December 31, 2015 reflecting a $1.5 million dividend received from NewSource in the third quarter of 2015 pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter of 2015 pursuant to a professional fee sharing arrangement for negotiation of the Current AMA.

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

Change in unrealized gain on mortgage loans

Our change in unrealized gains on mortgage loans decreased to $88.8 million for the year ended December 31, 2015 from $350.8 million for the year ended December 31, 2014. This decrease was primarily related to lower unrealized gains on loans converted to REO status and continued friction costs due to our servicing transfers during 2015. This decline was further emphasized by the fact that we did not purchase any portfolios of mortgage loans in 2015, which led to fewer loans available for conversion to REO. Further, the timeline to resolution for our mortgage loan portfolios may extend beyond our original expectations. In the absence of newly acquired loans, we expect the amount of unrealized gains to decline as the portfolio ages.

The net unrealized gains for the year ended December 31, 2015 and 2014 can be categorized into the following three components:

•
First, we recognized an aggregate of $91.3 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2015 compared to $124.9 million for the year ended December 31, 2014. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the year ended December 31, 2015, we converted a net of 2,465 mortgage loans to REO status compared to a net of 3,682 mortgage loans converted to REO status during the year ended December 31, 2014;

•
Second, we recognized an aggregate of $122.4 million in unrealized gains from the net increase in the fair value of loans for the year ended December 31, 2015 compared to $241.9 million in unrealized gains during the year ended December 31, 2014; and

•
Third, we reclassified an aggregate of $124.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the disposition of mortgage loans for the year ended December 31, 2015. This compares to an aggregate of $22.6 million (net of $6.6 million of gains reclassified on REO sold) reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2014.

Through resolution of mortgage loans and the transfer of 2,054 mortgage loans to held for sale, our portfolio of mortgage loans at fair value has decreased from 10,963 loans at December 31, 2014 to 5,739 loans at December 31, 2015.

Net realized gain on mortgage loans

Net realized gains on mortgage loans increased to $58.1 million for the year ended December 31, 2015 from $55.8 million for the year ended December 31, 2014, principally due to slightly improved average resolution economics. We resolved or disposed of 727 mortgage loans at fair value during the year ended December 31, 2015 compared to our resolution of 735 mortgage loans at fair value during the year ended December 31, 2014. These resolutions occurred primarily through short sale, refinancing or other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale increased to $36.4 million for the year ended December 31, 2015 from $2.8 million for the year ended December 31, 2014. This increase was principally due to the difference in the composition of the pools of mortgage loans sold in the respective year. The 824 mortgage loans held for sale that were sold during the year ended December 31, 2015 consisted primarily of non-performing loans that we sold as attractive market opportunities became available. The 770 mortgage loans held for sale that were sold during the year ended December 31, 2014 consisted of re-performing loans that were acquired during June 2014 and were sold shortly after acquisition.

Net realized gain on real estate

Net realized gains on real estate were $50.9 million for the year ended December 31, 2015, during which we disposed of 1,321 residential properties, compared to $9.5 million for the year ended December 31, 2014, during which we disposed of 221 residential properties.

Interest income

Interest income decreased to $0.6 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2014, primarily due to dispositions of the re-performing loans acquired in June 2014. During the year ended December 31, 2015, we accreted $0.6 million into interest income with respect to these re-performing loans compared to $2.6 million for the year ended December 31, 2014.

Residential property operating expenses

We incurred $66.3 million of residential property operating expenses for the year ended December 31, 2015 as compared to $26.0 million for the year ended December 31, 2014, primarily due to increases in the scale of our real estate portfolio. At December 31, 2015, we had a total of 6,516 properties, of which 2,118 were leased, compared to 3,960 properties, of which 336 were leased, as of December 31, 2014.

Real estate depreciation and amortization

We incurred $7.5 million of real estate depreciation and amortization for the year ended December 31, 2015 compared to $1.1 million for the year ended December 31, 2014, reflecting the growth in our rental portfolio.

Acquisition fees and costs

We incurred $2.3 million of acquisition fees and costs for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. This decrease is primarily due to the reduced level of acquisition activity during the first half of 2015.

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

Interest expense

We incurred $53.7 million of interest expense (including amortization of deferred financing costs) for the year ended December 31, 2015 compared to $35.8 million for the year ended December 31, 2014. This increase was primarily related to increased average borrowings under our repurchase and loan agreements and our other secured borrowings and general increases in market interest rates.

Share-based compensation

Share-based compensation expense was $0.2 million for both the years ended December 31, 2015 and 2014. Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors.

General and administrative expenses

General and administrative expenses decreased to $10.1 million for the year ended December 31, 2015 from $13.3 million for the year ended December 31, 2014, primarily due to decreased expense reimbursements paid to AAMC under the Original AMA declining to $0.8 million from $6.1 million, respectively, partially offset by increased litigation-related expenses.

Management fees

We incurred $23.0 million of management fees for the year ended December 31, 2015 compared to $68.0 million for the year ended December 31, 2014. These expenses included $8.0 million in incentive management fees under the Original AMA as well as $13.9 million of Base Management Fees and $1.0 million of Conversion Fees under the Current AMA for the year ended December 31, 2015 compared to $67.9 million of management incentive fees under the Original AMA for the year ended December 31, 2014.

Other income

Other income was $3.5 million for the year ended December 31, 2015, reflecting a dividend of $1.5 million received from NewSource in the third quarter pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter pursuant to a professional fee sharing arrangement for negotiation of the Current AMA. Other income was $2.5 million for the year ended December 31, 2014, primarily reflecting $2.2 million of dividends we received from NewSource pursuant to the terms of our preferred stock investment.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $106.3 million compared to $116.7 million as of December 31, 2015. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and to make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the Current AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

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

Repurchase and Loan Agreements

We had entered into three separate repurchase agreements and two loan agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans, two of which expired or were terminated during 2016 pursuant to their terms and are no longer outstanding. Therefore, at December 31, 2016, we were party to one repurchase agreement and two loan agreements. Below is a description of each agreement outstanding during the year ended December 31, 2016:

Repurchase Agreements

•
CS is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014, 2015 and 2016, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS repurchase agreement will decrease incrementally on each of January 31, 2017; February 28, 2017; June 30, 2017 and September 30, 2017 to an aggregate of $350 million as of September 30, 2017.

•
Deutsche Bank (“DB”) was the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

•
Wells was the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). During November 2016, we terminated the Wells repurchase agreement and transferred the collateral to the CS repurchase agreement.

Loan Agreements

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million.The Nomura loan agreement was amended during 2015 and 2016, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016 with a maturity date of April 6, 2017.

•
In connection with the seller financing related to the HOME SFR Transaction, on September 30, 2016, we entered into a loan agreement (the “MSR loan agreement”) between HOME Borrower, the sellers (collectively, the “Lenders”) and MSR Lender LLC, as agent. Pursuant to the MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders. Effective October 14, 2016, the MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR loan agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018 (the “Initial Maturity Date”). HOME Borrower has the option to extend the MSR Loan beyond the Initial Maturity Date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR loan agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of December 31, 2016 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2016, an aggregate of $1.2 billion was outstanding under our repurchase and loan agreements. The CS repurchase agreement and the Nomura loan agreement are fully guaranteed by us.

Terms and covenants related to the CS repurchase agreement

Under the terms of the CS repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS repurchase agreement, our applicable subsidiary is required to pay the lender interest based on the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the CS repurchase agreement. We do not collateralize any of our repurchase facilities with cash.

The CS repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS repurchase agreement contains customary events of default.

Terms and covenants related to the Nomura loan agreement

Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura loan agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

The Nomura loan agreement requires us to maintain various financial and other covenants, including a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the Nomura loan agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura loan agreement and the liquidation by Nomura of the SFR and REO properties then subject thereto.

Terms and covenants related to the MSR loan agreement

Under the terms of the MSR loan agreement, the MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The MSR Loan is non-recourse to us and is secured by a lien on the membership interests of HOME Borrower and the acquired properties and other assets of HOME Borrower. The assets of HOME Borrower are the primary source of repayment and interest on the MSR Loan, thereby making the cash proceeds received by HOME Borrower of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by HOME Borrower to MSR Lender. The MSR loan agreement requires that HOME Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness HOME Borrower can incur, limitations on sales and dispositions of the properties securitizing the MSR loan, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the MSR Loan is outstanding. We have limited indemnification obligations for wrongful acts taken by HOME Equity and HOME Borrower in connection with the secured collateral.

Even though the MSR Loan is non-recourse to us and all of our subsidiaries other than HOME Equity and HOME Borrower, we have agreed to limited bad act indemnification obligations to the MSR Lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) the principal amount of the MSR Loan and all other obligations under the MSR loan agreement in the event we cause certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the CS repurchase agreement and the Nomura loan agreement provide for the lender to finance our portfolio at advance rates (or purchase prices) ranging from 55% to 85% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase and loan agreement are generally subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. As of December 31, 2016, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS repurchase agreement and the Nomura loan agreement was 9.8% of the carrying value of such assets. Under the CS repurchase agreement and the Nomura loan agreement, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase and loan agreements from December 31, 2015 to December 31, 2016 is primarily due to the consummation of the MSR loan, partially offset by reductions to our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans or the sale of pools of mortgage loans. Our overall advance rate under the repurchase and loan agreements, excluding the MSR loan agreement, increased from 55.7% at December 31, 2015 to 63.0% at December 31, 2016, primarily due to an increase in the advance rates related to our CS repurchase agreement and the movement of REO properties and NPLs to facilities with higher advance rates. The advance rate on the MSR loan agreement is 75% of the aggregate purchase price. We do not collateralize any of our repurchase facilities with cash. See Note 8 to our consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of and for the years ended as indicated ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Balance outstanding at end of period	$1,226,972	$767,513	$1,015,000
Maximum month-end balance outstanding during the period	1,233,187	997,161	1,413,357
Weighted average balance	887,392	915,785	976,176
Amount of available funding at end of period	112,287	512,431	210,000

Other Secured Borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the assets of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $241.4 million.

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

The following table sets forth data with respect to these notes as of December 31, 2016 and 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099
December 31, 2015
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
__________________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Net cash used in operating activities	$(113,133)	$(217,710)	$(173,621)
Net cash provided by (used in) investing activities	565,147	482,664	(974,920)
Net cash (used in) provided by financing activities	(462,440)	(214,418)	1,098,719
Total cash flows	$(10,426)	$50,536	$(49,822)

Net cash used in operating activities for the year ended December 31, 2016, 2015 and 2014 consisted primarily of residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees and management fees to AAMC.

Net cash provided by investing activities for the year ended December 31, 2016 and 2015 consisted primarily of proceeds from mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties. Net cash used in investing activities for the year ended December 31, 2014 consisted primarily of investments in non-performing and re-performing loan portfolios, partly offset by proceeds from the resolution and disposition of loans.

Net cash used in financing activities for the year ended December 31, 2016 consisted primarily of repayments of the notes issued by the ARLP 2014-1 and ARLP 2014-2 securitization trusts, net repayments of repurchase and loan agreements (excluding the seller financing related to the HOME SFR Transaction), repurchases of common stock and the payment of dividends. Net cash used in financing activities for the year ended December 31, 2015 consisted primarily of repurchases of common stock, payment of dividends and net repayments of repurchase and loan agreements, partially offset by net proceeds from other secured borrowings. Net cash provided by financing activities for the year ended December 31, 2014 consisted primarily of the net proceeds from the issuance of common stock and net borrowings under repurchase agreements and other secured borrowings, partially offset by the payment of dividends.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2016, and did not have any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2016 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Borrowings (1)	$1,371,943	$737,712	$489,259	$—	$144,972
Interest (2)	279,405	47,398	28,267	11,511	192,229
	$1,651,348	$785,110	$517,526	$11,511	$337,201
_____________

(1)
Does not consider the expected redemption dates for secured notes. The securitized assets are the only source of repayment for the secured notes and are expected to provide funding for these liabilities (see Note 8 to the consolidated financial statements).

(2)	Assumes interest rates as of December 31, 2016 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the Current AMA as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2016 or 2015.

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

Our taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee composed of our Chairman, Chief Executive Officer and Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results, which is reported to the Investment Committee and used to improve the model.

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

Upon the acquisition of real estate through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. We engage third party vendors, including ASPS, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

We have established validation procedures to confirm the values we receive from third party vendors are consistent with our observations of market values. These validation procedures include establishing thresholds to identify changes in value that require further analysis. Our current policies require that we update the fair value estimate of each financed property at least every 180 days by obtaining a new BPO, which is subject to the review processes of our third party vendors. We generally perform further analysis when the value of the property per the new BPO varies from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in the valuation process. As part of this evaluation, our third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide us with a new property value reflecting the analysis they performed or confirm the BPO value we received, in which case we use the new property value or the validated BPO, respectively, for our fair value estimate of the property.

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

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in prepaid expenses and other assets and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one to two years.

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

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is recognized when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of single-family residential properties and NPLs. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

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

To date, we have not hedged the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we have used and may continue to use derivative financial instruments, such as interest rate swaps and interest rate caps, in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We entered into our first interest rate cap on September 29, 2016 in order to manage the economic risk of increases in the floating rate portion of the MSR loan agreement. We will be reimbursed by the counterparty of the interest rate cap to the extent that the one-month LIBOR exceeds the strike rate based on the scheduled notional amount of the interest rate cap. We are also exposed to counterparty risk should the counterparty fail to meet its obligations under the terms of the agreement.

We currently borrow funds on our repurchase facilities at variable rates using secured financings. At December 31, 2016, we had $737.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated aggregate fair market value of this debt was $1.2 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.3 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

HOME SFR Transaction

In connection with the HOME SFR Transaction completed on September 30, 2016, we retained MSR, the existing property manager for the HOME SFR Portfolio prior to the HOME SFR Transaction, to provide property management services to us with respect to the HOME SFR Portfolio. For additional information on this transaction, see Note 3 of the consolidated financial statements.

SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of MSR with respect to the HOME SFR Portfolio. Accordingly, we have excluded such processes performed by MSR from our annual assessment of internal control over financial reporting as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

As discussed above, management has excluded the control processes of MSR with respect to the HOME SFR Portfolio from the assessment of internal control over financial reporting. The HOME SFR Portfolio represented approximately 29% of our total assets as of December 31, 2016 and approximately 26% of our total revenues for the year ended December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the internal control over financial reporting of Altisource Residential Corporation and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at HOME SFR Equity Owner, LLC, which was acquired on September 30, 2016 and whose financial statements constitute 29% of total assets and 26% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at HOME SFR Equity Owner, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph related to the Company having no employees and relying on upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation, related parties through January 16, 2015, and Altisource Asset Management Corporation, a related party.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2017

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders ( the “2017 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2016. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

10.5 †	Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).
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

10.8
Confirmation, dated as of February 14, 2013, between Ocwen Loan Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2013).

10.9
Pricing Letter, dated as of February 14, 2013, between Ocwen Loan Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 21, 2013).

10.10
Master Repurchase Agreement and related Annexes, dated as of December 22, 2014, between Credit Suisse Securities (USA) LLC and ARNS, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.11
Guaranty, dated as of December 22, 2014, by Altisource Residential Corporation in favor of Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.12
Flow Servicing Agreement, dated as of January 24, 2015, between Fay Servicing, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.13
Servicing Agreement, dated as of January 29, 2015, between Altisource Residential, L.P. and Servis One, Inc. d/b/a BSI Financial Services (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.14
Asset Management Agreement, dated March 31, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.15
Amendment to Asset Management Agreement, dated April 7, 2015, among Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.16
Guaranty, dated as of April 10, 2015 made by Altisource Residential Corporation in favor of Nomura Corporate Funding Americas, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.17
Second Amended and Restated Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between Altisource Residential, L.P., ARNS, Inc. and Wells Fargo Bank, National Association related to Mortgage Loans (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.18
Third Amended and Restated Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to Mortgage Loans (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.19
Master Repurchase Agreement and Securities Contract, dated as of September 30, 2015, between ARLP Repo Seller L, LLC, ARLP Repo Seller S, LLC and Wells Fargo Bank, National Association, related to REO Properties (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.20
Limited Guaranty Agreement, dated as of September 30, 2015, made by Altisource Residential Corporation in favor of Wells Fargo Bank, National Association related to REO Properties (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2015).

10.21
Amended and Restated Loan and Security Agreement, dated as of April 7, 2016, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC, ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC, ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC, ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC, ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC, ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC, ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC and ARLP REO 400, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 400, LLC and TRS Series of ARLP REO 400, LLC and ARLP REO 500, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 500, LLC and TRS Series of ARLP REO 500, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party to the Agreement under a Joinder Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 13, 2016).

10.22*†	Altisource Residential Corporation 2016 Equity Incentive Plan.
10.23†
Form of Stock Option Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.24†
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.25
Agreement between Altisource Residential Corporation and RESI Shareholders Group, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2016).

10.26
Property Management Services Agreement, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.27
Side Letter, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.28
Amendment and Waiver Agreement, dated September 30, 2016, by and among Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.29
Loan Agreement, dated September 30, 2016, among Home SFR Borrower, LLC, as Borrower, MSR I, L.P., as a Lender, MSR II, L.P., as a Lender, and MSR Lender LLC, as Agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.30
Amended and Restated Loan Agreement, dated October 7, 2016, between Home SFR Borrower, LLC, as Borrower, and MSR Lender LLC, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2016).

10.31
Third Amended and Restated Master Repurchase Agreement, dated November 18, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD and other Buyers joined thereto from time to time, Altisource Residential, L.P., ARLP Repo Seller S, LLC, ARLP Repo Seller L, LLC and ARNS, Inc., ARLP Trust, ARLP Trust 3 on behalf of itself and each of its series, ARLP Trust 4, ARLP Trust 5 on behalf of itself and each of its series, ARLP Trust 6 on behalf of itself and each of its series, ARLP Securitization Trust, Series 2014-1 on behalf of itself and each of its series, ARLP Securitization Trust, Series 2014-2 on behalf of itself and each of its series, RESI SFR Sub, LLC and RESI REO Sub, LLC, and the Altisource Residential Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2016).

10.32
Third Amended and Restated Guaranty made by Altisource Residential Corporation in favor of Credit Suisse First Boston Mortgage Capital LLC, for the benefit of Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD and other Buyers joined thereto from time to time, dated November 18, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2016).

10.33
Termination Agreement dated as of November 18, 2016 by and among ARLP Repo Seller L, LLC, ARLP Repo Seller S, LLC, Altisource Residential Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2016).

10.34
Termination Agreement dated as of November 18, 2016 by and among Altisource Residential, L.P., ARNS, Inc., Altisource Residential Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2016).

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

Altisource Residential Corporation
March 1, 2017	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
March 1, 2017	By:	/s/ Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date

/s/ David B. Reiner	Chairman of the Board of Directors	March 1, 2017
David B. Reiner
/s/ Michael A. Eruzione	Director	March 1, 2017
Michael A. Eruzione
/s/ William P. Wall	Director	March 1, 2017
William P. Wall
/s/ Rochelle R. Dobbs	Director	March 1, 2017
Rochelle R. Dobbs
/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2017
Robin N. Lowe

Index to Consolidated Financial Statements

Certain information contained herein is presented as of February 22, 2017, which we have concluded is the latest practicable date for financial information prior to the filing of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Altisource Residential Corporation:

We have audited the accompanying consolidated balance sheets of Altisource Residential Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Altisource Residential Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Notes 1 and 10 of the consolidated financial statements, the Company has no employees and is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation, related parties through January 16, 2015, and Altisource Asset Management Corporation, a related party.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 1, 2017

Altisource Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets:
Real estate held for use:
Land	$220,800	$56,346
Rental residential properties	926,320	231,167
Real estate owned	289,141	455,483
Total real estate held for use	1,436,261	742,996
Less: accumulated depreciation	(27,541)	(7,127)
Total real estate held for use, net	1,408,720	735,869
Real estate assets held for sale	133,327	250,557
Mortgage loans at fair value	460,444	960,534
Mortgage loans held for sale	108,036	317,336
Cash and cash equivalents	106,276	116,702
Restricted cash	22,947	20,566
Accounts receivable, net	34,931	45,903
Related party receivables	—	2,180
Prepaid expenses and other assets	10,166	1,126
Total assets	$2,284,847	$2,450,773
Liabilities:
Repurchase and loan agreements	$1,220,972	$763,369
Other secured borrowings	144,099	502,599
Accounts payable and accrued liabilities	51,442	32,448
Related party payables	5,266	—
Total liabilities	1,421,779	1,298,416
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,667,631 and 55,581,005 shares issued and outstanding as of December 31, 2016 and 2015, respectively	537	556
Additional paid-in capital	1,182,245	1,202,418
Accumulated deficit	(319,714)	(50,617)
Total equity	863,068	1,152,357
Total liabilities and equity	$2,284,847	$2,450,773

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Revenues:
Rental revenues	$48,563	$13,233	$1,564
Change in unrealized gain on mortgage loans	(195,909)	88,829	350,822
Net realized gain on mortgage loans	35,760	58,061	55,766
Net realized gain on mortgage loans held for sale	50,230	36,432	2,771
Net realized gain on real estate	117,617	50,932	9,482
Interest income	497	611	2,893
Total revenues	56,758	248,098	423,298
Expenses:
Residential property operating expenses	70,167	66,266	26,018
Real estate depreciation and amortization	27,027	7,472	1,067
Acquisition fees and costs	9,339	2,292	2,584
Selling costs and impairment	57,913	72,230	21,788
Mortgage loan servicing costs	34,595	62,346	68,181
Interest expense	53,868	53,694	35,812
Share-based compensation	1,287	184	227
General and administrative	10,556	10,105	13,317
Management fees to AAMC	19,175	22,966	67,949
Total expenses	283,927	297,555	236,943
Other (expense) income	(750)	3,518	2,543
(Loss) income before income taxes	(227,919)	(45,939)	188,898
Income tax expense	109	66	45
Net (loss) income	$(228,028)	$(46,005)	$188,853

(Loss) earnings per share of common stock – basic:
(Loss) earnings per basic share	$(4.18)	$(0.81)	$3.36
Weighted average common stock outstanding – basic	54,490,979	56,843,028	56,247,376
(Loss) earnings per share of common stock – diluted:
(Loss) earnings per diluted share	$(4.18)	$(0.81)	$3.34
Weighted average common stock outstanding – diluted	54,490,979	56,843,028	56,588,137

Dividends declared per common share	$0.75	$1.83	$2.03

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Number of Shares	Amount			Total Equity
December 31, 2013	42,286,669	$423	$758,584	$26,420	$785,427
Issuance of common stock, including stock option exercises	14,905,543	149	483,570	—	483,719
Cost of issuance of common stock	—	—	(15,290)	—	(15,290)
Dividends on common stock ($2.03 per share)	—	—	—	(116,025)	(116,025)
Share-based compensation	—	—	227	—	227
Net income	—	—	—	188,853	188,853
December 31, 2014	57,192,212	572	1,227,091	99,248	1,326,911
Issuance of common stock, including stock option exercises	33,868	—	110	—	110
Repurchases of common stock	(1,645,075)	(16)	(24,967)	—	(24,983)
Dividends on common stock ($1.83 per share)	—	—	—	(103,860)	(103,860)
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(46,005)	(46,005)
December 31, 2015	55,581,005	556	1,202,418	(50,617)	1,152,357
Issuance of common stock, including stock option exercises	44,995	1	58	—	59
Repurchases of common stock	(1,958,369)	(20)	(21,518)	—	(21,538)
Dividends on common stock ($0.75 per share)	—	—	—	(41,069)	(41,069)
Share-based compensation	—	—	1,287	—	1,287
Net loss	—	—	—	(228,028)	(228,028)
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Operating activities:
Net (loss) income	$(228,028)	$(46,005)	$188,853
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in unrealized gain on mortgage loans	195,909	(88,829)	(350,822)
Net realized gain on mortgage loans	(35,760)	(58,061)	(55,766)
Net realized gain on mortgage loans held for sale	(50,230)	(36,432)	(2,771)
Net realized gain on of real estate	(117,617)	(50,932)	(9,482)
Real estate depreciation and amortization	27,027	7,472	1,067
Selling costs and impairment	57,913	72,230	21,788
Accretion of interest on re-performing mortgage loans	(142)	(551)	(2,610)
Share-based compensation	1,287	184	227
Amortization of deferred financing costs	12,519	7,348	3,427
Changes in operating assets and liabilities:
Accounts receivable, net	1,650	(22,551)	(3,472)
Related party receivables	2,180	15,311	8,199
Deferred leasing costs	(550)	(88)	—
Prepaid expenses and other assets	(3,980)	(42)	(293)
Accounts payable and accrued liabilities	19,423	16,627	522
Related party payables	5,266	(33,391)	27,512
Net cash used in operating activities	(113,133)	(217,710)	(173,621)
Investing activities:
Investment in mortgage loans	—	—	(1,265,890)
Investment in real estate	(299,556)	(119,977)	(34,104)
Investment in renovations	(53,394)	(27,410)	(12,721)
Real estate tax advances	(23,479)	(29,862)	(33,719)
Mortgage loan resolutions and dispositions	543,099	468,111	334,366
Mortgage loan payments	22,870	26,206	20,900
Disposition of real estate	378,043	154,880	23,652
Investment in derivative financial instrument	(55)	—	—
Disposition of preferred stock of affiliate	—	18,000	—
Change in restricted cash	(2,381)	(7,284)	(7,404)
Net cash provided by (used in) investing activities	565,147	482,664	(974,920)
Financing activities:
Issuance of common stock, including stock option exercises	83	212	491,388
Payment of tax withholdings on exercise of stock options	(24)	(102)	(7,669)
Cost of issuance of common stock	—	—	(15,290)
Repurchase of common stock	(21,538)	(24,983)	—
Dividends on common stock	(38,286)	(98,334)	(116,025)
Proceeds from issuance of other secured borrowings	—	220,931	339,426
Repayments of other secured borrowings	(361,544)	(54,823)	(344)
Proceeds from repurchase and loan agreements	793,392	347,077	1,094,042
Repayments of repurchase and loan agreements	(823,192)	(594,564)	(681,424)
Payment of deferred financing costs	(11,331)	(9,832)	(5,385)
Net cash (used in) provided by financing activities	(462,440)	(214,418)	1,098,719
Net (decrease) increase in cash and cash equivalents	(10,426)	50,536	(49,822)
Cash and cash equivalents as of beginning of the period	116,702	66,166	115,988
Cash and cash equivalents as of end of the period	$106,276	$116,702	$66,166

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Supplemental disclosure of cash flow information:
Seller financing of assets acquired	$489,259	$—	$—
Cash paid for interest	39,838	47,286	31,218
Income taxes paid	180	52	11
Transfer of mortgage loans to real estate owned, net	206,987	470,221	587,268
Transfer of mortgage loans at fair value to mortgage loans held for sale	195,461	535,836	—
Change in accrued capital expenditures	(3,212)	(1,388)	4,151
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	(4,945)	(592)	10,024
Changes in receivables from real estate owned dispositions	(4,377)	15,252	4,640
Dividends declared but not paid	8,341	5,526	—

See accompanying notes to consolidated financial statements.

Altisource Residential Corporation
Notes to Consolidated Financial Statements
December 31, 2016

1. Organization and basis of presentation

Altisource Residential Corporation (“we,” “our,” “us,” or the “Company”) is a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. On December 21, 2012, we became a stand-alone publicly traded company with an initial capital contribution of $100 million.

We employ a diversified SFR property acquisition strategy that includes acquiring portfolios of SFR properties and purchasing SFR properties on a one-by-one basis from the Multiple Listing Service and alternative listing sources. Initially, our preferred acquisition strategy involved acquiring portfolios of sub-performing and non-performing mortgage loans (“NPLs”). However, as market conditions evolved and the acquisition of NPL pools became more competitive and higher-priced, we introduced the alternative SFR property acquisition strategies described above. In the third quarter of 2015, we commenced the disposition of certain NPLs and, as of December 31, 2016, we had disposed of a substantial portion of our NPL portfolio.

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

We have property management contracts with two separate third-party service providers to provide to us, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. Altisource Portfolio Solutions S.A. (“ASPS”), one of our property management service providers, was a related party until January 16, 2015 (see Note 10).

We have servicing agreements with two separate mortgage loan servicers for the remaining mortgage loans in our portfolio. Ocwen Financial Corporation (“Ocwen”), a former mortgage servicer, was a related party until January 16, 2015 (see Note 10).

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our consolidated financial statements include the accounts of our wholly owned subsidiaries as well as the variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions upon consolidation. For more information on our consolidation policy, see Note 2.

We have determined that our current and former securitization trusts, ARLP Securitization Trust, Series 2014-1 (“ARLP 2014-1”), ARLP Securitization Trust, Series 2014-2 (“ARLP 2014-2”) and ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), are VIEs of which we are the primary beneficiaries. See Note 8 for more information regarding our current and former securitization trusts.

Certain prior year amounts have been reclassified for consistency with the current period presentation, including acquisition fees and costs and share-based compensation within our consolidated statement of operations. These reclassifications had no effect on the reported results of operations.

Use of estimates

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

Repurchases of common stock

During the first quarter of 2016, we determined that the 1,645,075 shares of common stock we repurchased during the last six months of 2015 should have been classified within the consolidated financial statements as of and for the year ended December 31, 2015 as a reduction to common stock, for the par amount of the common stock, and to additional paid-in capital, for the amount paid in excess of par, and that such repurchased shares should be included as shares unissued. We previously classified common shares repurchased as treasury stock. The accompanying consolidated balance sheet as of December 31, 2015 and the related balances within our consolidated statement of stockholders' equity for the year ended December 31, 2015 have been corrected to eliminate treasury stock of $25.0 million and reduce common stock and additional paid-in capital by an equivalent amount in the aggregate, resulting in no change in total equity as of December 31, 2015. The previously reported consolidated statements of operations and cash flows were not impacted.

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

Recently issued accounting standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2019. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This update standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2019. The amendments in ASU 2016-16 should be applied on a modified retrospective transition basis. Early adoption is permitted, including adoption during an interim period. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This update standard is effective for fiscal years beginning after December 15, 2019. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements as our lease terms are generally one to two years.

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

Consolidations

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest under ASC 810, as amended by ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis (“ASU 2015-02”). Our voting interest entities consist entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary.

For those entities in which we have a variable interest, we perform an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity's activities either involve or are conducted on behalf of that investor and its related parties and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest. A VIE must be consolidated by its primary beneficiary. Performance of such analysis requires the exercise of judgment.

The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. We are generally deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. We also evaluate our economic interests in the VIE held directly by us and indirectly through our related parties, as well as economic interests held by related parties under common control, where applicable. The primary beneficiary evaluation is generally performed qualitatively on the basis of all facts and circumstances. However, quantitative information may also be considered in the analysis, as appropriate. These analyses require judgment. Changes in the economic interests (either by us, our related parties or third parties) or amendments to the governing documents of the VIE could affect an entity's status as a VIE or the determination of the primary beneficiary. The primary beneficiary evaluation is updated periodically.

For voting interest entities, we shall consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity if (i) for legal entities other than limited partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling shareholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that we do not control the entity.

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

Fees under the asset management agreement

In accordance with the Current AMA, we compensate AAMC on a quarterly basis for its efforts in the management of our business. We recognize these fees in the fiscal quarter in which they are earned by AAMC. Refer to Note 10 for details of the fee structure under the Current AMA.

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

Our taxable REIT subsidiaries (each a “TRS”) are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

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

AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets. The capital markets group reports to our Investment Committee, a committee composed of our Chairman, Chief Executive Officer and Chief Financial Officer that oversees and approves the valuations. The capital markets group also monitors the valuation model for performance against actual results, which is reported to the Investment Committee and used to improve the model.

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

Upon the acquisition of real estate through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon management's or other third-party estimates, are often calculated based on the characteristics of the asset, the economic environment and other such factors. Based on professional judgment and knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property. We engage third party vendors, including ASPS, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

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

Expenditures directly related to successful leasing efforts, such as lease commissions, are included in prepaid expenses and other assets and are stated at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one to two years.

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

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue is recognized when the contingency is removed. Termination fee income is recognized when the customer has vacated the rental property, the amount of the fee is determinable and collectability is reasonably assured.

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

Restricted cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as escrows and reserves for debt service established pursuant to certain of our repurchase and loan agreements.

Share-based compensation

The fair value of share-based awards to our directors and non-employees is recorded as expense on a straight-line basis over the vesting period for the award with an offsetting increase in shareholders' equity. For restricted stock grants to our directors, the fair value is determined based upon the share price on the grant date. For restricted stock grants to non-employees, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested. For stock options issued to non-employees, we use a Monte Carlo simulation until each market hurdle is met. Subsequent to the market hurdle being met, we calculate the fair value of non-employee stock options issued based on the quoted market value of the underlying shares.

Unconsolidated affiliates

We accounted for our investment in NewSource Reinsurance Company Ltd. (“NewSource”), a title insurance and reinsurance company in Bermuda and a wholly owned subsidiary of AAMC, using the cost method because we did not exercise significant influence over NewSource. As a result, we recognized preferred dividend income from this investment when received. For additional information, see Note 6.

3. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On September 30, 2016, ARLP acquired a portfolio of 4,262 SFR properties for an aggregate purchase price of $652.3 million in two separate seller-financed transactions. In the first transaction, ARLP acquired 3,868 of the 4,262 properties through its entry into a Membership Interest Purchase and Sale Agreement (the “MIPA”) with MSR I, LP (“MSR I”). Pursuant to the MIPA, ARLP acquired from MSR I 100% of the membership interests of HOME SFR Equity Owner, LLC (“HOME Equity”), a newly formed special purpose entity and sole equity owner of HOME SFR Borrower, LLC (“HOME Borrower”), which owned the 3,868 SFR properties. Following the consummation of the transaction, HOME Equity and HOME Borrower became indirect, wholly owned subsidiaries of the Company. In the second transaction, ALRP entered into a Purchase and Sale Agreement (the “PSA”) with Firebird SFE I, LLC, an independent wholly owned subsidiary of MSR II, LP. Pursuant to the

PSA, HOME Borrower, as assignee from ARLP, acquired the remaining 394 of the 4,262 properties. We refer to these acquisitions, collectively, as the “HOME SFR Transaction.”

We recognized acquisition fees and costs related to the HOME SFR Transaction of $3.9 million. The value of in-place leases was estimated at $9.8 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases, which was approximately seven months as of date of the HOME SFR Transaction.

The following table sets forth the allocation of the estimated fair value of the assets acquired as well as the source of funds related to the HOME SFR Transaction ($ in thousands):

Estimated fair value of assets acquired:
Land	$123,793
Rental residential properties	499,307
Real estate owned	19,437
Prepaid expenses and other assets (1)	9,809
Total allocation of purchase price	$652,346

Source of funds:
Cash on hand	$163,087
Debt financing (Note 6)	489,259
Total purchase price	$652,346
________
(1) Represents estimated lease-in-place intangible asset.

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million, which was amortized over the weighted average remaining life of the leases of seven months as of the acquisition date.

On August 18, 2015, we completed the acquisition of 1,314 SFR properties located in the Atlanta, Georgia market from an unrelated third party for an aggregate purchase price of approximately $111.4 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $1.6 million, which was amortized over the weighted average remaining life of the leases of seven months as of the acquisition date.

During the third quarter of 2015, we initiated a program to purchase SFR properties on a one-by-one basis, sourcing listed properties from the Multiple Listing Service and alternative listing sources. During the years ended December 31, 2016 and 2015, we acquired 714 and 98 SFR properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $71.8 million and $8.6 million, respectively.

Supplemental pro forma financial information (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HOME SFR Transaction occurred on January 1, 2015 as follows ($ in thousands, except per share amounts):

	Year ended December 31, 2016	Year ended December 31, 2015
Unaudited pro forma revenues	$97,735	$294,534
Unaudited pro forma net loss	(230,449)	(72,071)
Loss per share of common stock - basic:
Loss per basic share	$(4.23)	$(1.27)
Weighted average common stock outstanding - basic	54,490,979	56,843,028
Loss per share of common stock - diluted:
Loss per diluted share	$(4.23)	$(1.27)
Weighted average common stock outstanding - diluted	54,490,979	56,843,028

The following table presents the pro forma adjustments included for each period ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Revenues from consolidated statement of operations	$56,758	$248,098
Add: historical revenues of acquired properties not reflected in consolidated statement of operations	40,977	46,436
Unaudited pro forma revenues	$97,735	$294,534

Net loss from consolidated statement of operations	$(228,028)	$(46,005)
Plus: historical net income of acquired properties not reflected in consolidated statement of operations	25,578	27,966
Less: pro forma depreciation and amortization	(11,363)	(30,438)
Less: pro forma interest expense	(14,016)	(18,949)
Less: pro forma management fees	(2,620)	(4,645)
Unaudited pro forma net loss	$(230,449)	$(72,071)

We recognized $15.0 million in revenues and a net loss of $4.5 million related to the HOME SFR Transaction in our consolidated statements of operations for the year ended December 31, 2016.

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

Dispositions

During the years ended December 31, 2016 and 2015, we sold 2,668 and 1,321 REO properties, respectively, and recorded $117.6 million and $50.9 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Resolutions

During the years ended December 31, 2016 and 2015, we resolved 475 and 590 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, we sold 137 loans that had transitioned to re-performing status from prior non-performing loan acquisitions to a third party purchaser during June 2015. In connection with these resolutions and disposals, we recorded $35.8 million and $58.1 million of net realized gains on mortgage loans during the years ended December 31, 2016 and 2015, respectively.

Dispositions

During the years ended December 31, 2016 and 2015, we sold a total of 1,975 and 824 mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $50.2 million and $36.4 million of net realized gains on mortgage loans held for sale.

Transfers of mortgage loans to real estate owned, net

During the years ended December 31, 2016 and 2015, we transferred an aggregate of 1,112 and 2,443 mortgage loans, respectively, to real estate owned (“REO”) at an aggregate fair value based on BPOs of $207.0 million and $470.2 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $46.0 million and $91.3 million, respectively, in change in unrealized gains on mortgage loans.

Due diligence costs

During the years ended December 31, 2016, 2015 and 2014, we recognized $2.0 million, $0.4 million and $3.1 million, respectively, of diligence costs. These due diligence costs are included in our consolidated statement of operations as acquisition fees and costs.

4. Real estate assets, net

Real estate held for use

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in varying stages of renovation and unit turn status. With respect to the remaining 1,336 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. We include these redemption periods in our portfolio pricing, which generally reduces the price we pay for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications for future branding. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2015, we had 4,933 single-family residential properties held for use. Of these properties, 2,118 had been leased, 264 were listed and ready for rent and 350 were in varying stages of renovation and unit turn status. With respect to the remaining 2,201 REO properties, we were in the process of determining whether these properties would meet our rental profile.

We generally rent our SFR properties under non-cancelable leases with a term of one to two years. Future minimum rental revenues under leases existing for the 7,293 properties that were leased as of December 31, 2016 are as follows ($ in thousands):

2017	$50,672
2018	2,504
2019	460
2020	10
2021 and thereafter	—
$53,646

During the years ended December 31, 2016 and 2015, we recognized $7.4 million and $3.5 million, respectively, of impairment on real estate held for use. No impairment on real estate held for use was recognized during the year ended December 31, 2014.

Real estate held for sale

As of December 31, 2016 and 2015, our real estate held for sale included 594 and 1,583 REO properties, respectively, having an aggregate carrying value of $133.3 million and $250.6 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

During the years ended December 31, 2016, 2015 and 2014, we recognized $25.8 million, $33.0 million and $7.9 million, respectively, of impairment on our real estate held for sale.

5. Mortgage loans

The following table sets forth the carrying value of our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2016
Current	211	$33,992	$45,568	$58,842
30	66	7,898	11,836	13,576
60	34	4,444	6,364	7,536
90	400	48,338	82,705	91,772
Foreclosure	2,180	365,772	551,243	574,546
Mortgage loans at fair value	2,891	$460,444	$697,716	$746,272

December 31, 2015
Current	730	$124,595	$165,645	$177,348
30	80	12,003	18,142	21,858
60	38	5,688	8,088	8,766
90	984	130,784	216,717	196,963
Foreclosure	3,907	687,464	946,962	917,671
Mortgage loans at fair value	5,739	$960,534	$1,355,554	$1,322,606

The following table sets forth the carrying value of our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2016 and December 31, 2015 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2016
Current	519	$100,558	$114,757	$140,471
30	10	1,082	1,911	2,329
60	4	286	623	663
90	17	1,622	2,291	3,430
Foreclosure	33	4,488	6,023	6,675
Mortgage loans held for sale	583	$108,036	$125,605	$153,568

December 31, 2015
Current	58	$10,864	$13,466	$17,776
30	26	7,616	10,013	12,200
60	6	668	775	1,063
90	328	73,164	101,121	103,395
Foreclosure	879	225,024	314,991	330,573
Mortgage loans held for sale	1,297	$317,336	$440,366	$465,007

As of December 31, 2016, our mortgage loans held for sale include our remaining re-performing residential mortgage loans that we initially acquired in June 2014 and certain other mortgage loans identified for sale by management. We determined to dispose of these mortgage loans because we do not expect them to be rental candidates.

Re-performing residential mortgage loans

For the years ended December 31, 2016 and 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield. For the years ended December 31, 2016, 2015 and 2014, we accreted $0.1 million, $0.6 million and $2.6 million, respectively, into interest income with respect to our re-performing loans. As of December 31, 2016 and 2015, these re-performing loans had an unpaid principal balance (“UPB”) of $5.7 million and $6.0 million respectively, and a carrying value of $3.7 million and $4.0 million, respectively, and were included in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Year ended December 31, 2016	Year ended December 31, 2015
Balance at the beginning of the period	$2,146	$7,640
Payments and other reductions, net	(247)	(4,943)
Accretion	(142)	(551)
Balance at the end of the period	$1,757	$2,146

6. Unconsolidated affiliates

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we received a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million. We received preferred dividends of $2.2 million in 2014.

7. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2016 and December 31, 2015 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$460,444	$—	$—	$460,444
Nonrecurring basis (assets)
Real estate assets held for sale	133,327	—	—	133,327
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	108,036	—	—	108,036
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,220,972	—	1,226,971	—
Other secured borrowings	144,099	—	144,971	—

December 31, 2015
Recurring basis (assets)
Mortgage loans at fair value	$960,534	$—	$—	$960,534
Nonrecurring basis (assets)
Real estate assets held for sale	250,557	—	—	250,557
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	317,336	—	—	317,336
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	763,369	—	767,513	—
Other secured borrowings	502,599	—	502,268	—

We have not transferred any assets from one level to another level during the years ended December 31, 2016 and 2015.

The carrying values of our cash and cash equivalents, restricted cash, related party receivables, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair value of mortgage loans at fair value and NPLs held for sale are estimated using our Manager's proprietary discounted cash flow pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Mortgage loans at fair value
Beginning balance	$960,534	$1,959,044
Change in unrealized gain on mortgage loans at fair value	(409)	177,545
Net realized gain on mortgage loans at fair value	35,760	58,061
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	(195,461)	(535,836)
Mortgage loans at fair value dispositions and payments	(151,029)	(257,505)
Real estate tax advances to borrowers	18,013	29,261
Transfer of mortgage loans at fair value to real estate owned, net	(206,964)	(470,036)
Ending balance	$460,444	$960,534

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$(46,281)	$78,453

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans as of December 31, 2016 and 2015:

Input	December 31, 2016	December 31, 2015
Equity discount rate	17.0%	15.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-11.2% to 15.1%	0.0% to 10.2%
Loan resolution probabilities — modification	0% to 5.9%	0% to 44.7%
Loan resolution probabilities — rental	0%	0% to 100.0%
Loan resolution probabilities — liquidation	31.8% to 100%	0% to 100.0%
Loan resolution probabilities — paid in full	0% to 66.2%	0% to 66.0%
Loan resolution timelines (in years)	0.1 to 5.8	0.1 to 5.6
Value of underlying properties	$3,500 to $4,600,000	$3,000 to $4,500,000

8. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of December 31, 2016, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 4.05%, excluding amortization of deferred financing costs.

We had entered into three separate repurchase agreements and two loan agreements to finance the acquisition and ownership of single-family rental properties, other REO properties and mortgage loans, two of which expired or were terminated during 2016 pursuant to their terms and are no longer outstanding. Therefore, at December 31, 2016, we were party to one repurchase agreement and two loan agreements. Below is a description of each agreement outstanding during the year ended December 31, 2016:

Repurchase Agreements

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014, 2015 and 2016, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS repurchase agreement will decrease incrementally on each of January 31, 2017; February 28, 2017; June 30, 2017 and September 30, 2017 to an aggregate of $350 million as of September 30, 2017.

•
Deutsche Bank (“DB”) was the lender on the repurchase agreement dated September 12, 2013 (the “DB repurchase agreement”). During March 2016, upon expiration of the DB repurchase agreement in accordance with its terms, we repaid the remaining balance of the DB repurchase agreement and transferred the collateral to our other existing facilities.

•
Wells Fargo (“Wells”) was the lender under the repurchase agreement dated September 23, 2013 (the “Wells repurchase agreement”). During November 2016, we terminated the Wells repurchase agreement and transferred the collateral to the CS repurchase agreement.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura loan agreement was amended during 2015 and 2016, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016 with a maturity date of April 6, 2017.

•
In connection with the seller financing related to the HOME SFR Transaction, on September 30, 2016, we entered into a loan agreement (the “MSR loan agreement”) between HOME Borrower, the sellers (collectively, the “Lenders”) and MSR Lender LLC, as agent. Pursuant to the MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR loan agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018 (the “Initial Maturity Date”). HOME Borrower has the option to extend the MSR Loan beyond the Initial Maturity Date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR loan agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of December 31, 2016 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2016, an aggregate of $1.2 billion was outstanding under our repurchase and loan agreements. The CS repurchase agreement and the Nomura loan agreement are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2016 and 2015 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
December 31, 2016
CS repurchase agreement due November 17, 2017	$600,000	$902,339	$582,659	$17,341
Nomura loan agreement due April 6, 2017	250,000	238,142	155,054	94,946
MSR loan agreement due November 9, 2018	489,259	638,799	489,259	—
Less: deferred debt issuance costs	—	—	(6,000)	—
	$1,339,259	$1,779,280	$1,220,972	$112,287
December 31, 2015
CS repurchase agreement due April 18, 2016	$275,000	$335,184	$194,346	$80,654
Wells repurchase agreement due September 27, 2017	750,000	708,275	371,130	378,870
DB repurchase agreement due March 11, 2016	54,944	130,863	54,944	—
Nomura loan agreement due April 8, 2016	200,000	204,578	147,093	52,907
Less: deferred debt issuance costs	—	—	(4,144)	—
	$1,279,944	$1,378,900	$763,369	$512,431

To date, our business model has relied to a significant degree on short-term financing arrangements, and we generally do not carry sufficient liquid funds to retire such obligations upon their maturity. Prior to or upon such maturities, management expects to (1) refinance the remaining outstanding facilities or obtain additional financing and (2) continue to liquidate non-rental REO properties and certain NPLs in the ordinary course, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and our ongoing relationships with lenders.

Terms and covenants related to the CS repurchase agreement

Under the terms of the CS repurchase agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or an intervening limited liability company subsidiary will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the repurchase agreements is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS repurchase agreement, our applicable subsidiary is required to pay the lender interest based on the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the CS repurchase agreement. We do not collateralize any of our repurchase facilities with cash.

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of December 31, 2016, approximately $21.2 million of the amounts outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

The CS repurchase agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS repurchase agreement contains customary events of default.

Terms and covenants related to the Nomura loan agreement

Under the terms of the Nomura loan agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura loan agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. Under the terms of the Nomura loan agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility.

The Nomura loan agreement requires us to maintain various financial and other covenants, including a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and specified levels of unrestricted cash. In addition, the Nomura loan agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura loan agreement and the liquidation by Nomura of the SFR and REO properties then subject thereto.

Terms and covenants related to the MSR loan agreement

Under the terms of the MSR loan agreement, the MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The MSR Loan is non-recourse to us and is secured by a lien on the membership interests of HOME Borrower and the acquired properties and other assets of HOME Borrower. The assets of HOME Borrower are the primary source of repayment and interest on the MSR Loan, thereby making the cash proceeds received by HOME Borrower of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by HOME Borrower to MSR Lender. The MSR loan agreement requires that HOME Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness HOME Borrower can incur, limitations on sales and dispositions of the properties securitizing the MSR loan, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the MSR Loan is outstanding. We have limited indemnification obligations for wrongful acts taken by HOME Equity and HOME Borrower in connection with the secured collateral.

Even though the MSR Loan is non-recourse to us and all of our subsidiaries other than HOME Equity and HOME Borrower, we have agreed to limited bad act indemnification obligations to the MSR Lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of HOME Equity and HOME Borrower with respect to the MSR Loan and (ii) the principal amount of the MSR Loan and all other obligations under the MSR loan agreement in the event we cause certain voluntary bankruptcy events of HOME Equity or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the assets of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of December 31, 2016, the book value of the underlying securitized assets held by ARLP 2015-1 was $241.4 million.

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
Following the repayment of the notes issued under the ARLP 2014-1 and 2014-2 securitizations during the first quarter of 2016, only the ARLP 2015-1 securitization remained in effect. The following table sets forth data with respect to these notes as of December 31, 2016 and 2015 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099
December 31, 2015
ARLP Securitization Trust, Series 2014-1
ARLP 2014-1 Class A Notes (2)	3.47%	$136,404
ARLP 2014-1 Class M Notes (2)	4.25%	32,000
ARLP Securitization Trust, Series 2014-2
ARLP 2014-2 Class A Notes (2)	3.63%	244,935
ARLP 2014-2 Class M Notes (2)	—%	234,010
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	203,429
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2014-1 Class M Notes due to ARNS, Inc.		(32,000)
Elimination of ARLP 2014-2 Class A Notes due to ARNS, Inc.		(45,138)
Elimination of ARLP 2014-2 Class M Notes due to ARLP		(234,010)
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(3,031)
		$502,599
__________________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

(2)	Repaid during March 2016.

9. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2016:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the Unites States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and the court has not yet ruled on the motion to dismiss.

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

On February 11, 2015, plaintiff filed an amended complaint naming the directors of Ocwen as defendants and also naming the Company, AAMC, ASPS and Home Loan Servicing Solutions, Ltd. as alleged aiders and abettors of the purported breaches of fiduciary duties. The amended complaint alleges that the directors of Ocwen breached their fiduciary duties by, among other things, allegedly failing to exercise oversight over Ocwen’s compliance with applicable laws, rules and regulations; failing to exercise oversight responsibilities with respect to the accounting and financial reporting processes of Ocwen; failing to prevent conflicts of interest and allegedly improper related party transactions; failing to adhere to Ocwen’s code of conduct and corporate governance guidelines; selling personal holdings of Ocwen stock on the basis of material adverse inside information; and disseminating allegedly false and misleading statements regarding Ocwen’s compliance with regulatory obligations and allegedly self-dealing transactions with related companies. Plaintiff claims that as a result of the alleged breaches of fiduciary duties, Ocwen has suffered damages, including settlements with regulatory agencies in excess of $2 billion, injury to its reputation and corporate goodwill and exposure to governmental investigations and securities and consumer class action lawsuits. In addition to the derivative claims, the plaintiff also alleges an individual claim that Ocwen’s 2014 proxy statement allegedly contained untrue statements of material fact and failed to disclose material information in violation of federal securities laws.

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

On May 13, 2016, we filed a motion to dismiss the Sokolowski action.

In early October 2016, we received notice that the plaintiffs and Ocwen had reached a settlement agreement in principal to resolve the Sokolowski action without any liability to the other defendants, including us. On October 18, 2016, a Memorandum of Understanding with respect to the settlement was filed under seal with the Court. A hearing was scheduled and occurred on January 19, 2017 for final disposition of the case, and on January 20, 2017, the Court entered an order approving the settlement and closing the case with no liability to us.

Moncavage v. Faris, et al.
In March, 2015, a shareholder derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida by a purported shareholder of Ocwen under the caption Moncavage v. Ronald Faris, et al., Case No. 2015-CA-03244 (MB-AD). The action named certain officers and directors of Ocwen as defendants and alleged, among other things, various breaches of fiduciary duties by these individual defendants. The action also named ASPS, Home Loan Servicing Solutions, Ltd. and us as alleged aiders and abettors of the purported breaches of fiduciary duties. The allegations of wrongdoing contained in the Moncavage action are similar to the allegations in the Sokolowski action updated above.

On February 9, 2017, as part of the settlement of the Sokolowski matter described above, the plaintiff voluntarily dismissed the Moncavage action with no liability to us.

As a result of the foregoing descriptions of our legal proceedings, management does not believe that we have incurred an estimable, probable or material loss by reason of any of the above actions.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of ASPS, entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions is the exclusive provider of leasing and property management services to the us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with up to approximately 3,000 additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to June 30, 2017. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

10. Related-party transactions

Asset management agreement with AAMC

On March 31, 2015, we entered into a new asset management agreement (the “Current AMA”) with AAMC. The Current AMA, which became effective on April 1, 2015, provides for a new management fee structure, which replaces the fee structure under the original asset management agreement (the “Original AMA”), as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested capital (as defined in the Current AMA) for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 SFR properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

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

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the SFR properties leased by us for the first time during the quarter.

We have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock.

Under the Current AMA, AAMC continues to serve as our exclusive asset manager for initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital during the initial term of at least 7.0%. Under the Current AMA, we will not be required to reimburse AAMC for the allocable compensation and routine overhead expenses of its employees and staff, which will now be covered by the Base Management Fee described above. Only the compensation and benefits of the general counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf will be reimbursed.

Neither party is entitled to terminate the Current AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the Current AMA and failure to cure such breach, (b) us Residential for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Current AMA and (c) us in connection with certain change of control events.

Under the Original AMA, we paid AAMC a quarterly incentive management fee as follows:

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

Agreements with ASPS

We have engaged ASPS to provide services for us as detailed below. If for any reason ASPS is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance. ASPS's failure to perform the services under these agreements with AAMC or us could have a material adverse effect on us.

Master services agreement

Under the master services agreement, ASPS provides property management, leasing, renovation management and valuation services associated with the SFR properties we acquire upon conversion of residential mortgage loans that continue to be sub-performing or non-performing. The agreement provides for an initial term of 15 years, which term will automatically renew for successive two-year terms unless either party sends a notice of non-renewal to the other party at least nine months before the completion of the initial or renewal term, as applicable. AAMC works directly with ASPS's vendor management team on our behalf, and AAMC’s construction management team often interfaces with the general contractors and vendors to maintain relationships with the vendor network. Through AAMC’s team, we coordinate with ASPS and its personnel as well as the vendor network to establish a collective approach to the renovation management, maintenance, repair and materials supply chain. We believe AAMC’s experience and these coordinated efforts with ASPS provide it with the capabilities to replicate ASPS's vendor network, if necessary.

The total fees incurred by us under this agreement will be dependent upon the property management, leasing and renovation management services required on an asset-specific basis and will vary significantly based upon the location and condition of the asset as well as current market conditions and tenant turnover.

In the event our asset management agreement with AAMC is terminated without cause by us, the master services agreement with ASPS may be terminated at its sole discretion.

Support services agreement

Under the support services agreement, ASPS may provide services to us in such areas as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax, compliance and other support services where we may need assistance and support. The support services agreement provides generally that ASPS will undertake to provide the support services in a manner generally consistent with the manner and level of care with which such service, if any, was performed or provided prior to our separation from ASPS. The support services agreement extended for two years after the separation and automatically renews every year thereafter but may be terminated earlier under certain circumstances, including a default. The fees for all support services provided pursuant to the support services agreement are based on the fully allocated cost of providing the service. “Fully allocated cost” means the all-in cost of providing such service, including direct charges and allocable amounts reflecting compensation and benefits, technology expenses, occupancy and equipment expense and third party payments (but not taxes incurred in connection therewith).

During 2015, AAMC internalized certain of the support services that had been provided to us by ASPS by directly hiring 31 of the ASPS employees that had provided those services. We believe the direct hire of these employees has further increased the infrastructure of our manager so that they are better able to serve us operationally while enabling ASPS to focus on the property management, maintenance and brokerage services that matter most to us.

The total fees incurred by us under this agreement are dependent upon our business activity and the level of services required in connection therewith. In the event our asset management agreement with AAMC expires or is terminated, the support services agreement will terminate within 30 days.

Tax matters agreement

The tax matters agreement with ASPS sets out each party’s rights and obligations with respect to deficiencies and refunds, if any, of Luxembourg, U.S. federal, state, local or other foreign taxes for periods before and after our separation from ASPS and related matters such as the filing of tax returns and the conduct of Internal Revenue Service and other audits. In general, under this agreement, we are responsible for taxes attributable to our business incurred after the separation, and ASPS is responsible for taxes attributable to our business incurred prior to the separation.

Trademark license agreement

Under the trademark license agreement, ASPS granted us a non-exclusive, non-transferable, non-sublicensable, royalty free license to use the name “Altisource.” The agreement has no specified term and may be terminated by either party upon 30 days’ written notice, with or without cause. In the event that this agreement is terminated, all rights and licenses granted thereunder, including, but not limited to, the right to use “Altisource” in our name will terminate.

In the event our asset management agreement with AAMC expires or is terminated, the trademark license agreement will terminate within 30 days.

Agreements with Ocwen

Servicing agreement

Under the servicing agreement, Ocwen serviced certain of our residential mortgage loans and provided loan modification, assisted deed-in-lieu, assisted deed-for-lease and other loss mitigation programs. The agreement provided for an initial term of 15 years. In the event our asset management agreement with AAMC expired or was terminated, the servicing agreement would terminate within 30 days. From inception through 2014, we had exclusively engaged Ocwen to service the residential mortgage loans in our portfolio. As of the fourth quarter of 2016, we transferred servicing of all of our portfolio to two other mortgage servicers.

The total fees incurred by us under this agreement were dependent upon the number and type of acquired residential mortgage loans that Ocwen serviced pursuant to the terms of the agreement.

Aircraft time sharing agreement

Until its termination in February 2016, we maintained an Aircraft Time Sharing Agreement, or the “Timeshare Agreement,” with Ocwen pursuant to which Ocwen would make its corporate plane available to us for business-related travel from time to time. Under the Time Sharing Agreement, Ocwen agreed to provide us, on a time sharing basis, access to its plane in consideration of our reimbursement to Ocwen of the sum of its direct expenses of operating the plane plus an additional charge equal to 100% of such expenses. The amounts actually charged to us in any period was directly correlated to our use of the aircraft in each period, which varied depending on our needs and business use.

Summary of related party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Counterparty	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Base management fees (1)	AAMC	$17,334	$13,935	$—
Conversion fees (1)	AAMC	1,841	1,037	—
Management incentive fees (1)	AAMC	—	7,994	67,949
Expense reimbursements (2)	AAMC	816	750	6,070
Dividend income (3) (4)	NewSource	—	1,518	2,160
Interest expense (5)	NewSource	—	563	156
Professional fee sharing for negotiation of Current AMA (4)	AAMC	—	2,000	—
Residential property operating expenses	Ocwen/ASPS	—	—	21,612
Mortgage loan servicing costs	Ocwen	—	—	65,363
Acquisition fees and costs	ASPS	—	—	1,039
General and administrative expenses	ASPS	—	—	1,972
_______________

(1)	Included in management fees in the consolidated statements of operations.

(2)	Included in general and administrative expenses in the consolidated statements of operations.

(3)	Dividends on our preferred stock of NewSource (see Note 6).

(4)	Included in other income (expense) in the consolidated statement of operations.

(5)	Interest expense related to ARLP 2014-1 Class M Notes issued to NewSource. These Class M Notes were repurchased on September 14, 2015.

No Incentive Management Fee under the Current AMA was payable to AAMC during 2016 because our return on invested capital for the seven quarters covered by the Current AMA was below the required hurdle rate. Under the Current AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of December 31, 2016, the aggregate return shortfall from the prior seven quarters under the Current AMA was approximately 47.27% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

11. Share-based payments

2016 Equity Incentive Plan

The Altisource Residential Corporation 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”) was approved at the Annual Meeting of Stockholders on June 1, 2016.

Beginning in July 2016, our non-management directors each will receive annual grants of restricted stock units issued under the 2016 Equity Incentive Plan. These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60,000 on the date of grant. The restricted stock units are expected to vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional 2 years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the applicable director’s separation from the Board of Directors). The awards will be issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights are expected to accumulate and be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are actually paid to our stockholders.

The first annual grant of restricted stock units was made to our non-management directors on July 11, 2016 with respect to the 2016 to 2017 service year in an aggregate number of 26,520 shares of restricted stock with a weighted average grant date fair value of $9.05 per share, of which 6,630 were forfeited in December 2016 upon the departure of a director.

On August 9, 2016, an aggregate of 247,008 shares of restricted stock and 695,187 stock options were granted to certain employees of AAMC pursuant to the 2016 Equity Incentive Plan. The restricted stock and stock options had a weighted average grant date fair value of $10.04 per share and $1.91 per share, respectively. The restricted stock will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The stock options will vest in three equal annual installments on the later of the anniversary of the option award and the date of the satisfaction of certain performance criteria, in each case, on the first, second and third anniversaries of the option award, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

In addition to the above-described grants under the 2016 Equity Incentive Plan, during the year ended December 31, 2016 and pursuant to the 2013 Director Equity Plan, an aggregate of 1,232 shares of restricted stock were granted to a director who joined the Board on March 1, 2016 with a weighted average grant date fair value of $9.30 per share, and a former director forfeited 625 shares of restricted stock with a weighted average grant date fair value of $18.25 per share due to his departure from the Board on March 1, 2016. During the year ended December 31, 2015, our directors were granted 9,924 shares of restricted stock with a weighted average grant date fair value of $18.25 per share.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

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

Stock Options

We recorded $0.4 million of compensation expense related to our grants of stock options under the 2016 Equity Incentive Plan during the year ended December 31, 2016. As of December 31, 2016, we had $1.3 million of unrecognized share-based compensation cost remaining with respect to grants of stock options under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.6 years.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2013	909,759	$1.73
Exercised	(666,409)	1.39
Canceled	(1,584)	2.32
December 31, 2014	241,766	2.69
Exercised	(26,224)	4.21
Forfeited or canceled	(10,574)	6.30
December 31, 2015	204,968	2.30
Granted	695,187	10.04
Exercised	(34,464)	1.71
Forfeited or canceled	(2,714)	5.47
December 31, 2016	862,977	$8.55

The total outstanding options issued under all of our share-based compensation plans as of December 31, 2016 had a weighted average remaining life of 1.9 years with total intrinsic value of $2.1 million.

We have 167,790 options exercisable as of December 31, 2016 with a weighted average exercise price of $2.38, weighted average remaining life of 2.9 years and intrinsic value of $1.5 million. Of these exercisable options, none had exercise prices higher than the market price of our common stock as of December 31, 2016.

We calculated the grant date fair value of the stock options granted under the 2016 Equity Incentive Plan using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of stock options granted was determined using the following assumptions:

Year ended December 31, 2016
Risk free interest rate (1)	1.38%
Common stock dividend yield	5.98%
Expected volatility (2)	38.47%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the stock option grants.

(2)	Based on our historical stock price volatility.

Restricted stock

We recorded $0.9 million, $0.2 million and $0.2 million of compensation expense related to our grants of restricted stock for the year ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had $2.1 million and $0.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to our grants of restricted stock to be recognized over a weighted average remaining estimated term of 1.5 years and 0.4 years.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2013	12,090	$18.50
Granted	8,245	27.28
Vested (1)	(12,090)	18.50
December 31, 2014	8,245	$27.28
Granted	9,924	18.14
Vested (1)	(7,644)	27.28
Forfeit	(601)	27.28
December 31, 2015	9,924	$18.14
Granted	274,760	9.94
Vested (1)	(10,531)	17.20
Forfeit	(7,255)	9.84
December 31, 2016	266,898	$9.97
___________________
(1) The vesting date fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.1 million and $0.3 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We generally will issue new shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2016
Stock options outstanding	862,977
Possible future issuances under share-based compensation plans	2,111,661
2,974,638

As of December 31, 2016, we had 146,332,369 remaining shares of common stock authorized to be issued under our charter.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR loan agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At December 31, 2016, the interest rate cap had a fair value of $66 thousand. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded in our consolidated statement of operations. For the year ended December 31, 2016, we recognized a nominal amount related to changes in the fair value of the interest rate cap.

13. Income taxes

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

During 2016, we paid cash distributions of $38.3 million to our stockholders, which consisted of $24.5 million related to the 2016 taxable year, including $16.3 million of capital gain distributions and $8.2 million of return of capital distributions, and $13.8 million related to the 2015 taxable year. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2016.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. From inception through December 31, 2016, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our consolidated operations for the year ended December 31, 2016. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of December 31, 2016 and 2015, we did not accrue interest or penalties associated with any unrecognized tax benefits during the years ended December 31, 2016 and 2015. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the year ended December 31, 2016 and 2015. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2016.

14. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Numerator
Net (loss) income	$(228,028)	$(46,005)	$188,853

Denominator
Weighted average common stock outstanding – basic	54,490,979	56,843,028	56,247,376
Stock options using the treasury method	—	—	335,275
Restricted stock	—	—	5,486
Weighted average common stock outstanding – diluted	54,490,979	56,843,028	56,588,137

(Loss) earnings per basic share	$(4.18)	$(0.81)	$3.36
(Loss) earnings per diluted share	$(4.18)	$(0.81)	$3.34

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Denominator (in weighted-average shares)
Stock options	151,756	187,474	—
Restricted stock	24,146	3,279	—

Pursuant to the Current AMA, we have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for the years ended December 31, 2016 and 2015.

15. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing single-family rental properties, either on an individual basis or in pools, or by the acquisition and resolution of NPLs. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

16. Quarterly financial information (unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$40,061	$238	$4,401	$12,058	$56,758
Net loss	(45,658)	(63,528)	(57,638)	(61,204)	(228,028)
Loss per basic share of common stock	(0.82)	(1.16)	(1.06)	(1.14)	(4.18)
Loss per diluted share of common stock	(0.82)	(1.16)	(1.06)	(1.14)	(4.18)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$88,915	$76,519	$58,523	$24,141	$248,098
Net income (loss)	12,424	13,092	(5,363)	(66,158)	(46,005)
Earnings (loss) per basic share of common stock	0.22	0.23	(0.09)	(1.18)	(0.81)
Earnings (loss) per diluted share of common stock	0.22	0.23	(0.09)	(1.18)	(0.81)

17. Subsequent events

On January 23, 2017, we completed the sale of 556 loans with an aggregate UPB of $120.3 million to an unrelated third party.

On February 15, 2017, we awarded the sale of 2,384 loans with an aggregate UPB of $574.4 million to an unrelated third party. We subsequently reclassified these loans to mortgage loans held for sale.

Altisource Residential Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves (2)	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	46	SFR	$2,717	$6,613	$495	$7,108	$400	20.9	2014 - 2016	3-27.5 years
Arizona	47	SFR	6,571	13,133	854	13,987	690	22.3	2013 - 2016	3-27.5 years
Arkansas	24	SFR	995	2,567	294	2,861	532	33.3	2013 - 2016	3-27.5 years
California	244	SFR	47,615	91,937	4,381	96,318	5,605	37.8	2013 - 2016	3-27.5 years
Colorado	24	SFR	2,373	5,504	498	6,002	320	31.1	2014 - 2016	3-27.5 years
Connecticut	50	SFR	3,647	9,535	579	10,114	874	57.8	2014 - 2016	3-27.5 years
Delaware	22	SFR	1,400	4,378	156	4,534	259	35.4	2014 - 2016	3-27.5 years
Dist. of Columbia	2	SFR	370	712	—	712	—	107.1	2016 - 2016
Florida	1,306	SFR	108,738	186,061	21,700	207,761	8,267	27.9	2013 - 2016	3-27.5 years
Georgia	2,721	SFR	190,978	266,573	31,652	298,225	9,272	30.8	2013 - 2016	3-27.5 years
Hawaii	3	SFR	407	639	—	639	50	33.9	2014 - 2016
Idaho	6	SFR	238	840	61	901	48	37.5	2014 - 2015	3-27.5 years
Illinois	308	SFR	26,039	54,453	5,087	59,540	5,292	46.4	2013 - 2016	3-27.5 years
Indiana	519	SFR	46,771	63,832	5,989	69,821	2,197	20.9	2013 - 2016	3-27.5 years
Iowa	6	SFR	250	446	70	516	69	69.0	2015 - 2016
Kansas	18	SFR	1,698	2,285	386	2,671	124	39.0	2014 - 2016	3-27.5 years
Kentucky	41	SFR	2,607	4,536	437	4,973	116	30.9	2013 - 2016	3-27.5 years
Louisiana	16	SFR	534	1,898	282	2,180	84	28.4	2013 - 2016	3-27.5 years
Maine	6	SFR	86	849	—	849	89	54.0	2014 - 2016
Maryland	317	SFR	30,814	63,869	3,948	67,817	4,596	35.1	2013 - 2016	3-27.5 years
Massachusetts	69	SFR	4,615	15,534	1,166	16,700	1,186	78.6	2014 - 2016	3-27.5 years
Michigan	42	SFR	3,849	6,843	722	7,565	630	39.6	2014 - 2016	3-27.5 years
Minnesota	103	SFR	13,055	17,575	1,168	18,743	386	65.1	2014 - 2016	3-27.5 years
Mississippi	87	SFR	9,642	12,450	891	13,341	110	16.6	2014 - 2016	3-27.5 years
Missouri	91	SFR	9,271	12,534	1,376	13,910	611	23.5	2013 - 2016	3-27.5 years
Montana	1	SFR	78	140	3	143	13	24.0	2015 - 2015
Nevada	19	SFR	1,250	2,823	263	3,086	148	24.5	2013 - 2016	3-27.5 years
New Hampshire	4	SFR	210	661	—	661	82	96.9	2014 - 2015
New Jersey	188	SFR	11,887	32,383	1,233	33,616	2,895	59.0	2014 - 2016	3-27.5 years
New Mexico	51	SFR	3,058	6,386	497	6,883	726	24.5	2013 - 2016	3-27.5 years
New York	70	SFR	3,917	14,430	634	15,064	1,443	67.5	2013 - 2016	3-27.5 years
North Carolina	575	SFR	50,037	73,290	5,673	78,963	2,334	19.7	2013 - 2016	3-27.5 years
Ohio	55	SFR	3,247	7,069	954	8,023	822	35.5	2013 - 2016	3-27.5 years
Oklahoma	190	SFR	21,506	26,025	1,658	27,683	452	25.2	2014 - 2016	3-27.5 years
Oregon	21	SFR	1,981	4,931	93	5,024	74	35.9	2014 - 2016	3-27.5 years
Pennsylvania	126	SFR	7,874	17,428	2,176	19,604	1,795	58.6	2013 - 2016	3-27.5 years
Rhode Island	46	SFR	3,480	5,850	787	6,637	336	78.2	2014 - 2016	3-27.5 years
South Carolina	94	SFR	6,039	11,709	1,332	13,041	982	21.9	2013 - 2016	3-27.5 years
South Dakota	1	SFR	—	95	—	95	—	35.0	2015 - 2015
Tennessee	990	SFR	112,079	138,533	9,788	148,321	1,538	20.0	2014 - 2016	3-27.5 years
Texas	1,772	SFR	185,329	247,787	15,500	263,287	3,433	26.1	2013 - 2016	3-27.5 years

Utah	29	SFR	2,849	5,219	592	5,811	786	39.0	2013 - 2016	3-27.5 years
Vermont	5	SFR	346	840	17	857	152	103.5	2014 - 2016
Virginia	56	SFR	8,890	15,605	1,259	16,864	1,672	29.6	2013 - 2016	3-27.5 years
Washington	90	SFR	9,105	18,102	615	18,717	585	41.6	2013 - 2016	3-27.5 years
West Virginia	2	SFR	183	300	34	334	48	13.0	2015 - 2016	3-27.5 years
Wisconsin	30	SFR	1,547	3,666	480	4,146	478	45.4	2014 - 2016	3-27.5 years
Total (2)	10,533		$950,172	$1,478,868	125,780	1,604,648	62,601	31.1
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Real estate assets:
Beginning balance	$1,048,142	$643,974	$37,113
Acquisitions through foreclosure	206,987	470,221	587,268
Other acquisitions	778,173	118,297	34,104
Improvements	50,182	25,802	16,872
Cost of real estate sold	(478,836)	(210,152)	(31,383)
Ending balance (1)	$1,604,648	$1,048,142	$643,974

Accumulated depreciation and reserves for selling costs and impairment:
Beginning balance	$61,716	$19,367	$25
Depreciation expense	20,840	6,414	1,067
Selling cost and impairment	56,384	70,124	21,788
Real estate sold	(76,339)	(34,189)	(3,513)
Ending balance	$62,601	$61,716	$19,367
___________
(1) The aggregate cost for federal income tax purposes is $1,584.7 million as of December 31, 2016.

Altisource Residential Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2016
($ in thousands)

Description (Face Value of Loan)	Loan Count	Interest Rate	Maturity	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
$0-49,999	182	2.000% - 12.375%	08/01/2009 - 01/01/2054	$6,614	$5,426
$50,000-99,999	391	0.000% - 12.350%	02/01/2011 - 09/01/2054	22,315	26,988
$100,000-149,999	526	2.000% - 12.650%	11/01/2010 - 12/01/2054	41,747	60,634
$150,000-199,999	450	2.000% - 12.480%	08/01/2010 - 05/01/2056	46,368	72,092
$200,000-249,999	376	2.000% - 11.650%	04/01/2024 - 03/01/2053	49,372	77,119
$250,000+	966	1.000% - 12.250%	03/01/2011 - 04/01/2056	294,028	409,889
Total (2) (3)	2,891			$460,444	$652,148
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

(2)	The aggregate cost for federal income tax purposes is $603.1 million as of December 31, 2016.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Mortgage loans at fair value
Beginning balance	$960,534	$1,959,044	$1,207,163
Investment in mortgage loans	—	—	1,122,408
Change in unrealized gain on mortgage loans	(409)	177,545	350,822
Cost of mortgage loans sold	(84,673)	(174,894)	(151,624)
Mortgage loan payments and escrow recoveries	(30,596)	(24,550)	(19,299)
Real estate tax advances to borrowers	18,013	29,261	36,842
Transfer of mortgage loans to held for sale, net	(195,461)	(535,836)	—
Transfer of mortgage loans to real estate owned, net	(206,964)	(470,036)	(587,268)
Ending balance	$460,444	$960,534	$1,959,044