Form 10-Q
period 2017-03-31
Altisource Residential Corp
filed 2017-05-09
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2017, 53,515,458 shares of our common stock were outstanding.

Altisource Residential Corporation
March 31, 2017

i

References in this report to “we,” “our,” “us” or the “Company” refer to Altisource Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets on favorable terms;

•	the impact of changes to the supply of, value of and the returns on single-family rental and mortgage assets;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rentals;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	our ability to convert residential mortgage loans to rental properties and generate attractive returns;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource Portfolio Solutions S.A. or Main Street Renewal, LLC to effectively perform their obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

ii

Part I

Item 1. Financial Statements (Unaudited)

Altisource Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate held for use:
Land	$244,104	$220,800
Rental residential properties	1,035,510	926,320
Real estate owned	192,648	289,141
Total real estate held for use	1,472,262	1,436,261
Less: accumulated depreciation	(37,512)	(27,541)
Total real estate held for use, net	1,434,750	1,408,720
Real estate assets held for sale	158,239	133,327
Mortgage loans at fair value	70,794	460,444
Mortgage loans held for sale	354,306	108,036
Cash and cash equivalents	61,683	106,276
Restricted cash	39,806	22,947
Accounts receivable, net	31,708	34,931
Prepaid expenses and other assets	9,119	10,166
Total assets	$2,160,405	$2,284,847

Liabilities:
Repurchase and loan agreements	$1,213,614	$1,220,972
Other secured borrowings	82,355	144,099
Accounts payable and accrued liabilities	54,177	51,442
Related party payables	5,091	5,266
Total liabilities	1,355,237	1,421,779

Commitments and contingencies (Note 7)

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,527,755 shares issued and outstanding as of March 31, 2017 and 53,667,631 shares issued and outstanding as of December 31, 2016	535	537
Additional paid-in capital	1,181,877	1,182,245
Accumulated deficit	(377,244)	(319,714)
Total equity	805,168	863,068
Total liabilities and equity	$2,160,405	$2,284,847

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenues:
Rental revenues	$25,618	$6,071
Change in unrealized gain on mortgage loans	(51,865)	(42,452)
Net realized gain on mortgage loans	7,261	12,732
Net realized gain on mortgage loans held for sale	28,289	34,197
Net realized gain on real estate	19,956	29,401
Interest income	79	112
Total revenues	29,338	40,061
Expenses:
Residential property operating expenses	18,259	18,201
Real estate depreciation and amortization	15,174	3,601
Acquisition fees and costs	167	1,581
Selling costs and impairment	14,220	26,591
Mortgage loan servicing costs	6,245	11,724
Interest expense	15,572	16,416
Share-based compensation	1,914	45
General and administrative	2,322	2,915
Management fees to AAMC	4,815	4,526
Total expenses	78,688	85,600
Loss before income taxes	(49,350)	(45,539)
Income tax expense	7	119
Net loss	$(49,357)	$(45,658)

Loss per share of common stock - basic:
Loss per basic share	$(0.92)	$(0.82)
Weighted average common stock outstanding - basic	53,646,291	55,380,120
Loss per share of common stock - diluted:
Loss per diluted share	$(0.92)	$(0.82)
Weighted average common stock outstanding - diluted	53,646,291	55,380,120

Dividends declared per common share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount

December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Issuance of common stock, including stock option exercises	26,703	—	48	—	48
Repurchases of common stock	(166,579)	(2)	(2,330)	—	(2,332)
Dividends on common stock ($0.15 per share)	—	—	—	(8,173)	(8,173)
Share-based compensation	—	—	1,914	—	1,914
Net loss	—	—	—	(49,357)	(49,357)
March 31, 2017	53,527,755	535	$1,181,877	$(377,244)	$805,168

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount

December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Issuance of common stock, including stock option exercises	7,915	—	29	—	29
Repurchases of common stock	(893,104)	(9)	(10,009)	—	(10,018)
Dividends on common stock ($0.15 per share)	—	—	—	(16,479)	(16,479)
Share-based compensation	—	—	45	—	45
Net loss	—	—	—	(45,658)	(45,658)
March 31, 2016	54,695,816	$547	$1,192,483	$(112,754)	$1,080,276

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating activities:
Net loss	$(49,357)	$(45,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	51,865	42,452
Net realized gain on mortgage loans	(7,261)	(12,732)
Net realized gain on mortgage loans held for sale	(28,289)	(34,197)
Net realized gain on real estate	(19,956)	(29,401)
Real estate depreciation and amortization	15,174	3,601
Selling costs and impairment	14,220	26,591
Accretion of interest on re-performing mortgage loans	—	(37)
Share-based compensation	1,914	45
Amortization of deferred financing costs	2,331	5,002
Changes in operating assets and liabilities:
Accounts receivable, net	(1,208)	(8,739)
Related party receivables	—	1,966
Deferred leasing costs	(262)	(84)
Prepaid expenses and other assets	(641)	(919)
Accounts payable and accrued liabilities	1,030	4,507
Related party payables	(175)	4,676
Net cash used in operating activities	(20,615)	(42,927)
Investing activities:
Investment in real estate	(28,225)	(74,845)
Investment in renovations	(13,453)	(7,352)
Real estate tax advances	(752)	(5,696)
Mortgage loan resolutions and dispositions	117,690	329,363
Mortgage loan payments	3,694	5,619
Disposition of real estate	75,888	84,276
Acquisition related deposits	(315)	—
Net cash provided by investing activities	154,527	331,365
Financing activities:
Issuance of common stock, including stock option exercises	181	49
Payment of tax withholdings on exercise of stock options	(133)	(20)
Repurchase of common stock	(2,332)	(10,018)
Dividends on common stock	(8,050)	(13,833)
Repayments of other secured debt	(61,882)	(341,175)
Proceeds from repurchase and loan agreements	6,099	285,234
Repayments of repurchase and loan agreements	(93,786)	(200,934)
Payment of deferred financing costs	(1,743)	(3,014)
Net cash used in financing activities	(161,646)	(283,711)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,734)	4,727
Cash, cash equivalents and restricted cash as of beginning of the period	129,223	137,268
Cash, cash equivalents and restricted cash as of end of the period	$101,489	$141,995

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31, 2017	Three months ended March 31, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,362	$11,459
Income taxes paid	1	180
Seller financing of assets acquired	79,879	—
Transfer of mortgage loans to real estate owned, net	30,553	62,542
Transfer of mortgage loans at fair value to mortgage loans held for sale, net	352,677	34,029
Changes in accrued capital expenditures	1,582	(91)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	4,519	(6,959)
Changes in receivables from real estate owned dispositions	(8,950)	9,777
Dividends declared but not paid	8,463	8,204

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2017
(Unaudited)

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

We employ a diversified SFR property acquisition strategy that includes acquiring portfolios of SFR properties from a variety of market participants and purchasing SFR properties on a mini-bulk or one-by-one basis from the Multiple Listing Service and alternative listing sources. In 2015, we commenced the disposition of certain sub-performing and non-performing mortgage loans (“NPLs”) we had previously acquired in order to create additional liquidity and purchasing power to build our rental portfolio. As of March 31, 2017, we had disposed of, or agreed to the sale of, the substantial majority our remaining NPL portfolio.

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

We have property management contracts with two separate third-party service providers to provide to us, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. Also, we have servicing agreements with two separate mortgage loan servicers for the remaining mortgage loans in our portfolio.

Basis of presentation and use of estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by the Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2017.

Our financial statements include the accounts of our wholly owned subsidiaries as well as the variable interest entities (“VIEs”) of which we are the primary beneficiary. We eliminate intercompany accounts and transactions upon consolidation.

The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity. We reassess our involvement with VIEs on a quarterly basis. Changes in methodologies, assumptions and inputs in the determination of the primary beneficiary could have a material effect on the amounts presented within the condensed consolidated financial statements.

In certain instances, we hold both the power to direct the most significant activities of each VIE as well as an economic interest in the entity, and, as such, we are deemed to be the primary beneficiary or consolidator of the VIE. We have determined that our securitization trust, ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), is a VIE of which we are the primary beneficiary. See Note 6 for more information regarding our securitization trust.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the provisions of ASU 2017-01 effective January 1, 2017. Although this adoption had no significant effect on our previously reported consolidated financial information, we expect that the majority of future acquisitions of SFR properties will no longer meet the definition of a business under the amended guidance. As a result, for future SFR acquisitions that do not meet the definition of a business, we expect to capitalize certain acquisition costs that would have otherwise been expensed in the period incurred, including the HOME II Transaction described in Note 2.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This update standard is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2019. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. Upon adoption, the Company has retrospectively reclassified $3.1 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the quarter ended March 31, 2016 to be consistent with the current presentation. Restricted cash balances include amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to our repurchase and loan agreements and other secured borrowings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This update standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements; however, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements as our lease terms are generally one to two years. We anticipate applying this amendment using the modified retrospective method.

2. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME II Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million, which is subject to potential purchase price adjustments as described in Note 7. The purchase price was funded with approximately $79.9 million of proceeds from a seller financing arrangement (the “HOME II loan agreement,” see Note 6) representing 75% of the aggregate purchase price as well as $26.6 million of cash on hand. As of March 31, 2017, we were committed to purchase up to 2,743 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale. We capitalized $1.5 million of acquisition fees and costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.4 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

During the three months ended March 31, 2016, we acquired 113 residential properties under our one-by-one acquisition program for an aggregate purchase price of $10.1 million.

Dispositions

During the three months ended March 31, 2017 and 2016, we sold 413 and 686 REO properties, respectively, and recorded $20.0 million and $29.4 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Resolutions

During the three months ended March 31, 2017 and 2016, we resolved 78 and 169 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $7.3 million and $12.7 million, respectively, of net realized gains on mortgage loans.

Dispositions

During the three months ended March 31, 2017 and 2016, we sold 556 and 1,078 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $28.3 million and $34.2 million, respectively, of net realized gains on mortgage loans held for sale.

In addition, in January 2017, we commenced an auction process to sell an additional portfolio of 2,384 mortgage loans with an aggregate unpaid principal balance (“UPB”) of $574.4 million. On February 15, 2017, following the auction process, we agreed in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction during the second quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all.

Following completion of the sale of this additional mortgage loan portfolio, we will have sold the substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. We may conduct additional sales of non-performing loans that do not meet our rental criteria, although the number of remaining mortgage loans that may be sold will be substantially lower than it has been in prior periods. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

Transfers of mortgage loans to real estate owned

During the three months ended March 31, 2017 and 2016, we transferred an aggregate of 195 and 360 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions (“BPOs”) of $28.7 million and $64.9 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $9.5 million and $11.6 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value.

Due diligence costs

During the three months ended March 31, 2017 and 2016, we recognized $0.2 million in each period related to due diligence costs. These due diligence costs are included in our condensed consolidated statement of operations as acquisition fees and costs.

3. Real estate assets, net

Real estate held for use

As of March 31, 2017, we had 10,280 single-family residential properties held for use. Of these properties, 8,385 had been leased, 486 were listed and ready for rent and 449 were in varying stages of renovation and unit turn status. With respect to the remaining 960 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties, we were in the process of determining whether these properties would meet our rental profile.

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

During the three months ended March 31, 2017 and 2016, we recognized $2.3 million and $3.0 million, respectively, of impairment on real estate held for use, all of which relates to our properties under evaluation for rental strategy.

Real estate held for sale

As of March 31, 2017 and December 31, 2016, our real estate held for sale included 793 and 594 REO properties, respectively, having an aggregate carrying value of $158.2 million and $133.3 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

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

During the three months ended March 31, 2017 and 2016, we recognized $2.1 million and $11.9 million, respectively, of impairment on our real estate held for sale.

4. Mortgage loans

The following table sets forth our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
March 31, 2017
Current	194	$28,484	$39,681	$47,520
30	22	3,674	4,999	7,921
60	15	1,535	2,316	2,805
90	110	17,736	30,897	31,760
Foreclosure	101	19,365	28,717	30,545
Mortgage loans at fair value	442	$70,794	$106,610	$120,551

December 31, 2016
Current	211	$33,992	$45,568	$58,842
30	66	7,898	11,836	13,576
60	34	4,444	6,364	7,536
90	400	48,338	82,705	91,772
Foreclosure	2,180	365,772	551,243	574,546
Mortgage loans at fair value	2,891	$460,444	$697,716	$746,272

The following table sets forth our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
March 31, 2017
Current	97	$16,114	$22,795	$26,701
30	21	3,101	4,721	5,452
60	15	2,178	3,352	4,410
90	480	87,103	123,996	141,689
Foreclosure	1,590	245,810	384,011	394,284
Mortgage loans held for sale	2,203	$354,306	$538,875	$572,536

December 31, 2016
Current	519	$100,558	$114,757	$140,471
30	10	1,082	1,911	2,329
60	4	286	623	663
90	17	1,622	2,291	3,430
Foreclosure	33	4,488	6,023	6,675
Mortgage loans held for sale	583	$108,036	$125,605	$153,568

As of March 31, 2017, our mortgage loans held for sale include certain mortgage loans identified for sale by management and our remaining re-performing residential mortgage loans that we initially acquired in June 2014. We determined to dispose of these mortgage loans because we do not expect them to be rental candidates.

Re-performing residential mortgage loans

For the three months ended March 31, 2017 and 2016, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield for our re-performing residential mortgage loans. For the three months ended March 31, 2017, we accreted no interest income with respect to our re-performing loans. For the three months ended March 31, 2016, we accreted $37 thousand into interest income with respect to our re-performing loans. At March 31, 2017 and December 31, 2016, our re-performing loans had a UPB of $5.0 million and $5.7 million, respectively, and a carrying value of $3.5 million and $3.7 million, respectively. We included these loans in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Three months ended March 31, 2017	Three months ended March 31, 2016
Balance at the beginning of the period	$1,757	$2,146
Payments and other reductions, net	(182)	—
Accretion	—	(37)
Balance at the end of the period	$1,575	$2,109

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$70,794	$—	$—	$70,794
Interest rate cap derivative (1)	66	—	66	—
Nonrecurring basis (assets)
Real estate assets held for sale	158,239	—	—	158,239
Not recognized on condensed consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	354,306	—	—	354,306
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,213,614	—	1,219,164	—
Other secured borrowings	82,355	—	83,089	—

December 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$460,444	$—	$—	$460,444
Interest rate cap derivative (1)	66	—	66	—
Nonrecurring basis (assets)
Real estate assets held for sale	133,327	—	—	133,327
Not recognized on condensed consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	108,036	—	—	108,036
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,220,972	—	1,226,972	—
Other secured borrowings	144,099	—	144,971	—
_____________

(1)	We include the fair value of our interest rate cap derivative within prepaid expenses and other assets in our condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the three months ended March 31, 2017 or during the year ended December 31, 2016.

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value and NPLs held for sale are estimated using our asset manager's proprietary discounted cash flow pricing model. The fair value of re-performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of our interest rate cap derivative is estimated using a discounted cash flow analysis based on the contractual terms of the derivative. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings is estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Mortgage loans at fair value
Beginning balance	$460,444	$960,534
Change in unrealized gain on mortgage loans	6,774	26,256
Net realized gain on mortgage loans	7,261	12,732
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	(352,677)	34,029
Mortgage loan resolutions and payments	(22,866)	(49,931)
Real estate tax advances to borrowers	2,327	3,442
Transfer of mortgage loans to real estate owned, net	(30,469)	(62,519)
Ending balance	$70,794	$924,543

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$1,025	$20,642

The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans at fair value as of the dates indicated:

Input	March 31, 2017	December 31, 2016
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-3.1% to 11.2%	-11.2% to 15.1%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — rental	0%	0%
Loan resolution probabilities — liquidation	32.6% to 100%	31.8% to 100%
Loan resolution probabilities — paid in full	0% to 66.4%	0% to 66.2%
Loan resolution timelines (in years)	0.1 to 5.7	0.1 to 5.8
Value of underlying properties	$10,500 to $2,450,000	$3,500 to $4,600,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of March 31, 2017, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.23%, excluding amortization of deferred debt issuance costs.

At March 31, 2017, we were party to one repurchase agreement and three loan agreements. Below is a description of each agreement outstanding during the three months ended March 31, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014, 2015 and 2016, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS repurchase agreement decreased incrementally on each of January 31, 2017 and February 28, 2017 and will further decrease on each of June 30, 2017 and September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At March 31, 2017, the CS repurchase agreement had an aggregate maximum borrowing capacity of $525.0 million.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura loan agreement was amended during 2015 and 2016, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate borrowing capacity of $250.0 million, removed the exit fee requirement upon early repayment and extended the maturity date to April 5, 2018. The uncommitted maximum borrowing amount increased to $100.0 million, which is available subject to our meeting certain eligibility requirements.

•
In connection with the seller financing related to our acquisition of 4,262 SFR properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR loan agreement”) between HOME SFR Borrower, LLC (“HOME Borrower”), our indirect wholly owned subsidiary, the sellers and MSR Lender LLC, as agent. Pursuant to the MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR loan agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR loan agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

•
In connection with the seller financing related to the first closing under the HOME II Transaction on March 30, 2017, HOME Borrower II entered into the HOME II loan agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $79.9 million in connection with the first acquisition of properties (the “HOME II Loan”). The HOME II loan agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II loan agreement. The initial maturity date of the HOME II loan agreement is October 9, 2019. HOME Borrower II has the option to extend the HOME II loan agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II loan agreement on each maturity date. The HOME II Loan is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of March 31, 2017 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2017, an aggregate of $1.2 billion was outstanding under our repurchase and loan agreements. The CS repurchase agreement and the Nomura loan agreement are fully guaranteed by us.

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
March 31, 2017
CS repurchase agreement due November 17, 2017	$525,000	$774,701	$505,530	$19,470
Nomura loan agreement due April 6, 2017	250,000	232,583	144,496	105,504
MSR loan agreement due November 9, 2018	489,259	635,448	489,259	—
HOME II loan agreement due October 9, 2019	79,879	105,610	79,879	—
Less: deferred debt issuance costs	—	—	(5,550)	—
	$1,344,138	$1,748,342	$1,213,614	$124,974

December 31, 2016
CS repurchase agreement due November 17, 2017	$600,000	$902,339	$582,659	$17,341
Nomura loan agreement due April 6, 2017	250,000	238,142	155,054	94,946
MSR loan agreement due November 9, 2018	489,259	638,799	489,259	—
Less: deferred debt issuance costs	—	—	(6,000)	—
	$1,339,259	$1,779,280	$1,220,972	$112,287

Our business model relies to a significant degree on both our short-term financing and longer duration asset backed financing arrangements, including the HOME II loan agreement that closed in March 2017 and the new term loan arrangement that closed in April 2017 (as described in Note 14), and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer term facilities and (2) continue to liquidate non-rental REO properties and certain NPLs in the ordinary course, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and our ongoing relationships with lenders.

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

Pursuant to the CS repurchase agreement, we are entitled to collateralize a portion of the facility with securities. As of March 31, 2017, approximately $21.3 million of the amount outstanding under the CS repurchase agreement was collateralized by $34.0 million of the Class A-2 Notes issued and retained by us in connection with the securitization completed in July 2015 by ARLP 2015-1.

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

Terms and covenants related to the MSR loan agreement and HOME II loan agreement

Under the terms of the MSR loan agreement and the HOME II loan agreement, each of the MSR Loan and the HOME II Loan are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower and Home Borrower II and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. The loan agreements require that each entity comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower or HOME Borrower II in connection with the secured collateral.

Even though the MSR loan agreement and HOME II loan agreement are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of the MSR Loan, the HOME II Loan and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of March 31, 2017, the book value of the underlying securitized assets held by ARLP 2015-1 was $174.5 million.

The following table sets forth data with respect to these notes as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
March 31, 2017
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$117,089
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(734)
		$82,355

December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of March 31, 2017:

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with AAMC, Ocwen Financial Corporation (“Ocwen”) and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's shareholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the Unites States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. Plaintiff’s opposition to defendants’ motion for reconsideration is anticipated to be due on May 8, 2017. In addition, the defendants filed their answer and affirmative defenses by April 21, 2017.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with up to approximately 3,000 additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with

Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

Commitments and contingencies related to the HOME II Transaction

In connection with the HOME II Transaction, as of March 31, 2017, we had committed to purchase up to 2,743 additional stabilized rental properties from the Amherst sponsored entities in additional closings that are expected to occur during 2017. Because the properties to be acquired had not yet been fully finalized prior to the date of this report, we are unable to predict the total aggregate purchase price of the future closings under the HOME II Transaction.

Pursuant to the purchase and sale agreement underlying the HOME II Transaction (the “PSA”), the ultimate purchase price of the properties acquired or to be acquired is subject to potential adjustment based on a predetermined formula, which is dependent upon the valuation of the acquired properties at a future date. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time.

8. Related-party transactions

Asset management agreement with AAMC

On March 31, 2015, we entered into our current asset management agreement (the “AMA”) with AAMC. The AMA, which became effective on April 1, 2015, provides for a management fee structure as follows:

•
Base Management Fee. AAMC is entitled to a quarterly Base Management Fee equal to 1.5% of the product of (i) our average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25, while we have fewer than 2,500 single-family rental properties actually rented (“Rental Properties”). The Base Management Fee percentage increases to 1.75% of invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of invested capital while we have 4,500 or more Rental Properties;

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

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the applicable quarter.

We have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock.

Under the AMA, we reimburse AAMC for the compensation and benefits of the General Counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf.

The AMA requires that AAMC continue to serve as our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%. Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA and (c) us in connection with certain change of control events.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Base management fees (1)	$4,211	$4,124
Conversion fees (1)	604	402
Expense reimbursements (2)	196	—
______________

(1)	Included in management fees in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No Incentive Management Fee under the AMA was payable to AAMC during the three months ended March 31, 2017 because our return on invested capital (as defined in the AMA) was below the required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an Incentive Management Fee. As of March 31, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 55.60% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any Incentive Management Fee will be payable to AAMC.

9. Share-based payments

2016 Equity Incentive Plan

Beginning in July 2016, our non-management directors each received annual grants of restricted stock units issued under the Altisource Residential Corporation 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60 thousand on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the applicable director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are actually paid to our stockholders.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our condensed consolidated statements of operations because they are not related to our incentive compensation. As of March 31, 2017, options to purchase an aggregate of 141,087 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

Share-based payment activity

We made no grants of share-based awards during the three months ended March 31, 2017. During the three months ended March 31, 2016, our restricted stock activity included the grant to a director of 1,232 shares with a weighted average grant date fair value of $9.30 per share and the forfeiture by a director of 625 shares with a weighted average grant date fair value of $18.25 per share.

We recorded $1.9 million and $45 thousand of compensation expense related to our share-based compensation programs for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had $4.6 million of unrecognized share-based compensation cost remaining with an average remaining estimated term of 1.3 years. As of March 31, 2016, we had a nominal amount of unrecognized share-based compensation cost remaining with respect to the director grants.

10. Derivatives

We may enter into derivative contracts from time to time in order to mitigate the risk associated with our variable rate debt. We do not enter into derivatives for investment purposes. Derivatives are carried at fair value within prepaid expenses and other assets in our condensed consolidated balance sheet. Upon execution, we may or may not designate such derivatives as accounting hedges.

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR loan agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At March 31, 2017, the interest rate cap had a fair value of $66 thousand. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statement of operations. For the three months ended March 31, 2017, we recognized no changes in the fair value of the interest rate cap.

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

During 2016, we paid cash distributions of $38.3 million to our stockholders, which consisted of $24.5 million related to the 2016 taxable year, including $16.3 million of capital gain distributions and $8.2 million of return of capital distributions, and $13.8 million related to the 2015 taxable year. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status had been met for 2016.

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through March 31, 2017, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our condensed consolidated operations for the three months ended March 31, 2017 and 2016. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of March 31, 2017 and 2016, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three months ended March 31, 2017 and 2016. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2016. RESI and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On April 28, 2017, we received verbal confirmation from the IRS that the examination of the TRS’ 2014 tax year will be closed without any changes.

12. Earnings per share

The following table sets forth the components of diluted (loss) earnings per share (in thousands, except share and per share amounts):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Numerator
Net loss	$(49,357)	$(45,658)

Denominator
Weighted average common stock outstanding – basic	53,646,291	55,380,120
Weighted average common stock outstanding – diluted	53,646,291	55,380,120

Loss per basic common share	$(0.92)	$(0.82)
Loss per diluted common share	$(0.92)	$(0.82)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Denominator (in weighted-average shares)
Stock options	160,478	159,015
Restricted stock	95,511	5,276

Effective April 1, 2015, we have the flexibility to pay up to 25% of the Incentive Management Fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any Incentive Management Fees, no dilutive effect was recognized for the three months ended March 31, 2017 or 2016.

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

14. Subsequent events

On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement (collectively, the “Lenders”).

Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of single-family rental properties (the “Term Loan”). The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%. Approximately $73.6 million of the proceeds were used to pay down other existing borrowings.

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term

Loan is outstanding. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the Lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan.

Management has evaluated the impact of all events subsequent to March 31, 2017 and through the issuance of these interim condensed consolidated financial statements. Except as described above, we have determined that there were no additional subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Altisource Residential, L.P. (“ARLP”), and its subsidiaries. We conduct an SFR business with a diversified SFR property acquisition strategy and an efficient property management structure in order to pursue our objective of becoming one of the top single-family equity REITs serving working class American families and their communities.

Our strategy is to build long-term shareholder value through the creation of a large portfolio of SFR homes that are targeted to operate at a best-in-class yield. The Company believes there is a compelling opportunity in the single-family rental market and that it has implemented the right strategic plan to capitalize on the sustained growth in single-family rental demand. The Company targets the moderately-priced single-family home market that, in the Company's view, offers optimal yield opportunities.

In order to achieve this goal, we have focused on (i) identifying and acquiring high-yielding SFR properties in pools or on a targeted, individual basis; (ii) working with our property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental REO properties that do not meet our targeted rental criteria, which generates cash that we may reinvest in acquiring additional SFR properties; (iv) resolving the remaining mortgage loans in our portfolio, including the conversion of a portion of the underlying properties to rental units and (v) extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), which we rely on to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our real estate owned (“REO”) properties and residential mortgage loans.

We have also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions S.A. (“ASPS”) and Main Street Renewal, LLC (“MSR”, together with ASPS, our “Property Managers”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR portfolios. We believe that our relationships with our Property Managers and our access to their respective nationwide renovation and property management vendor and internal networks enables us to competitively acquire and operate large portfolios of SFR properties or individual SFR properties on a targeted basis.

Management Overview

During the first quarter of 2017, we made substantial progress on our strategic objectives. On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME II Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million. We also committed to purchase up to 2,743 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale.

The purchase price was funded with approximately $79.9 million of proceeds from a seller financing arrangement (the “HOME II loan agreement,”) representing 75% of the aggregate purchase price (the “HOME II Loan”), which, along with the Term Loan (as defined below), advanced our objective of obtaining longer term financing arrangements for our assets. The HOME II Loan is a floating rate loan, on which interest is computed monthly based on one-month LIBOR plus a fixed component spread of 2.75%, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II loan agreement. The initial maturity date of the HOME II Loan is October 9, 2019, and we have the option to extend the HOME II Loan for three successive one-year periods, provided, among other things, that there is no event of default under the HOME II loan agreement on each maturity date. The HOME II Loan is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

In connection with the HOME II Transaction, we again retained MSR, the current property manager for the portfolio, to provide property management services for the acquired rental homes (the “HOME II Portfolio”), including leasing and lease management, operations, maintenance, repair, property management and property disposition services. We believe that our property management agreements with MSR and ASPS are, and will continue to be, key drivers of efficiency and cost management in our model and will provide us with scalable, established, geographically dispersed property management infrastructures to support our growing portfolio of SFR properties.

During the first quarter of 2017, we also continued our efforts to recycle capital through the sale of certain mortgage loans and non-rental REO properties. We successfully completed the sale of 556 mortgage loans during the three months ended March 31, 2017, and in January 2017, we commenced an auction process to sell an additional portfolio of 2,384 mortgage loans with an aggregate unpaid principal balance (“UPB”) of $574.4 million. On February 15, 2017, following the auction process, we agreed in principle to award the sale to an unrelated third party. Subject to typical confirmatory due diligence and final negotiation of the definitive purchase agreement, we expect to consummate this transaction during the second quarter of 2017. Following completion of the sale of this additional mortgage loan portfolio, we will have sold the substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. In addition, we have continued to make significant progress on the sale of our non-rental REO properties with an additional 413 of such properties sold during the first quarter of 2017. These mortgage loan and non-rental REO property sales have allowed, and will continue to allow, us to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we may determine.

We have continued our efforts to optimize our financing structure. In addition to securing the HOME II Loan in March 2017, on April 6, 2017, we also entered into a fixed rate, five year credit and security agreement with an aggregate principal balance of $100.0 million (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement (the “Term Loan”). The majority of the proceeds of the Term Loan were used to reduce our balances on certain of our other short-term repurchase and loan agreements. We believe that the Term Loan, together with the HOME II Loan, better matches the long term nature of our assets than the shorter term repurchase and loan agreements historically used to finance our portfolios while providing us with protection against rising interest rates.

Additionally, on April 6, 2017, we amended and restated our loan and security agreement with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, extend the termination date of the facility by one year to April 5, 2018.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at a best-in-class yield.

Portfolio Overview

Real Estate Assets

As of March 31, 2017, we had 10,280 single-family residential properties held for use. Of these properties, 8,385 had been leased, 486 were listed and ready for rent and 449 were in varying stages of renovation and unit turn status. With respect to the remaining 960 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the number of real estate assets by status as of the dates indicated:

	March 31, 2017	December 31, 2016
Rental:
Leased	8,385	7,293
Listed and ready for rent	486	703
Renovation or unit turn	449	607
Total rental	9,320	8,603
Evaluating for rental strategy	960	1,336
Total real estate held for use	10,280	9,939
Held for sale	793	594
Total real estate	11,073	10,533

The following table sets forth a summary of our total real estate portfolio as of March 31, 2017 ($ in thousands):

State / District	Number of Properties	Carrying Value (1) (2)	Weighted Average Age in Years (3)
Alabama	77	$11,138	21.6
Arizona	39	9,545	24.8
Arkansas	21	1,883	32.8
California	207	73,995	39.6
Colorado	22	4,748	32.1
Connecticut	46	8,728	55.8
Delaware	22	3,415	38.9
District of Columbia	6	1,261	91.5
Florida	1,349	203,016	27.8
Georgia	2,896	313,981	30.3
Hawaii	2	379	42.9
Idaho	7	920	37.6
Illinois	286	48,253	47.6
Indiana	580	75,011	20.6
Iowa	2	161	63.9
Kansas	19	2,683	38.6
Kentucky	53	6,779	28.4
Louisiana	17	2,202	30.5
Maine	5	683	54.4
Maryland	302	58,026	36.4
Massachusetts	76	16,924	77.8
Michigan	35	5,839	37.2
Minnesota	101	17,821	65.6
Mississippi	153	21,711	17.7
Missouri	93	13,754	24.4
Nevada	19	2,698	25.5
New Hampshire	1	230	123.0
New Jersey	202	30,744	60.5
New Mexico	43	5,362	22.7
New York	68	13,181	65.1
North Carolina	638	86,684	19.3
Ohio	47	6,400	35.5
Oklahoma	244	35,480	26.0
Oregon	21	4,887	33.5
Pennsylvania	109	14,848	61.3
Rhode Island	43	5,768	83.6
South Carolina	89	11,378	21.9
South Dakota	1	95	35.0
Tennessee	1,141	165,569	20.3
Texas	1,792	266,033	26.1
Utah	25	4,581	37.8
Vermont	5	597	126.9
Virginia	49	14,021	28.3

Washington	86	17,428	44.4
West Virginia	2	278	13.1
Wisconsin	32	3,871	48.2
Total	11,073	1,592,989	30.6
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of properties acquired in the HOME II Transaction are included based upon the initial purchase price, which is subject to certain purchase price adjustment provisions as set forth in the purchase and sale agreement.

(3)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

Real Estate Acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from the Sellers. The acquisition is expected to be achieved in multiple closings during 2017. In the first closing that occurred on March 30, 2017, we acquired 757 SFR properties for an aggregate purchase price of $106.5 million, which is subject to potential purchase price adjustments after the final closing in the HOME II Transaction. The purchase price was funded with approximately $79.9 million of proceeds from the HOME II loan agreement representing 75% of the aggregate purchase price as well as $26.6 million of cash on hand. As of March 31, 2017, we were committed to purchase up to 2,743 additional stabilized rental properties from the Amherst sponsored entities in additional closings during 2017.

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million.

During the three months ended March 31, 2016, we acquired 113 residential properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $10.1 million.

Real Estate Dispositions

During the three months ended March 31, 2017 and 2016, we sold 413 and 686 residential properties, respectively, and recorded $20.0 million and $29.4 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Real Estate Assets
Beginning	10,533	6,516
Acquisitions	757	703
Dispositions	(413)	(686)
Mortgage loan conversions to REO, net (1)	195	360
Other additions	1	2
Ending	11,073	6,895
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of March 31, 2017, our portfolio of mortgage loans at fair value consisted of 442 remaining loans, substantially all of which were non-performing, having an aggregate UPB of approximately $106.6 million and an aggregate market value of underlying properties of $120.6 million. We also owned 2,203 mortgage loans held for sale having an aggregate UPB of approximately $538.9 million and an aggregate market value of underlying properties of approximately $572.5 million as of March 31, 2017. During the first quarter of 2017, we transferred $352.7 million of mortgage loans at fair value to mortgage loans held for sale upon the agreement in principle to sell such loans to a third party in the NPL sale that we expect to close in the second quarter of 2017.

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

The table below provides a summary of our mortgage loans at fair value as of March 31, 2017 ($ in thousands):

Location	Loan Count	Carrying Value	UPB	Market Value of Underlying Properties (1)
Arizona	4	$696	$815	$893
Arkansas	1	64	139	105
California	47	18,621	21,185	28,566
Colorado	1	128	135	171
Connecticut	5	1,356	2,146	1,940
Delaware	2	285	428	370
District of Columbia	3	220	716	390
Florida	71	10,747	15,709	19,083
Georgia	16	1,897	2,841	2,940
Hawaii	2	251	452	580
Illinois	16	2,247	3,177	3,407
Indiana	15	1,132	1,873	1,949
Kentucky	2	222	300	350
Louisiana	1	70	140	115
Maryland	25	3,601	6,021	5,831
Massachusetts	13	2,051	3,320	4,152
Minnesota	2	318	332	408
Mississippi	1	126	227	182
Missouri	5	188	346	344
Nevada	27	—	6,524	5,319
New Jersey	39	5,800	11,919	9,439
New Mexico	6	427	658	776
New York	26	6,085	9,470	10,548
North Carolina	7	945	1,120	1,321
Ohio	4	245	425	476
Oklahoma	2	115	170	190
Oregon	3	395	615	635
Pennsylvania	15	1,743	2,241	2,594
Rhode Island	7	550	1,291	1,068
South Carolina	7	620	986	997
Tennessee	7	1,769	1,860	2,875
Texas	34	2,978	3,310	5,160
Utah	2	685	724	1,024
Vermont	1	200	166	285
Virginia	3	276	520	448
Washington	15	3,436	3,742	5,085
Wisconsin	5	305	567	535
Total mortgage loans at fair value	442	$70,794	$106,610	$120,551
_____________

(1)	Market value is based on the most recent broker price opinion (“BPO”) for each property.

Mortgage Loan Resolutions and Dispositions

During the three months ended March 31, 2017 and 2016, we resolved 78 and 169 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $7.3 million and $12.7 million, respectively, of net realized gains on mortgage loans.

During the three months ended March 31, 2017 and 2016, we sold 556 and 1,078 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $28.3 million and $34.2 million, respectively, of net realized gains on mortgage loans held for sale.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Mortgage Loans at Fair Value (1)
Beginning	2,891	5,739
Resolutions	(78)	(169)
Transferred to held for sale, net	(2,176)	187
Mortgage loan conversions to REO, net (2)	(195)	(360)
Ending	442	5,397
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

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

iv.
Change in unrealized gains from the change in fair value of loans. The fair value of each of our mortgage loans is adjusted in each reporting period as the loan proceeds to a particular resolution (i.e., modification, liquidation or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in change in unrealized gain on mortgage loans in our condensed consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors.

v.
Net realized gain on real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As we acquire more SFR properties and as we renovate and deem suitable for rent a greater number of our REO properties, we expect that a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly as a percentage of our SFR properties that are leased or available for lease. Our occupancy rate at March 31, 2017 was 94.5%. Our rental properties had an average annual rental rate of $14,368 per home for the 8,385 properties that were leased at March 31, 2017.

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

Expenses

Our expenses primarily consist of residential property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, general and administrative expenses, certain expense reimbursements to our Manager as well as management fees to our Manager under the AMA. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimated and actual costs incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursements include the compensation and benefits of the General Counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf. Management fees paid to AAMC consist of a base management fee of 2% of our invested capital (as defined in the AMA), a conversion fee for assets that are converted to single-family rentals during each quarter and an incentive management fee calculated as 25% of our return on invested capital that exceeds a minimum threshold for each period.

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

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or both, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include term loan facilities, warehouse lines of credit, securitization financing, structured financing arrangements, seller financing loan arrangements, repurchase agreements and bank credit facilities, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Internal Revenue Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Loan Resolution Activities

The management and/or sale of our remaining portfolio of residential mortgage loans is an important focus of our business. The sale of our mortgage loans from time to time has allowed us to recycle our capital to grow our rental portfolio. For the mortgage loans remaining in our portfolio, we seek to employ various loan resolution methodologies, including loan modification, collateral resolution and collateral disposition. To help us achieve our business objective, we continue to focus on (1) converting a portion of our remaining sub-performing and non-performing loans to performing status and (2) managing the foreclosure process and timelines with respect to the remainder of those loans. Due to the continually evolving market dynamics and pricing of distressed mortgage loans, we continually evaluate the different alternatives with respect to our remaining loan portfolio, including potential sales and continued resolution of such loans.

Disposition of Loans

During 2015, we commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. Sales of non-performing loans that do not meet our rental property criteria have been a growth catalyst for our company, allowing us to recycle capital that we expect to continue to use to purchase rental properties that meet our return profile.

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

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2017 versus the three months ended March 31, 2016. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Rental revenues

Rental revenues increased to $25.6 million for the three months ended March 31, 2017 compared to $6.1 million for the three months ended March 31, 2016. The number of leased properties, excluding the 744 leased properties acquired in the HOME II Transaction on March 30, 2017, increased to 7,641 at March 31, 2017 from 2,720 at March 31, 2016, primarily due to the acquisition of 4,262 SFR properties during the third quarter of 2016. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one or two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(51.9) million for the three months ended March 31, 2017 compared to $(42.5) million for the three months ended March 31, 2016. This was primarily due to the reclassification of net realized gains on the resolution of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions. The change in unrealized gains for the three months ended March 31, 2017 and 2016 can be categorized into the following three components:

•
First, we recognized an aggregate of $9.5 million in unrealized gains upon conversion of mortgage loans to REO for the three months ended March 31, 2017 compared to $11.6 million for the three months ended March 31, 2016. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three months ended March 31, 2017, we converted a net of 195 mortgage loans to REO status compared to a net of 360 mortgage loans converted to REO status during the three months ended March 31, 2016;

•
Second, we recognized an aggregate change in unrealized gains of $0.6 million from the net change in the fair value of loans for the three months ended March 31, 2017 compared to an increase in fair value of $24.3 million during the three months ended March 31, 2016. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the three months ended March 31, 2017, the fair value of our mortgage loans was impacted primarily due to our holding 442 mortgage loans at fair value at March 31, 2017 compared to 5,397 mortgage loans at fair value at March 31, 2016; and

•
Third, we reclassified an aggregate of $62.0 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the three months ended March 31, 2017. This compares to an aggregate of $78.4 million reclassified from unrealized gains on mortgage loans to realized gains for the three months ended March 31, 2016.

Through the resolution and sales or anticipated sales of NPLs, our portfolio of mortgage loans at fair value decreased from 2,891 loans at December 31, 2016 to 442 loans at March 31, 2017. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience unrealized losses on our mortgage loans in the future.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $7.3 million for the three months ended March 31, 2017 from $12.7 million for the three months ended March 31, 2016, principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 78 mortgage loans in the three months ended March 31, 2017 as compared to our resolution of 169 mortgage loans in the three months ended March 31, 2016, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale decreased to $28.3 million for the three months ended March 31, 2017 from $34.2 million for the three months ended March 31, 2016. This decrease was principally due to the sale of 556 loans during the three months ended March 31, 2017 compared to sale of 1,078 loans during the three months ended March 31, 2016.

Net realized gain on real estate

Net realized gains on real estate decreased to $20.0 million for the three months ended March 31, 2017 from $29.4 million for the three months ended March 31, 2016. This decrease was principally due to realized gains recognized on reduced disposition of 413 REO properties during the three months ended March 31, 2017 compared to 686 properties during the three months ended March 31, 2016.

Residential property operating expenses

We incurred $18.3 million and $18.2 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, excluding the HOME II Transaction that occurred at the end of the period, we had 10,316 total REO properties, of which 7,641 were leased, compared to 6,895 REO properties, of which 2,720 were leased, at March 31, 2016. Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties and/or convert more mortgage loans to REO. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $15.2 million of real estate depreciation and amortization for the three months ended March 31, 2017 compared to $3.6 million for the three months ended March 31, 2016 due primarily to growth in our rental portfolio. Our residential rental portfolio, excluding the 757 properties acquired in the HOME II Transaction on March 30, 2017, increased to 8,563 properties at March 31, 2017 from 3,531 properties at March 31, 2016. We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We incurred $4.2 million of lease-in-place intangible asset amortization for the three months ended March

31, 2017, which primarily related to our acquisition of 4,262 properties during the third quarter of 2016, compared to $0.6 million for the three months ended March 31, 2016.

Acquisition fees and costs

We incurred $0.2 million of acquisition fees and costs for the three months ended March 31, 2017 compared to $1.6 million for the three months ended March 31, 2016 due primarily to the capitalization of acquisition costs during the first quarter of 2017 upon our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business effective January 1, 2017, which we expect will result in the majority of our SFR property acquisitions being excluded from the definition of a business and, therefore, our capitalization of costs to acquire such properties.

Selling costs and impairment

Real estate selling costs of REO held for sale were $7.9 million for the three months ended March 31, 2017 compared to $11.7 million for the three months ended March 31, 2016. As our portfolio of non-rental REO properties declines, we expect to recognize lower selling costs upon transfer of REO properties to held for sale.

We recognized $1.9 million of mortgage loan selling costs for the three months ended March 31, 2017 in relation to mortgage loans transferred to held for sale during the first quarter of 2017.

We recognized $4.4 million of REO valuation impairment for the three months ended March 31, 2017 compared to $14.9 million for the three months ended March 31, 2016. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $6.2 million of mortgage loan servicing costs, primarily for advances of residential property insurance, foreclosure fees and servicing fees for the three months ended March 31, 2017 compared to $11.7 million for the three months ended March 31, 2016. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense related to borrowings under our repurchase and loan agreements and our other secured borrowings (including amortization of deferred debt issuance costs) decreased to $15.6 million for the three months ended March 31, 2017 from $16.4 million for the three months ended March 31, 2016. The decrease was driven primarily by non-recurring accelerated amortization of deferred costs related to two former securitizations that were collapsed during the first quarter of 2016, partially offset by increases in the variable component of our contractual interest rates.

The interest rates under our loan and repurchase agreements are subject to change, based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire, including in connection with each of the anticipated closings under the HOME II Transaction.

Share-based compensation

Share-based compensation expense increased to $1.9 million for the three months ended March 31, 2017 compared to $45 thousand for the three months ended March 31, 2016, primarily due to awards being granted to our Directors in July 2016 and to employees of AAMC in August 2016, in each case pursuant to the Altisource Residential Corporation 2016 Equity Incentive

Compensation Plan (the “2016 Equity Incentive Plan”). Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors.

General and administrative expenses

General and administrative expenses decreased to $2.3 million from $2.9 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to increased legal and professional costs related to a proxy contest during 2016.

Management fees

We incurred $4.8 million of management fees for the three months ended March 31, 2017, consisting of $4.2 million in base management fees and $0.6 million of conversion fees, compared to $4.5 million for the three months ended March 31, 2016, consisting of $4.1 million of base management fees and $0.4 million of conversion fees. The increase in base management fees is primarily driven by an increase in the base management fee percentage, partially offset by declines in our average invested capital. The increase in conversion fees is primarily driven by an increased number of properties converted to rented properties for the first time during the first quarter of 2017 compared to the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $61.7 million compared to $106.3 million as of December 31, 2016. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our separation, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, cash generated from our rental portfolio, cash generated from loan liquidations and interest payments we receive from our portfolio of mortgage assets. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, asset backed term financing, seller financing loan arrangements, securitization transactions, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the asset management agreement and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Repurchase and Loan Agreements

At March 31, 2017, we were party to one repurchase agreement and three loan agreements. Below is a description of each agreement outstanding during the three months ended March 31, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS repurchase agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. During 2014, 2015 and 2016, the CS repurchase agreement was amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS repurchase agreement decreased incrementally on each of January 31, 2017 and February 28, 2017 and will further decrease on each of June 30, 2017 and September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At March 31, 2017, the CS repurchase agreement had an aggregate maximum borrowing capacity of $525.0 million.

Loan Agreements

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura loan agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura loan agreement was amended during 2015 and 2016, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate borrowing capacity of $250.0 million, extended the termination date to April 5, 2018 and removed the exit fee requirement upon early repayment. The uncommitted maximum borrowing amount increased to $100.0 million, which is available to the Company subject to the Company meeting certain eligibility requirements.

•
In connection with the seller financing related to our acquisition of 4,262 SFR properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR loan agreement”) between HOME SFR Borrower, LLC (“HOME Borrower”), our indirect wholly owned subsidiary, the sellers and MSR Lender LLC, as agent. Pursuant to the MSR loan agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR loan agreement was assigned to MSR Lender, LLC (“MSR Lender”) and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR loan agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR loan agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

•
In connection with the seller financing related to the first closing under the HOME II Transaction on March 30, 2017, HOME Borrower II entered into the HOME II loan agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $79.9 million in connection with the first acquisition of properties (the “HOME II Loan”). The HOME II loan agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II loan agreement. The initial maturity date of the HOME II loan agreement is October 9, 2019. HOME Borrower II has the option to extend the HOME II loan agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II loan agreement on each maturity date. The HOME II Loan is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

Following all of the amendments described above, the maximum aggregate funding available to us under these repurchase and loan agreements as of March 31, 2017 was $1.3 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2017, an aggregate of $1.2 billion was outstanding under our repurchase and loan agreements. The CS repurchase agreement and the Nomura loan agreement are fully guaranteed by us.

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

Terms and covenants related to the MSR loan agreement and HOME II loan agreement

Under the terms of the MSR loan agreement and the HOME II loan agreement, each of the MSR Loan and the HOME II Loan are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower and Home Borrower II and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. The loan agreements require that each entity comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower or HOME Borrower II in connection with the secured collateral.

Even though the MSR loan agreement and HOME II loan agreement are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of the MSR Loan, the HOME II Loan and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the CS repurchase agreement and the Nomura loan agreement provide for the lender to finance our portfolio at advance rates (or purchase prices) ranging from 55% to 85% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under our repurchase and loan agreement are generally subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. As of March 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS repurchase agreement and the Nomura loan agreement was 10.3% of the carrying value of such assets. Under the CS repurchase agreement and the Nomura loan agreement, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2016 to March 31, 2017 is primarily due to reductions to our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans or the sale of pools of mortgage loans, partially offset by the consummation of the HOME II loan agreement. Our overall advance rate under the repurchase and loan agreements, excluding the MSR loan agreement and the HOME II loan agreement, decreased from 63.0% at December 31, 2016 to 62.6% at March 31, 2017, primarily due to the sale of assets with higher advance rates. The advance rate on each of the MSR loan agreement and the HOME II loan agreement is 75% of the aggregate purchase price. We do not collateralize any of our repurchase facilities with cash. See Note 6 to our condensed consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016 ($ in thousands):

	Three months ended March 31, 2017	Three months ended December 31, 2016	Three months ended March 31, 2016
Balance at end of period	$1,219,164	$1,226,972	$851,813
Maximum month end balance outstanding during the period	1,219,164	1,233,187	851,813
Weighted average quarterly balance	1,182,353	1,208,219	770,832
Amount of available funding at end of period	124,974	112,287	448,187

Term Loan Agreement

On April 6, 2017, TL1 Borrower, our indirect wholly owned subsidiary, entered into the Term Loan Agreement with the Lenders. Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties. The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%.

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term Loan is outstanding. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the Lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan.
Securitizations

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. ARLP 2015-1 is a Delaware statutory trust that is wholly owned by our operating partnership with a federally chartered bank as its trustee. We retained $34.0 million of the ARLP 2015-1 Class A Notes and all of the ARLP 2015-1 Class M Notes. No interest will be paid on any ARLP 2015-1 Class M Notes while any ARLP 2015-1 Class A Notes remain outstanding. The ARLP 2015-1 Class A Notes and ARLP 2015-1 Class M Notes are non-recourse to us and are secured solely by the NPLs and REO properties of ARLP 2015-1 but not by any of our other assets. The assets of ARLP 2015-1 are the only source of repayment and interest on the ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes, thereby making the cash proceeds received by ARLP 2015-1 of loan payments, loan liquidations, loan sales and sales of converted REO properties the sole sources of the payment of interest and principal by ARLP 2015-1 to the bond holders. The ARLP 2015-1 Class A Notes and the ARLP 2015-1 Class M Notes mature on May 25, 2055 and May 25, 2044, respectively, and we do not guarantee any of the obligations of ARLP 2015-1 under the terms of the indenture governing the notes or otherwise. As of March 31, 2017, the book value of the underlying securitized assets held by ARLP 2015-1 was $174.5 million.

The following table sets forth data with respect to these notes as of March 31, 2017 and December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
March 31, 2017
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	$117,089
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(734)
		$82,355

December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055 (1)	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099
_____________

(1)	The expected redemption date for the Class A Notes ranges from June 25, 2018 to June 25, 2019.

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At March 31, 2017, a total of $48.9 million in shares of our common stock had been repurchased to date under this authorization, including $2.3 million in common stock repurchased during the three months ended March 31, 2017. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and Altisource Solutions entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with up to approximately 3,000 additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons. Should we be required to pay the liquidation fee, our liquidity would be materially and adversely impacted.

Commitments and contingencies related to the HOME II Transaction

In connection with the HOME II Transaction, as of March 31, 2017, we had committed to purchase up to 2,743 additional stabilized rental properties from the Sellers in additional closings that are expected to occur during 2017. Of these 2,743 properties, 1,250 properties are subject to Sellers’ good faith efforts to offer such properties for sale. Because the properties to be acquired have not yet been fully finalized prior to the date of this report, we are unable to predict the total aggregate purchase price of the future closings under the HOME II Transaction.

Pursuant to the purchase and sale agreement underlying the HOME II Transaction (the “PSA”), the ultimate purchase price of the properties acquired or to be acquired is subject to potential adjustment based on a predetermined formula set forth in the PSA, which is dependent upon the valuation of the acquired properties at a future date. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows ($ in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net cash used in operating activities	$(20,615)	$(42,927)
Net cash provided by investing activities	154,527	331,365
Net cash used in financing activities	(161,646)	(283,711)
Total cash flows	$(27,734)	$4,727

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 consisted primarily of net loss for the period and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans and net changes in operating assets and liabilities.

Net cash provided by investing activities for the three months ended March 31, 2017 and 2016 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations.

Net cash used in financing activities for the three months ended March 31, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing related to the HOME II Transaction) and other secured borrowings, repurchases of common stock and the payment of dividends. Net cash used in financing activities for the three months ended March 31, 2016 consisted primarily of repayments of the notes issued by the two of our former securitization trusts, repurchases of common stock and the payment of dividends, partially offset by net borrowings under our repurchase and loan agreements.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

Recent Accounting Pronouncements

See Item 1 - Financial Statements (Unaudited) - Note 1, “Organization and basis of presentation - Recently issued accounting standards.”

Critical Accounting Judgments

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period and our disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 1, 2017.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; uninsured property and casualty loss and changes to building or similar codes. Decreases in property values could cause us to suffer losses. We manage our real estate risk exposure by comparing values and saturation in the markets in which we own SFR properties. We manage our growth in each market based upon this analysis, which could cause us to alter the geographic focus of our growth initiatives.

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

To date, we have not hedged the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our debt financing interest rate obligations. We expect that our debt financing will at times be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of our financing. To mitigate this risk, we have used and may continue to use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We currently borrow funds at variable rates using secured financings. At March 31, 2017, we had $729.9 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated aggregate fair market value of our aggregate variable rate borrowings was $1.2 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $12.2 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2017.

Controls Related to Main Street Renewal, LLC

In connection certain recent acquisitions, the first of which occurred on September 30, 2016, we retained MSR as property manager for the acquired properties to provide property management services to us. SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of MSR with respect to the acquired properties for which they provide property management services. Accordingly, we have excluded such processes performed by MSR from our assessment of internal control over financial reporting as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of March 31, 2017:

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with AAMC, Ocwen Financial Corporation (“Ocwen”) and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's shareholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

In May 2015, 2 of our purported shareholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action. Subsequently, opposition and reply briefs were filed by the purported shareholders with respect to these motions. On October 7, 2015, the court entered an order granting the motion of Lei Shi to be lead plaintiff and denying the other motion to be lead plaintiff.

On January 23, 2016, the lead plaintiff filed an amended complaint.

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiffs filed opposition papers on May 20, 2016, and the defendants filed a reply brief in support of the motion to dismiss the amended complaint on July 11, 2016.

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the Unites States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. Plaintiff’s opposition to defendants’ motion for reconsideration is anticipated to be due on May 8, 2017. In addition, the defendants filed their answer and affirmative defenses by April 21, 2017.

At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2016. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. During the first quarter of 2017, we repurchased an aggregate of 166,579 shares of our common stock for an aggregate purchase price of approximately $2.3 million. At March 31, 2017, following such repurchases, we have remaining approximately $51.1 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as shares available for future issuance and will be available for general corporate purposes. Below is a summary of our stock repurchases for the quarter ending March 31, 2017 (dollars in thousands, except average price paid per share):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
January 1, 2017 to January 31, 2017	—	$—	3,603,444	$53,478
February 1, 2017 to February 28, 2017	—	—	3,603,444	53,478
March 1, 2017 to March 31, 2017	166,579	14.00	3,770,023	51,147
For the quarter ended March 31, 2017	166,579	14.00	3,770,023	51,147
__________

(1)	Since Board approval of repurchases is based on dollar amount, we cannot estimate the number of shares remaining to be purchased.

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

Altisource Residential Corporation
Date:	May 9, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer