Form 10-Q
period 2017-06-30
Altisource Residential Corp
filed 2017-08-08
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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
5100 Tamarind Reef
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

As of August 1, 2017, 53,359,440 shares of our common stock were outstanding.

Altisource Residential Corporation
June 30, 2017

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell residential mortgage assets or non-rental real estate owned on favorable terms;

•	the impact of changes to the supply of, value of and the returns on single-family rental and mortgage assets;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rentals;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or residential mortgage loan and non-rental real estate owned asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	our ability to successfully modify or otherwise resolve sub-performing and non-performing loans;

•	our ability to convert residential mortgage loans to rental properties and generate attractive returns;

•	changes in interest rates and in the market value of the collateral underlying our sub-performing and non-performing loan portfolios;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource Portfolio Solutions S.A. or Main Street Renewal, LLC to effectively perform their obligations under various agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Altisource Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate held for use:
Land	$267,244	$220,800
Rental residential properties	1,138,624	926,320
Real estate owned	141,937	289,141
Total real estate held for use	1,547,805	1,436,261
Less: accumulated depreciation	(48,877)	(27,541)
Total real estate held for use, net	1,498,928	1,408,720
Real estate assets held for sale	134,748	133,327
Mortgage loans at fair value	—	460,444
Mortgage loans held for sale	67,738	108,036
Cash and cash equivalents	161,864	106,276
Restricted cash	40,003	22,947
Accounts receivable, net	18,387	34,931
Prepaid expenses and other assets	8,377	10,166
Total assets	$1,930,045	$2,284,847

Liabilities:
Repurchase and loan agreements	$1,128,873	$1,220,972
Other secured borrowings	—	144,099
Accounts payable and accrued liabilities	56,667	51,442
Related party payables	4,933	5,266
Total liabilities	1,190,473	1,421,779

Commitments and contingencies (Note 7)

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,359,440 shares issued and outstanding as of June 30, 2017 and 53,667,631 shares issued and outstanding as of December 31, 2016	534	537
Additional paid-in capital	1,179,756	1,182,245
Accumulated deficit	(440,718)	(319,714)
Total equity	739,572	863,068
Total liabilities and equity	$1,930,045	$2,284,847

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenues:
Rental revenues	$30,102	$8,581	$55,720	$14,652
Change in unrealized gain on mortgage loans	(77,824)	(71,702)	(129,689)	(114,154)
Net realized gain on mortgage loans	10	8,180	7,271	20,912
Net realized gain on mortgage loans held for sale	40,217	15,950	68,506	50,147
Net realized gain on real estate	20,807	39,125	40,763	68,526
Interest income	98	104	177	216
Total revenues	13,410	238	42,748	40,299
Expenses:
Residential property operating expenses	19,337	18,003	37,596	36,204
Real estate depreciation and amortization	14,805	4,040	29,979	7,641
Acquisition fees and costs	209	1,523	376	3,104
Selling costs and impairment	9,114	11,842	23,334	38,433
Mortgage loan servicing costs	2,625	8,444	8,870	20,168
Interest expense	15,153	10,470	30,725	26,886
Share-based compensation	552	29	2,466	74
General and administrative	2,882	3,611	5,204	6,526
Management fees to AAMC	4,433	5,050	9,248	9,576
Total expenses	69,110	63,012	147,798	148,612
Other expense	—	(750)	—	(750)
Loss before income taxes	(55,700)	(63,524)	(105,050)	(109,063)
Income tax expense	7	4	14	123
Net loss	$(55,707)	$(63,528)	$(105,064)	$(109,186)

Loss per share of common stock - basic:
Loss per basic share	$(1.04)	$(1.16)	$(1.96)	$(1.99)
Weighted average common stock outstanding - basic	53,474,680	54,616,221	53,560,012	54,998,171
Loss per share of common stock - diluted:
Loss per diluted share	$(1.04)	$(1.16)	$(1.96)	$(1.99)
Weighted average common stock outstanding - diluted	53,474,680	54,616,221	53,560,012	54,998,171

Dividends declared per common share	$0.15	$0.15	$0.30	$0.45

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	49,657	1	49	—	50
Repurchases of common stock	(357,848)	(4)	(5,004)	—	(5,008)
Dividends on common stock ($0.30 per share)	—	—	—	(15,940)	(15,940)
Share-based compensation	—	—	2,466	—	2,466
Net loss	—	—	—	(105,064)	(105,064)
June 30, 2017	53,359,440	$534	$1,179,756	$(440,718)	$739,572

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	18,707	—	30	—	30
Repurchases of common stock	(1,134,528)	(11)	(12,511)	—	(12,522)
Dividends on common stock ($0.45 per share)	—	—	—	(24,648)	(24,648)
Share-based compensation	—	—	74	—	74
Net loss	—	—	—	(109,186)	(109,186)
June 30, 2016	54,465,184	$545	$1,190,011	$(184,451)	$1,006,105

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Operating activities:
Net loss	$(105,064)	$(109,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	129,689	114,154
Net realized gain on mortgage loans	(7,271)	(20,912)
Net realized gain on mortgage loans held for sale	(68,506)	(50,147)
Net realized gain on real estate	(40,763)	(68,526)
Real estate depreciation and amortization	29,979	7,641
Selling costs and impairment	23,334	38,433
Accretion of interest on re-performing mortgage loans	—	(72)
Share-based compensation	2,466	74
Amortization of deferred financing costs	4,452	6,781
Changes in operating assets and liabilities:
Accounts receivable, net	3,781	3,092
Related party receivables	—	2,180
Deferred leasing costs	(613)	(202)
Prepaid expenses and other assets	(788)	(1,210)
Accounts payable and accrued liabilities	4,359	7,791
Related party payables	(333)	5,489
Net cash used in operating activities	(25,278)	(64,620)
Investing activities:
Investment in real estate	(60,678)	(104,260)
Investment in renovations	(23,032)	(22,173)
Real estate tax advances	(2,776)	(7,246)
Mortgage loan resolutions and dispositions	462,704	485,840
Mortgage loan payments	5,690	11,433
Disposition of real estate	145,392	212,983
Net cash provided by investing activities	527,300	576,577
Financing activities:
Proceeds from exercise of stock options	184	51
Payment of tax withholdings on share-based compensation plan awards	(134)	(21)
Repurchase of common stock	(5,008)	(12,522)
Dividends on common stock	(16,088)	(22,037)
Repayments of other secured debt	(144,971)	(345,018)
Proceeds from repurchase and loan agreements	111,088	339,767
Repayments of repurchase and loan agreements	(370,028)	(360,524)
Payment of deferred financing costs	(4,421)	(6,097)
Net cash used in financing activities	(429,378)	(406,401)
Net increase in cash, cash equivalents and restricted cash	72,644	105,556
Cash, cash equivalents and restricted cash as of beginning of the period	129,223	137,268
Cash, cash equivalents and restricted cash as of end of the period	$201,867	$242,824

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Six months ended June 30, 2017	Six months ended June 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,014	$20,182
Income taxes paid	28	180
Seller financing of assets acquired	167,682	—
Transfer of mortgage loans to real estate owned, net	40,855	119,804
Transfer of mortgage loans at fair value to mortgage loans held for sale, net	408,213	103,115
Changes in accrued capital expenditures	1,014	(83)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	472	(4,772)
Changes in receivables from real estate owned dispositions	(12,094)	9,339
Dividends declared but not paid	8,195	8,204

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2017
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

We employ a diversified SFR property acquisition strategy that includes acquiring portfolios of SFR properties from a variety of market participants and purchasing SFR properties on a mini-bulk or one-by-one basis from the Multiple Listing Service or other sources. In 2015, we commenced the disposition of certain sub-performing and non-performing mortgage loans (“NPLs”) and real estate owned (“REO”) properties that were not anticipated to become rental properties that we had previously acquired in order to create additional liquidity and purchasing power to build our rental portfolio. As of June 30, 2017, we had disposed of the substantial majority of our remaining NPL portfolio and had increased our rental portfolio to more than 10,000 homes.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees; therefore, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our residential mortgage loans and REO properties. See Note 8 for a description of this related party relationship.

We have property management contracts with two separate third-party service providers for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. Also, we have servicing agreements with two separate mortgage loan servicers for the remaining mortgage loans in our portfolio.

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

In certain instances, we hold both the power to direct the most significant activities of each VIE as well as an economic interest in the entity, and, as such, we are deemed to be the primary beneficiary or consolidator of the VIE. We determined that our former securitization trust, ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), was a VIE of which we were the primary beneficiary. We repaid the notes issued under ARLP 2015-1 and terminated the securitization in May 2017. Therefore, as of June 30, 2017, we no longer consolidate any VIEs in our interim condensed consolidated balance sheet. See Note 6 for more information regarding ARLP 2015-1.

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

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted the provisions of ASU 2017-01 effective January 1, 2017. Although this adoption had no significant effect on our previously reported consolidated financial information, we expect that the majority of our future acquisitions of SFR properties will no longer meet the definition of a business under the amended guidance. As a result, for our future SFR acquisitions that do not meet the definition of a business, we expect to capitalize certain acquisition costs that would have otherwise been expensed in the period incurred.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. As a result of this adoption, the Company has retrospectively reclassified $6.1 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the six months ended June 30, 2016 to be consistent with the current presentation. Restricted cash balances include amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to our repurchase and loan agreements and other secured borrowings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our condensed consolidated financial statements.

Recently issued accounting standards not yet adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption during an interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption during an interim period. The amendments in ASU 2016-16 should be applied on a modified retrospective transition basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The amendments in ASU 2016-15 should be applied on a modified retrospective transition basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

2. Asset acquisitions and dispositions

Real estate assets

Acquisitions, including those accounted for as business combinations

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. Through the second quarter of 2017, we have consummated two closings under the HOME Flow Transaction.

•
In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million, which is subject to potential purchase price adjustments as described in Note 7. The purchase price was funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand. We capitalized $1.5 million of acquisition fees and costs related to this portfolio acquisition pursuant to ASU 2017-01. The value of in-place leases was estimated at $2.4 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. The Company has allocated the purchase price to land, building, site improvements and furniture, fixtures and equipment based on the relative fair value of the properties acquired.

•
In the second closing on June 29, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million, which is subject to potential purchase price adjustments as described in Note 7. The purchase price was funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition fees and costs related to this portfolio acquisition pursuant to ASU 2017-01. The value of in-place leases was estimated at $2.0 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date. As of June 30, 2017, the Company has estimated its allocation of the purchase price to land, building, site improvements and furniture, fixtures and equipment.

Following the above closings, as of June 30, 2017, we were committed to purchase up to 1,992 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale (see Note 7).

During the three and six months ended June 30, 2017, we acquired 17 residential properties under our mini-bulk and one-by-one acquisition programs for an aggregate purchase price of $1.8 million.

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

During the three and six months ended June 30, 2016, we acquired 291 and 404 residential properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $30.0 million and $40.1 million, respectively.

Dispositions

During the three and six months ended June 30, 2017, we sold 522 and 935 REO properties, respectively, and recorded $20.8 million and $40.8 million, respectively, of net realized gains on real estate.

During the three and six months ended June 30, 2016, we sold 910 and 1,596 residential properties, respectively, and recorded $39.1 million and $68.5 million, respectively, of net realized gains on real estate.

Mortgage loan assets

Dispositions

During the three and six months ended June 30, 2017, we sold 2,104 and 2,660 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $40.2 million and $68.5 million, respectively, of net realized gains on mortgage loans held for sale.

During the three and six months ended June 30, 2016, we sold 895 and 1,973, respectively, of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $16.0 million and $50.1 million, respectively, of net realized gains on mortgage loans held for sale.

As of June 30, 2017, we have sold the substantial majority of our mortgage loan portfolio and had 442 remaining mortgage loans. We anticipate additional sales of our remaining mortgage loans, and we anticipate that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

Resolutions

During the three and six months ended June 30, 2017, we resolved 33 and 111 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $10 thousand and $7.3 million, respectively, of net realized gains on mortgage loans.

During the three and six months ended June 30, 2016, we resolved 122 and 291 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $8.2 million and $20.9 million, respectively, of net realized gains on mortgage loans.

Transfers of mortgage loans to real estate owned

During the three and six months ended June 30, 2017, we transferred an aggregate of 66 and 261 mortgage loans, respectively, to REO at an aggregate fair value based on broker price opinions (“BPOs”) of $12.2 million and $40.9 million, respectively. Such transfers occur when the foreclosure sale is complete. In connection with these transfers to REO, we recorded $5.0 million and $14.5 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value.

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

Due diligence costs

During the three and six months ended June 30, 2017, we recognized $0.1 million and $0.3 million, respectively, of due diligence costs, primarily related to potential acquisitions that were ultimately not consummated. During the three and six months ended June 30, 2016, we recognized $0.4 million and $0.6 million, respectively, of due diligence costs. These due diligence costs are included in our condensed consolidated statement of operations as acquisition fees and costs.

3. Real estate assets, net

Real estate held for use

As of June 30, 2017, we had 10,779 single-family residential properties held for use. Of these properties, 9,221 had been leased, 355 were listed and ready for rent and 477 were in varying stages of renovation and unit turn status. With respect to the remaining 726 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

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

During the three and six months ended June 30, 2017, we recognized $0.5 million and $2.8 million, respectively, of impairment on real estate held for use, all of which related to our properties under evaluation for rental strategy.

During the three and six months ended June 30, 2016, we recognized $2.0 million and $5.0 million, respectively, of impairment on real estate held for use, which primarily related to our properties under evaluation for rental strategy.

Real estate held for sale

As of June 30, 2017 and December 31, 2016, our real estate held for sale included 612 and 594 REO properties, respectively, having an aggregate carrying value of $134.7 million and $133.3 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

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

During the three and six months ended June 30, 2017, we recognized $4.5 million and $6.6 million, respectively, of net impairment on our real estate held for sale.

During the three and six months ended June 30, 2016, we recognized $3.9 million and $15.8 million, respectively, of net impairment on our real estate held for sale.

4. Mortgage loans

As of June 30, 2017, we transferred our remaining mortgage loans at fair value to mortgage loans held for sale. We determined to dispose of these mortgage loans because we do not expect them to be rental candidates.

The following table sets forth our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2016 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2016
Current	211	$33,992	$45,568	$58,842
30	66	7,898	11,836	13,576
60	34	4,444	6,364	7,536
90	400	48,338	82,705	91,772
Foreclosure	2,180	365,772	551,243	574,546
Mortgage loans at fair value	2,891	$460,444	$697,716	$746,272

The following table sets forth our mortgage loans held for sale, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2017 and December 31, 2016 ($ in thousands):

	Number of Loans	Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
June 30, 2017
Current	207	$30,222	$42,319	$50,282
30	32	4,008	6,271	8,567
60	12	1,858	2,977	3,304
90	40	2,960	10,915	9,834
Foreclosure	151	28,690	44,494	47,663
Mortgage loans held for sale	442	$67,738	$106,976	$119,650

December 31, 2016
Current	519	$100,558	$114,757	$140,471
30	10	1,082	1,911	2,329
60	4	286	623	663
90	17	1,622	2,291	3,430
Foreclosure	33	4,488	6,023	6,675
Mortgage loans held for sale	583	$108,036	$125,605	$153,568

Re-performing residential mortgage loans

For the three and six months ended June 30, 2017 and 2016, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield for our re-performing residential mortgage loans. For the three and six months ended June 30, 2017, we accreted no interest income with respect to our re-performing loans. For the three and six months ended June 30, 2016, we accreted $35 thousand and $72 thousand, respectively, into interest income with respect to our re-performing loans. At June 30, 2017 and December 31, 2016, our re-performing loans had a UPB of $2.3 million and $5.7 million, respectively, and a carrying value of $1.4 million and $3.7 million, respectively. We have classified these loans in mortgage loans held for sale.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Six months ended June 30, 2017	Six months ended June 30, 2016
Balance at the beginning of the period	$1,757	$2,146
Payments and other reductions, net	(836)	—
Accretion	—	(72)
Balance at the end of the period	$921	$2,074

5. Fair value of financial instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2017
Recurring basis (assets)
Interest rate cap derivative (1)	$56	$—	$56	$—
Nonrecurring basis (assets)
Real estate assets held for sale	134,748	—	—	134,748
Not recognized on condensed consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	67,738	—	—	67,738
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,128,873	—	1,135,713	—

December 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$460,444	$—	$—	$460,444
Interest rate cap derivative (1)	66	—	66	—
Nonrecurring basis (assets)
Real estate assets held for sale	133,327	—	—	133,327
Not recognized on condensed consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	108,036	—	—	108,036
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,220,972	—	1,226,972	—
Other secured borrowings	144,099	—	144,971	—
_____________

(1)	We include the fair value of our interest rate cap derivative within prepaid expenses and other assets in our condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the six months ended June 30, 2017 or during the year ended December 31, 2016.

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value and NPLs held for sale are estimated using our asset manager's proprietary discounted cash flow pricing model. The fair value of re-

performing mortgage loans held for sale is estimated using the present value of the future estimated principal and interest payments of the loan, with the discount rate used in the present value calculation representing the estimated effective yield of the loan. The fair value of our interest rate cap derivative is estimated using a discounted cash flow analysis based on the contractual terms of the derivative. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings was estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Mortgage loans at fair value
Beginning balance	$70,794	$924,543	460,444	$960,534
Change in unrealized gain on mortgage loans	3,062	2,372	9,836	28,628
Net realized gain on mortgage loans	10	8,180	7,271	20,912
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	(55,536)	(137,144)	(408,213)	(103,115)
Mortgage loan resolutions and payments	(8,953)	(34,896)	(31,819)	(84,827)
Real estate tax advances to borrowers	925	1,652	3,252	5,094
Transfer of mortgage loans to real estate owned, net	(10,302)	(57,262)	(40,771)	(119,781)
Ending balance	$—	$707,445	$—	$707,445

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$—	$(10,924)	$—	$9,718

The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value were discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation would have resulted in a significant change to the fair value measurement. A decline in the discount rate in isolation would have increased the fair value. A decrease in the home pricing index in isolation would have decreased the fair value. Individual loan characteristics such as location and value of underlying collateral affected the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would have decreased the fair value. A decrease in the value of underlying properties in isolation would have decreased the fair value. As of June 30, 2017, we transferred our remaining mortgage loans at fair value to mortgage loans held for sale.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of our mortgage loans at fair value as of December 31, 2016:

Input	December 31, 2016
Equity discount rate	17.0%
Debt to asset ratio	65.0%
Cost of funds	3.5% over 1 month LIBOR
Annual change in home pricing index	-11.2% to 15.1%
Loan resolution probabilities — modification	0% to 5.9%
Loan resolution probabilities — rental	0%
Loan resolution probabilities — liquidation	31.8% to 100%
Loan resolution probabilities — paid in full	0% to 66.2%
Loan resolution timelines (in years)	0.1 to 5.8
Value of underlying properties	$3,500 to $4,600,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2017, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.39%, excluding amortization of deferred debt issuance costs.

At June 30, 2017, we were party to one repurchase agreement and five loan agreements. Below is a description of each agreement outstanding during the six months ended June 30, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS Repurchase Agreement decreased incrementally on each of January 31, 2017, February 28, 2017 and June 30, 2017 and will further decrease on September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At June 30, 2017, the CS Repurchase Agreement had an aggregate maximum borrowing capacity of $450.0 million, and we had an aggregate of $271.8 million outstanding thereunder.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate maximum borrowing capacity of $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements), removed the exit fee requirement upon early repayment and extended the maturity date to April 5, 2018. As of June 30, 2017, we had an aggregate of $106.9 million outstanding under the Nomura Loan Agreement.

•
In connection with the seller financing related to our acquisition of 4,262 SFR properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between HOME SFR Borrower, LLC (“HOME Borrower”), our indirect wholly owned subsidiary, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $79.9 million in connection with the first acquisition of properties. The HOME II Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II Loan Agreement. The initial maturity date of the HOME II Loan Agreement is October 9, 2019. HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

•
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

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $87.8 million in connection with the second acquisition of properties. The HOME III Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME III Loan Agreement. The initial maturity date of the HOME III Loan Agreement is October 9, 2019. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is secured by the membership interests of HOME Borrower III and the properties and other assets of HOME Borrower III.

As of June 30, 2017, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.5 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2017, an aggregate of $1.1 billion was outstanding under these repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2017 and December 31, 2016 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
June 30, 2017
CS Repurchase Agreement due November 17, 2017	$450,000	$420,663	$271,833	$178,167
Nomura Loan Agreement due April 5, 2018	250,000	176,799	106,939	143,061
MSR Loan Agreement due November 9, 2018	489,259	631,977	489,259	—
HOME II Loan Agreement due October 9, 2019	79,879	104,889	79,879	—
Term Loan Agreement due April 6, 2022	100,000	115,458	100,000	—
HOME III Loan Agreement due October 9, 2019	87,803	116,362	87,803	—
Less: deferred debt issuance costs	—	—	(6,840)	—
	$1,456,941	$1,566,148	$1,128,873	$321,228

December 31, 2016
CS Repurchase Agreement due November 17, 2017	$600,000	$902,339	$582,659	$17,341
Nomura Loan Agreement due April 6, 2017	250,000	238,142	155,054	94,946
MSR Loan Agreement due November 9, 2018	489,259	638,799	489,259	—
Less: deferred debt issuance costs	—	—	(6,000)	—
	$1,339,259	$1,779,280	$1,220,972	$112,287

Our business model relies to a significant degree on both our short-term financing and longer duration asset backed financing arrangements, and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer term facilities and (2) continue to liquidate non-rental REO properties and certain mortgage loans in the ordinary course, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and obtaining new financing and our ongoing relationships with lenders.

Terms and covenants related to the CS Repurchase Agreement

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS repurchase agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest based on the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Terms and covenants related to the Nomura Loan Agreement

Under the terms of the Nomura Loan Agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura Loan Agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. We may be required to repay a portion of the amounts outstanding under the Nomura Loan Agreement should the loan-to-value ratio of the funded collateral decline. Under the terms of the Nomura Loan Agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility. The Nomura Loan Agreement is fully guaranteed by us.

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

Terms and covenants related to the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement

Under the terms of the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower, HOME Borrower II and HOME Borrower III and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. Each of the loan agreements require that the applicable borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower, HOME Borrower II or HOME Borrower III under their respective loan agreements in connection with the secured collateral.

Even though the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

Terms and covenants related to the Term Loan Agreement

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term Loan is outstanding. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1

Borrower to the Lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP 2015-1 issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. In May 2017, we repaid all of the notes issued under ARLP 2015-1 and concurrently terminated the securitization.

The following table sets forth data with respect to the ARLP 2015-1 notes as of December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099

7. Commitments and contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of June 30, 2017:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. Plaintiff filed an opposition to defendants’ motion for reconsideration on May 8, 2017. In addition, the defendants filed their answer and affirmative defenses on April 21, 2017. On May 26, 2017, the Court denied defendants’ motion for reconsideration of the Court’s decision to deny the motion to dismiss. Discovery has commenced and is ongoing.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

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

Commitments and contingencies related to the HOME Flow Transaction

In connection with the HOME Flow Transaction, as of June 30, 2017, we had committed to purchase up to 1,992 additional stabilized rental properties from the Amherst sponsored entities in additional closings that are expected to occur during 2017. Because the additional properties to be acquired had not yet been finalized prior to the date of this report, we are unable to predict the total aggregate purchase price of the future closings under the HOME Flow Transaction.

Pursuant to the purchase and sale agreement underlying the HOME Flow Transaction (the “PSA”), the ultimate purchase price of the properties acquired or to be acquired is subject to potential adjustment based on a predetermined formula set forth in the PSA, which is dependent upon the valuation of the acquired properties at a future date. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time.

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

Because we have more than 4,500 rented properties, AAMC is entitled to receive a base management fee of 2.0% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceed our then-required return on invested capital threshold.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Base management fees (1)	$3,999	$4,506	$8,210	$8,630
Conversion fees (1)	434	544	1,038	946
Expense reimbursements (2)	210	357	406	357
______________

(1)	Included in management fees in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA was payable to AAMC during the three and six months ended June 30, 2017 or 2016 because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of June 30, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 60.40% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

9. Share-based payments

2016 Equity Incentive Plan

Beginning in July 2016, our non-management directors each received annual grants of restricted stock units issued under the Altisource Residential Corporation 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60 thousand on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the applicable director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

The annual grant of restricted stock units was made to our non-management directors on May 26, 2017 with respect to the 2017 to 2018 service year in aggregate number of 20,980 restricted stock units with a weighted average grant date fair value of $14.30 per share. On April 24, 2017, an aggregate of 2,747 restricted stock units were granted to two of our non-management directors who were appointed to the Board subsequent to the 2016 Annual Meeting of Stockholders with a weighted average grant date fair value of $14.13 per share. During the six months ended June 30, 2016, an aggregate of 1,232 shares of restricted stock were granted to a director who joined the Board on March 1, 2016 with a weighted average grant date fair value of $9.30 per share, and a former director forfeited 625 shares of restricted stock with a weighted average grant date fair value of $18.25 per share due to his departure from the Board on March 1, 2016.

On May 26, 2017, an aggregate number of 247,906 restricted stock units and 567,227 stock options were granted to certain employees of AAMC pursuant to the 2016 Equity Incentive Plan. The restricted stock units and stock options had a weighted average grant date fair value of $14.30 per share and $3.17 per share, respectively. The restricted stock will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The stock options will vest in three equal annual installments on the first, second and third anniversary of the later of (i) the date of the option award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

We recorded $0.6 million and $2.5 million of share-based compensation expense for the three and six months ended June 30, 2017, respectively. We recorded $29 thousand and $74 thousand compensation expense related to restricted stock granted to our directors for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, we had $7.6 million of unrecognized share-based compensation cost remaining with an average remaining estimated term of 1.5 years. As of June 30, 2016, we had no unrecognized share-based compensation expense.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our condensed consolidated statements of operations because they are not related to our incentive compensation. As of June 30, 2017, options to purchase an aggregate of 140,770 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At June 30, 2017 and December 31, 2016, the interest rate cap had a fair value of $56 thousand and $66 thousand, respectively. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statement of operations. For the six months ended June 30, 2017, we recognized a nominal amount related to changes in the fair value of the interest rate cap.

11. Income taxes

As a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income excluding capital gains to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which our REIT qualification was lost.

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through June 30, 2017, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

We recorded state income tax expense on our condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

As of June 30, 2017 and 2016, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three and six months ended June 30, 2017 and 2016. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2016. The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’ 2014 tax year was closed without any changes.

12. Earnings per share

The following table sets forth the components of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Numerator
Net loss	$(55,707)	$(63,528)	$(105,064)	$(109,186)

Denominator
Weighted average common stock outstanding – basic	53,474,680	54,616,221	53,560,012	54,998,171
Weighted average common stock outstanding – diluted	53,474,680	54,616,221	53,560,012	54,998,171

Loss per basic common share	$(1.04)	$(1.16)	$(1.96)	$(1.99)
Loss per diluted common share	$(1.04)	$(1.16)	$(1.96)	$(1.99)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Denominator (in weighted-average shares)
Stock options	198,544	153,714	179,511	156,365
Restricted stock	270,258	5,688	182,885	5,482

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect was recognized for the six months ended June 30, 2017 or 2016.

13. Segment information

Our primary business is the acquisition and ownership of single-family rental assets. Our primary sourcing strategy is to acquire these assets by purchasing single-family rental properties, either on an individual basis or in pools, or by the resolution of NPLs. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

14. Subsequent events

Management has evaluated the impact of all events subsequent to June 30, 2017 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no additional subsequent events requiring adjustment or disclosure in the financial statements.

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

In order to achieve this goal, we have focused on (i) identifying and acquiring high-yielding SFR properties in pools or on a targeted, individual basis; (ii) working with our property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental real estate owned (“REO”) properties that do not meet our targeted rental criteria to generate cash that we may reinvest in acquiring additional SFR properties; (iv) resolving the remaining mortgage loans in our portfolio, including the conversion of a portion of the underlying properties to rental units; and (v) extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), which we rely on to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our REO properties and residential mortgage loans.

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

Management Overview

During the second quarter of 2017, we made substantial progress on our strategic objectives through continued SFR property acquisitions, the sale of the majority of our mortgage loans and the disposition of non-rental REO properties.

On June 29, 2017, we executed the second closing under our previously disclosed agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. In this second closing, our indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. To date, we have acquired 1,508 SFR properties pursuant to the HOME Flow Transaction, including the 757 SFR properties acquired by our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”) on March 30, 2017.

The purchase price of the second closing was funded with approximately $87.8 million in a seller financing arrangement representing 75% of the aggregate purchase price (the “HOME III Loan Agreement”). The HOME III Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME III Loan Agreement. The initial maturity date of the HOME III Loan Agreement is October 9, 2019. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date.

In connection with both closings under the HOME Flow Transaction, we again retained MSR, the current property manager for the portfolio, to provide property management services for the acquired rental homes, including leasing and lease management, operations, maintenance, repair, property management and property disposition services. We believe that our property management agreements with MSR and ASPS are, and will continue to be, key drivers of efficiency and cost management in our model and will provide us with scalable, established, geographically dispersed property management infrastructures to support our growing portfolio of SFR properties.

During the second quarter of 2017, we also continued our efforts to recycle capital through the sale of certain mortgage loans and non-rental REO properties. We successfully completed the sale of 2,104 mortgage loans during May 2017, bringing the total NPLs sold in bulk transactions to 2,660 for the first six months of 2017. As of June 30, 2017, we have sold the substantial majority of our non-performing and re-performing loans. In addition, we have continued to make significant progress on the sale of our non-rental REO properties with an additional 522 and 935 of such properties sold during the three and six months ended June 30, 2017, respectively. These mortgage loan and non-rental REO property sales continue to allow us to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we may determine.

We have continued our efforts to optimize our financing structure. In addition to entering into the HOME III Loan Agreement in June 2017, on April 6, 2017, we also entered into a fixed rate, five-year credit and security agreement with an aggregate principal balance of $100.0 million (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement. The majority of the proceeds of the Term Loan Agreement were used to reduce our balances on certain of our other short-term repurchase and loan agreements. We believe that the Term Loan Agreement, together with the seller financing arrangements obtained under the HOME Flow Transaction, better matches the long term nature of our assets than the shorter term repurchase and loan agreements historically used to finance our portfolios while providing us with protection against rising interest rates.

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

Portfolio Overview

Real Estate Assets

As of June 30, 2017, we had 10,779 single-family residential properties held for use. Of these properties, 9,221 had been leased, 355 were listed and ready for rent and 477 were in varying stages of renovation and unit turn status. With respect to the remaining 726 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the number of real estate assets by status as of the dates indicated:

	June 30, 2017	December 31, 2016
Rental:
Leased	9,221	7,293
Listed and ready for rent	355	703
Renovation or unit turn	477	607
Total rental	10,053	8,603
Evaluating for rental strategy	726	1,336
Total real estate held for use	10,779	9,939
Held for sale	612	594
Total real estate assets	11,391	10,533

The following table sets forth a summary of our total real estate portfolio as of June 30, 2017 ($ in thousands):

State / District	Number of Properties	Carrying Value (1) (2)	Weighted Average Age in Years (3)
Alabama	138	$21,227	17.8
Arizona	34	7,803	24.0
Arkansas	16	1,666	29.9
California	193	67,971	41.4
Colorado	19	4,090	30.2
Connecticut	31	7,231	58.2
Delaware	21	3,308	41.0
District of Columbia	7	1,434	89.2
Florida	1,285	191,548	28.0
Georgia	2,995	326,659	29.9
Hawaii	2	334	38.7
Idaho	4	837	23.5
Illinois	261	44,569	46.2
Indiana	597	78,141	20.3
Kansas	22	3,366	39.7
Kentucky	80	11,780	23.8
Louisiana	15	2,020	32.2
Maine	4	423	60.3
Maryland	257	48,441	35.5
Massachusetts	80	18,325	77.9
Michigan	28	4,797	38.0
Minnesota	100	17,518	66.4
Mississippi	220	31,898	17.4
Missouri	121	19,082	26.5
Nevada	16	2,158	28.3
New Hampshire	1	214	123.0
New Jersey	186	28,621	61.3
New Mexico	40	4,718	24.0
New York	63	12,167	66.7
North Carolina	658	90,448	19.0

Ohio	36	4,973	34.4
Oklahoma	316	47,478	25.5
Oregon	14	3,149	37.1
Pennsylvania	89	12,337	62.3
Rhode Island	40	5,591	79.2
South Carolina	80	10,320	22.2
Tennessee	1,281	184,702	20.5
Texas	1,878	279,596	25.9
Utah	22	4,410	38.1
Vermont	4	322	117.9
Virginia	41	10,594	30.0
Washington	70	14,144	47.2
West Virginia	1	144	16.0
Wisconsin	25	3,122	49.4
Total	11,391	1,633,676	30.0
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of properties acquired in the HOME Flow Transaction to date are included based upon the initial purchase price, which is subject to certain purchase price adjustment provisions as set forth in the purchase and sale agreement.

(3)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

Real Estate Acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from the Sellers in multiple closings.

•
In the first closing on March 30, 2017, HOME Borrower II acquired 757 SFR properties for an aggregate purchase price of $106.5 million, which is subject to potential purchase price adjustments. The purchase price was funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement”), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand.

•
In the second closing on June 29, 2017, HOME Borrower III acquired 751 SFR properties for an aggregate purchase price of $117.1 million, which is subject to potential purchase price adjustments. The purchase price was funded with approximately $87.8 million pursuant to the HOME III Loan Agreement, representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand.

Following the above closings, as of June 30, 2017, we were committed to purchase up to 1,992 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale.

During the three and six months ended June 30, 2017, we acquired 17 residential properties under our other acquisition programs for an aggregate purchase price of $1.8 million.

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

During the three and six months ended June 30, 2016, we acquired 291 and 404 residential properties, respectively, under our one-by-one acquisition program for an aggregate purchase price of $30.0 million and $40.1 million, respectively.

Real Estate Dispositions

During the three and six months ended June 30, 2017, we sold 522 and 935 REO properties, respectively, and recorded $20.8 million and $40.8 million, respectively, of net realized gains on real estate.

During the three and six months ended June 30, 2016, we sold 910 and 1,596 residential properties, respectively, and recorded $39.1 million and $68.5 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	First Quarter 2016	Second Quarter 2016	Six months ended June 30, 2016	First Quarter 2017	Second Quarter 2017	Six months ended June 30, 2017
Real Estate Assets
Beginning	6,516	6,895	6,516	10,533	11,073	10,533
Acquisitions	703	291	994	757	768	1,525
Dispositions	(686)	(910)	(1,596)	(413)	(522)	(935)
Mortgage loan conversions to REO, net (1)	360	308	668	195	66	261
Other additions	2	4	6	1	6	7
Ending	6,895	6,588	6,588	11,073	11,391	11,391
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of June 30, 2017, our portfolio of mortgage loans held for sale consisted of 442 remaining mortgage loans having an aggregate UPB of approximately $107.0 million and an aggregate market value of underlying properties of approximately $119.7 million. During May 2017, we completed the sale of 2,104 mortgage loans to a third party.

As of December 31, 2016, our portfolio of mortgage loans at fair value consisted of 2,891 mortgage loans having an aggregate UPB of approximately $697.7 million and an aggregate market value of underlying properties of $746.3 million. We also owned 583 mortgage loans held for sale having an aggregate UPB of approximately $125.6 million and an aggregate market value of underlying properties of approximately $153.6 million as of December 31, 2016.

Mortgage Loan Resolutions and Dispositions

During the three and six months ended June 30, 2017, we sold 2,104 and 2,660 of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $40.2 million and $68.5 million respectively, of net realized gains on mortgage loans held for sale.

During the three and six months ended June 30, 2016, we sold 895 and 1,973, respectively, of our mortgage loans held for sale to third party purchasers. In connection with these sales, we recorded $16.0 million and $50.1 million, respectively, of net realized gains on mortgage loans held for sale.

As of June 30, 2017, we have sold the substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. We may conduct additional sales of non-performing loans that do not meet our rental criteria, although the number of remaining mortgage loans that may be sold will be substantially lower than it has been in prior periods. It is anticipated that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

During the three and six months ended June 30, 2017, we resolved 33 and 111 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $10 thousand and $7.3 million, respectively, of net realized gains on mortgage loans.

During the three and six months ended June 30, 2016, we resolved 122 and 291 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these resolutions, we recorded $8.2 million and $20.9 million, respectively, of net realized gains on mortgage loans.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	First Quarter 2016	Second Quarter 2016	Six months ended June 30, 2016	First Quarter 2017	Second Quarter 2017	Six months ended June 30, 2017
Mortgage Loans at Fair Value (1)
Beginning	5,739	5,397	5,739	2,891	442	2,891
Resolutions	(169)	(122)	(291)	(78)	(33)	(111)
Transferred to held for sale, net	187	(895)	(708)	(2,176)	(343)	(2,519)
Mortgage loan conversions to REO, net (2)	(360)	(308)	(668)	(195)	(66)	(261)
Ending	5,397	4,072	4,072	442	—	—
_____________

(1)	Excludes mortgage loans held for sale.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

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

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as change in unrealized gain on mortgage loans. We expect the timeline to convert acquired loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; inadequacy of documents necessary to foreclose; bankruptcy proceedings initiated by borrowers; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the judicial and administrative proceedings.

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

As we acquire more SFR properties and continue to divest non-rental REO properties, we expect that a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly as a percentage of our SFR properties that are leased or available for lease. Our occupancy rate at June 30, 2017 was 96.3%. Our rental properties had an average annual rental rate of $14,550 per home for the 9,221 properties that were leased at June 30, 2017.

We continue to sell non-rental REO properties that do not meet our rental investment criteria to generate additional cash for reinvestment in other acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

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

Expenses

Our expenses primarily consist of residential property operating expenses, depreciation and amortization, acquisition fees and costs, selling costs and impairment, mortgage loan servicing costs, interest expense, share-based compensation, general and administrative expenses, certain expense reimbursements to our Manager as well as management fees to our Manager under the asset management agreement (the “AMA”). Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life. Acquisition fees and costs include due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets. Selling costs and impairment represents our estimated and actual costs incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. Share-based compensation is a non-cash expense related to our share-based incentive programs. General and administrative expenses consist of the costs related to the general operation and overall administration of our business. Expense reimbursements include the compensation and benefits of the General Counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf. Management fees paid to AAMC consist of a base management fee of 2% of our invested capital (as defined in the AMA), a conversion fee for assets that are converted to single-family rentals during each quarter and an incentive management fee calculated as 25% of our return on invested capital that exceeds a minimum threshold for each period.

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

Financing

Our ability to grow our business is dependent on the availability of adequate financing, including additional equity financing, debt financing or a combination thereof, in order to meet our objectives. We intend to leverage our investments with debt, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include term loan facilities, warehouse lines of credit, securitization financing, structured financing arrangements, seller financing loan arrangements, repurchase agreements and bank credit facilities, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. To qualify as a REIT under the Internal Revenue Code, we will need to distribute at least 90% of our taxable income each year to our stockholders. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

Mortgage Loan Resolution Activities

The sale of our mortgage loans from time to time has allowed us to recycle our capital to grow our rental portfolio. For the mortgage loans remaining in our portfolio, we currently are evaluating additional dispositions. Prior to any such disposition, we will continue to employ various loan resolution methodologies for certain of the remaining loans in our portfolio. In particular, we expect to (1) convert a portion of our remaining sub-performing and non-performing loans to performing status and (2) manage the foreclosure process and timelines with respect to the remainder of those loans. Our evaluation of continually evolving market dynamics and the pricing of distressed mortgage loans will impact the timing of any potential sales of the remaining mortgage loans in our portfolio.

Disposition of Mortgage Loans

During 2015, we commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. As of June 30, 2017, we have now sold the substantial majority of our mortgage loan portfolio and have only 442 mortgage loans remaining in our portfolio. Sales of mortgage loans that do not meet our rental property criteria have been a growth catalyst for our company, allowing us to recycle capital that we expect to continue to use to purchase rental properties that meet our return profile.

Resolution of Mortgage Loans

Prior to the disposition of the remaining mortgage loans in our portfolio, we expect that certain of our residential mortgage loans will continue to be liquidated as a result of a short sale, third party sale of the underlying property, refinancing or full debt pay-off of the mortgage loan. Upon liquidation of a mortgage loan, we have recorded net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans.

A portion of our remaining residential mortgage loans will continue to be converted into REO properties either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. The timeline to convert acquired mortgage loans into REO can vary significantly by loan.

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

Portfolio Size

The size of our SFR portfolio will also impact operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher servicing fees, property management fees and, potentially, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2017 versus the three and six months ended June 30, 2016. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

Rental revenues

Rental revenues increased to $30.1 million and $55.7 million for the three and six months ended June 30, 2017, respectively, compared to $8.6 million and $14.7 million for the three and six months ended June 30, 2016, respectively. The number of leased properties, excluding the 751 properties acquired in the second closing of the HOME Flow Transaction on June 29, 2017, increased to 8,470 at June 30, 2017 from 3,010 at June 30, 2016, primarily due to the acquisition of 4,262 SFR properties during the third quarter of 2016. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(77.8) million and $(129.7) million for the three and six months ended June 30, 2017, respectively, compared to $(71.7) million and $(114.2) million for the three and six months ended June 30, 2016. This was primarily due to the reclassification of net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions. The change in unrealized gains for the three and six months ended June 30, 2017 and 2016 can be categorized into the following three components:

•
First, we recognized an aggregate of $5.0 million and $14.5 million in unrealized gains upon conversion of mortgage loans to REO for the three and six months ended June 30, 2017, respectively, compared to $12.5 million and $24.1 million for the three and six months ended June 30, 2016, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and six months ended June 30, 2017, we converted a net of 66 and 261 mortgage loans to REO status compared to a net of 308 and 668 mortgage loans converted to REO status during the three and six months ended June 30, 2016, respectively;

•
Second, we recognized an aggregate change in unrealized gains of $(1.9) million and $(1.3) million from the net change in the fair value of loans for the three and six months ended June 30, 2017, respectively, compared an aggregate change in unrealized gains of $(1.6) million and $22.7 million from the net change in the fair value of loans during the three and six months ended June 30, 2016, respectively. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the three and six months ended June 30, 2017, the fair value of our mortgage loans was impacted primarily by our disposition of the substantial majority of our mortgage loans at fair value during the second quarter of 2017; and

•
Third, we reclassified an aggregate of $80.9 million and $142.8 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the three and six months ended June 30, 2017, respectively. This compares to an aggregate of $82.6 million and $161.0 million reclassified from unrealized gains on mortgage loans to realized gains for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, we have sold or resolved the substantial majority of our mortgage loan portfolio, and our remaining mortgage loans consists of 442 mortgage loans held for sale. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience realized or unrealized losses on our mortgage loans in future periods.

Net realized gain on mortgage loans

Net realized gains on mortgage loans decreased to $10 thousand for the three months ended June 30, 2017 from $8.2 million for the three months ended June 30, 2016, principally due to the transfer of the substantial majority of our mortgage loans at fair value to mortgage loans held for sale during the first quarter of 2017. We resolved 33 mortgage loans at fair value in the three months ended June 30, 2017 as compared to our resolution of 122 mortgage loans at fair value in the three months ended June 30, 2016, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gains on mortgage loans decreased to $7.3 million for the six months ended June 30, 2017 from $20.9 million for the six months ended June 30, 2016, principally due to the transfer of the substantial majority of our mortgage loans at fair value to mortgage loans held for sale during the first quarter of 2017. We resolved 111 mortgage loans at fair value for the six months ended June 30, 2017 as compared to our resolution of 291 mortgage loans at fair value in the six months ended June 30, 2016, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on mortgage loans held for sale

Net realized gains on mortgage loans held for sale increased to $40.2 million for the three months ended June 30, 2017 from $16.0 million for the three months ended June 30, 2016. This increase was principally due to the sale of 2,104 mortgage loans held for sale during the three months ended June 30, 2017 compared to sale of 895 mortgage loans held for sale during the three months ended June 30, 2016.

Net realized gains on mortgage loans held for sale increased to $68.5 million for the six months ended June 30, 2017 from $50.1 million for the six months ended June 30, 2016. This increase was principally due to the sale of 2,660 mortgage loans held for sale during the six months ended June 30, 2017 compared to sale of 1,973 mortgage loans held for sale during the six months ended June 30, 2016.

Net realized gain on real estate

Net realized gains on real estate decreased to $20.8 million for the three months ended June 30, 2017 from $39.1 million for the three months ended June 30, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 522 REO properties during the three months ended June 30, 2017 compared to 910 properties during the three months ended June 30, 2016.

Net realized gains on real estate decreased to $40.8 million for the six months ended June 30, 2017 from $68.5 million for the six months ended June 30, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 935 REO properties during the six months ended June 30, 2017 compared to 1,596 properties during the six months ended June 30, 2016.

Residential property operating expenses

We incurred $19.3 million and $37.6 million for the three and six months ended June 30, 2017, respectively, compared to $18.0 million and $36.2 million, for the three and six months ended June 30, 2016, respectively. At June 30, 2017, excluding the 751 SFR properties acquired in the second closing under the HOME Flow Transaction that occurred at the end of the period, we had 10,640 total REO properties, of which 8,470 were leased, compared to 6,588 total REO properties, of which 3,010 were leased, at June 30, 2016. Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties and/or convert more mortgage loans to REO. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $14.8 million and $30.0 million of real estate depreciation and amortization for the three and six months ended June 30, 2017, respectively, compared to $4.0 million and $7.6 million for the three and six months ended June 30, 2016, respectively, due primarily to growth in our rental portfolio. Our residential rental portfolio, excluding the 751 properties acquired in the second closing under the HOME Flow Transaction on June 29, 2017, increased to 9,302 properties at June 30, 2017 from 3,977 properties at June 30, 2016. We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We incurred $2.4 million and $6.6 million of lease-in-place intangible asset amortization for the three and six months ended June 30, 2017, respectively, compared to $0.3 million and $0.9 million for the three and six months ended June 30, 2016, respectively.

Acquisition fees and costs

We incurred $0.2 million and $0.4 million of acquisition fees and costs for the three and six months ended June 30, 2017, respectively, compared to $1.5 million and $3.1 million for the three and six months ended June 30, 2016 due primarily to the capitalization of acquisition costs during the first quarter of 2017 upon our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, which we expect will result in the majority of our SFR property acquisitions being excluded from the definition of a business and, therefore, our capitalization of costs to acquire such properties.

Selling costs and impairment

Real estate selling costs of REO held for sale were $4.3 million and $12.2 million for the three and six months ended June 30, 2017, respectively, compared to $4.9 million and $16.6 million for the three and six months ended June 30, 2016, respectively. As our portfolio of non-rental REO properties declines, we expect to recognize lower selling costs upon transfer of REO properties to held for sale.

We recognized $(0.2) million and $1.7 million of mortgage loan selling costs for the three and six months ended June 30, 2017, respectively, compared to $1.0 million for each of the three and six months ended June 30, 2016. With the sale of the substantial majority of our remaining mortgage loans as of June 30, 2017, we anticipate our mortgage loan selling costs to decline in future periods.

We recognized $5.0 million and $9.4 million of REO valuation impairment for the three and six months ended June 30, 2017, respectively, compared to $5.9 million and $20.8 million and for the three and six months ended June 30, 2016, respectively. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $2.6 million and $8.9 million of mortgage loan servicing costs, primarily for advances of residential property insurance, foreclosure fees and servicing fees for the three and six months ended June 30, 2017, respectively, compared to $8.4 million and $20.2 million for the three and six months ended June 30, 2016, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense relates to borrowings under our repurchase and loan agreements and our other secured borrowings (including amortization of deferred debt issuance costs). Interest expense increased to $15.2 million for the three months ended June 30, 2017 from $10.5 million for the three months ended June 30, 2016. The increase was driven by non-recurring accelerated amortization of deferred costs related to the termination of a former securitization during the second quarter of 2017, increased average outstanding debt balances during 2017 and increases in the variable component of our contractual interest rates.

Interest expense increased to $30.7 million for the six months ended June 30, 2017 from $26.9 million for the six months ended June 30, 2016. This increase was driven primarily by increased average outstanding debt balances during 2017 and by increases in the variable component of our contractual interest rates.

The interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire, including in connection with each of the anticipated closings under the HOME Flow Transaction.

Share-based compensation

Share-based compensation expense increased to $0.6 million and $2.5 million for the three and six months ended June 30, 2017 compared to $29 thousand and $74 thousand for the three and six months ended June 30, 2016, primarily due to awards being granted to employees of AAMC in August 2016 and May 2017, in each case pursuant to the Altisource Residential Corporation 2016 Equity Incentive Compensation Plan (the “2016 Equity Incentive Plan”). Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors. The decrease in share-based compensation expense from the first quarter of 2017 to the second quarter of 2017 was caused by a decrease in the price of our stock because we mark-to-market the fair value of the RSU and option awards since the recipients are not employees of the Company.

General and administrative expenses

General and administrative expenses decreased to $2.9 million from $3.6 million for the three months ended June 30, 2017 and 2016, respectively, primarily due to the non-recurrence of legal and professional costs related to a proxy contest during 2016.

General and administrative expenses decreased to $5.2 million from $6.5 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to the non-recurrence of legal and professional costs related to a proxy contest during 2016.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $4.0 million and $8.2 million during the three and six months ended June 30, 2017, respectively, compared to $4.5 million and $8.6 million during the three and six months ended June 30, 2016, respectively. The decrease in base management fees is primarily driven by declines in our average invested capital, partially offset by increases in the base management fee percentage under the AMA related to the increase in our portfolio.

We incurred conversion fees to AAMC of $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively, compared to $0.5 million and $0.9 million during the three and six months ended June 30, 2016, respectively. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Because we have more than 4,500 rented properties, AAMC is entitled to receive a base management fee of 2% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceed our then-required return on invested capital threshold.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $161.9 million compared to $106.3 million as of December 31, 2016. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Repurchase and Loan Agreements

At June 30, 2017, we were party to one repurchase agreement and five loan agreements. Below is a description of each agreement outstanding during the six months ended June 30, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS Repurchase Agreement decreased incrementally on each of January 31, 2017, February 28, 2017 and June 30, 2017 and will further decrease on September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At June 30, 2017, the CS Repurchase Agreement had an aggregate maximum borrowing capacity of $450.0 million, and we had an aggregate of $271.8 million outstanding thereunder.

Loan Agreements

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate borrowing capacity of $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements), removed the exit fee requirement upon early repayment and extended the maturity date to April 5, 2018. As of June 30, 2017, we had an aggregate of $106.9 million outstanding under the Nomura Loan Agreement.

•
In connection with the seller financing related to our acquisition of 4,262 SFR properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between HOME SFR Borrower, LLC (“HOME Borrower”), our indirect wholly owned subsidiary, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $79.9 million in connection with the first acquisition of properties. The HOME II Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME II Loan Agreement. The initial maturity date of the HOME II Loan Agreement is October 9, 2019. HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II.

•
On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement (collectively, the “Lenders”). Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties (the “Term Loan”). The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst, pursuant to which we borrowed approximately $87.8 million in connection with the second acquisition of properties. The HOME III Loan Agreement is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The entire principal amount is currently allocable to one component at a fixed-rate spread over one-month LIBOR, which is anticipated to be the weighted average fixed rate spread for the duration of the HOME III Loan Agreement. The initial maturity date of the HOME III Loan Agreement is October 9, 2019. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is secured by the membership interests of HOME Borrower III and the properties and other assets of HOME Borrower III.

The maximum aggregate funding available to us under the repurchase and loan agreements described above as of June 30, 2017 was $1.5 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of June 30, 2017, an aggregate of $1.1 billion was outstanding under these repurchase and loan agreements.

Terms and covenants related to the CS Repurchase Agreement

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS repurchase agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest based on the lender’s cost of funds plus a spread calculated based on the type of applicable assets collateralizing the funding, as well as certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Terms and covenants related to the Nomura Loan Agreement

Under the terms of the Nomura Loan Agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura Loan Agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. We may be required to repay a portion of the amounts outstanding under the Nomura Loan Agreement should the loan-to-value ratio of the funded collateral decline. Under the terms of the Nomura Loan Agreement, we are required to pay interest based on the one-month LIBOR plus a spread and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility. The Nomura Loan Agreement is fully guaranteed by us.

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

Terms and covenants related to the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement

Under the terms of the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower, HOME Borrower II, HOME Borrower III and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. Each of the loan agreements require that the applicable borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower, HOME Borrower II or HOME Borrower III under their respective loan agreements in connection with the secured collateral.

Even though the MSR Loan Agreement, the HOME II Loan Agreement and the HOME III Loan Agreement are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

Terms and covenants related to the Term Loan Agreement

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term

Loan is outstanding. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the Lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices) ranging from 55% to 85% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under these agreements are subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. As of June 30, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 11.4% of the carrying value of such assets. Under the CS Repurchase Agreement and the Nomura Loan Agreement, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2016 to June 30, 2017 is primarily due to reductions of our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans or the sale of pools of mortgage loans, partially offset by the consummation of the HOME II Loan Agreement and the HOME III Loan Agreement. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement decreased from 63.0% at December 31, 2016 to 61.8% at June 30, 2017, primarily due to the sale of assets with higher advance rates. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement and HOME III Loan Agreement is 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement is 72% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash. See Note 6 to our condensed consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended June 30, 2017, December 31, 2016 and June 30, 2016 ($ in thousands):

	Three months ended June 30, 2017	Three months ended December 31, 2016	Three months ended June 30, 2016
Balance at end of period	$1,135,713	$1,226,972	$746,757
Maximum month end balance outstanding during the period	1,233,887	1,233,187	846,878
Weighted average quarterly balance	1,155,897	1,208,219	831,339
Amount of available funding at end of period	321,228	112,287	603,243

Other secured borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”) issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. In May 2017, we repaid all of the notes issued under ARLP 2015-1 and concurrently terminated the securitization.

The following table sets forth data with respect to the ARLP 2015-1 notes as of December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to ARLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At June 30, 2017, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization, including $5.0 million in common stock repurchased during the six months ended June 30, 2017. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

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

Commitments and contingencies related to the HOME Flow Transaction

In connection with the HOME Flow Transaction, as of June 30, 2017, we had committed to purchase up to 1,992 additional stabilized rental properties from the Sellers in additional closings that are expected to occur during 2017. Of these 1,992 properties, 1,250 properties are subject to Sellers’ good faith efforts to offer such properties for sale. Because the additional properties to be acquired have not yet been finalized prior to the date of this report, we are unable to predict the total aggregate purchase price of the future closings under the HOME Flow Transaction.

Pursuant to the purchase and sale agreement underlying the HOME Flow Transaction (the “PSA”), the ultimate purchase price of the properties acquired or to be acquired is subject to potential adjustment based on a predetermined formula set forth in the PSA, which is dependent upon the valuation of the acquired properties at a future date. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016
Net cash used in operating activities	$(25,278)	$(64,620)
Net cash provided by investing activities	527,300	576,577
Net cash used in financing activities	(429,378)	(406,401)
Total cash flows	$72,644	$105,556

Net cash used in operating activities for the six months ended June 30, 2017 and 2016 consisted primarily of net loss for the period and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans and net changes in operating assets and liabilities.

Net cash provided by investing activities for the six months ended June 30, 2017 and 2016 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations.

Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), the repayment of the notes issued under ARLP 2015-1 securitization trust, payment of dividends and repurchases of common stock. Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of repayments of the notes issued by the two of our former securitization trusts, net repayments of repurchase and loan agreements, payment of dividends and repurchases of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

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

For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of rental properties and NPLs. The primary driver of the value of both these asset classes is the fair value of the underlying real estate.

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

We currently borrow funds at variable rates using secured financings. At June 30, 2017, we had $546.5 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated fair market value of our aggregate variable rate borrowings was $1.0 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, our annual interest expense would increase or decrease by $10.4 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of June 30, 2017:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. Plaintiff file an opposition to defendants’ motion for reconsideration on May 8, 2017. In addition, the defendants filed their answer and affirmative defenses on April 21, 2017. On May 26, 2017, the Court denied defendants’ motion for reconsideration of the Court’s decision to deny the motion to dismiss. Discovery has commenced and is ongoing.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. During the second quarter of 2017, we repurchased an aggregate of 191,269 shares of our common stock for an aggregate purchase price of approximately $2.7 million. At June 30, 2017, following such repurchases, we have remaining approximately $48.5 million authorized by our Board of Directors for share repurchases. Repurchased shares will be held as shares available for future issuance and will be available for general corporate purposes. Below is a summary of our stock repurchases for the quarter ending June 30, 2017 (in thousands, except share and per share amounts):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that may yet be Purchased Under Plans or Programs (1)
April 1, 2017 to April 30, 2017	12,297	$14.00	3,782,320	$50,975
May 1, 2017 to May 31, 2017	—	—	3,782,320	50,975
June 1, 2017 to June 30, 2017	178,972	13.99	3,961,292	48,471
For the quarter ended June 30, 2017	191,269	13.99	3,961,292	48,471
__________

(1)	Since Board approval of repurchases is based on a dollar amount, we cannot estimate the number of shares remaining to be purchased.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).

2.2
Membership Interest Purchase and Sale Agreement, dated September 30, 2016, between MSR I, LP and Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the SEC on October 3, 2016).

2.3
Purchase and Sale Agreement, dated September 30, 2016, between Firebird SFE I, LLC and Altisource Residential, L.P. (incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed with the SEC on October 3, 2016).

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed with the SEC on April 8, 2013).
3.2	By-laws of Altisource Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the SEC on December 5, 2012).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Altisource Residential Corporation
Date:	August 8, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer