Form 10-Q
period 2017-09-30
Altisource Residential Corp
filed 2017-11-07
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 31, 2017, 53,447,950 shares of our common stock were outstanding.

Altisource Residential Corporation
September 30, 2017

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

Part I

Item 1. Financial Statements (Unaudited)

Altisource Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Real estate held for use:
Land	$265,129	$220,800
Rental residential properties	1,137,343	926,320
Real estate owned	75,568	289,141
Total real estate held for use	1,478,040	1,436,261
Less: accumulated depreciation	(61,192)	(27,541)
Total real estate held for use, net	1,416,848	1,408,720
Real estate assets held for sale	124,405	133,327
Mortgage loans at fair value	67,321	568,480
Cash and cash equivalents	169,941	106,276
Restricted cash	42,191	22,947
Accounts receivable, net	22,130	34,931
Prepaid expenses and other assets	9,382	10,166
Total assets	$1,852,218	$2,284,847

Liabilities:
Repurchase and loan agreements	$1,100,106	$1,220,972
Other secured borrowings	—	144,099
Accounts payable and accrued liabilities	58,591	51,442
Related party payables	4,680	5,266
Total liabilities	1,163,377	1,421,779

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,447,950 shares issued and outstanding as of September 30, 2017 and 53,667,631 shares issued and outstanding as of December 31, 2016	534	537
Additional paid-in capital	1,180,012	1,182,245
Accumulated deficit	(491,705)	(319,714)
Total equity	688,841	863,068
Total liabilities and equity	$1,852,218	$2,284,847

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues:
Rental revenues	$32,960	$9,590	$88,680	$24,242
Change in unrealized gain on mortgage loans	(28,128)	(41,152)	(157,817)	(155,306)
Net realized (loss) gain on sales of mortgage loans	(2,700)	9,447	73,077	80,506
Net realized gain on sales of real estate	21,369	26,307	62,132	94,833
Interest income	164	209	341	425
Total revenues	23,665	4,401	66,413	44,700
Expenses:
Residential property operating expenses	17,493	15,011	55,089	51,215
Real estate depreciation and amortization	15,309	5,149	45,288	12,790
Acquisition fees and costs	283	5,202	659	8,306
Selling costs and impairment	7,352	11,570	30,686	50,003
Mortgage loan servicing costs	802	7,792	9,672	27,960
Interest expense	14,240	10,174	44,965	37,060
Share-based compensation	358	419	2,824	493
General and administrative	3,452	2,081	8,656	8,607
Management fees to AAMC	4,129	4,658	13,377	14,234
Total expenses	63,418	62,056	211,216	210,668
Operating loss	(39,753)	(57,655)	(144,803)	(165,968)
Losses resulting from natural disasters	(6,021)	—	(6,021)	—
Insurance recoveries related to natural disasters	2,886	—	2,886	—
Other expense	—	—	—	(750)
Loss before income taxes	(42,888)	(57,655)	(147,938)	(166,718)
Income tax expense (benefit)	28	(17)	42	106
Net loss	$(42,916)	$(57,638)	$(147,980)	$(166,824)

Loss per share of common stock - basic:
Loss per basic share	$(0.80)	$(1.06)	$(2.77)	$(3.05)
Weighted average common stock outstanding - basic	53,408,288	54,178,129	53,508,881	54,722,828
Loss per share of common stock - diluted:
Loss per diluted share	$(0.80)	$(1.06)	$(2.77)	$(3.05)
Weighted average common stock outstanding - diluted	53,408,288	54,178,129	53,508,881	54,722,828

Dividends declared per common share	$0.15	$0.15	$0.45	$0.60

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	150,613	1	104	—	105
Repurchases of common stock	(370,294)	(4)	(5,161)	—	(5,165)
Dividends on common stock ($0.45 per share)	—	—	—	(24,011)	(24,011)
Share-based compensation	—	—	2,824	—	2,824
Net loss	—	—	—	(147,980)	(147,980)
September 30, 2017	53,447,950	$534	$1,180,012	$(491,705)	$688,841

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$1,152,357
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	18,707	—	30	—	30
Repurchases of common stock	(1,730,070)	(17)	(18,767)	—	(18,784)
Dividends on common stock ($0.60 per share)	—	—	—	(32,874)	(32,874)
Share-based compensation	—	—	493	—	493
Net loss	—	—	—	(166,824)	(166,824)
September 30, 2016	53,869,642	$539	$1,184,174	$(250,315)	$934,398

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Operating activities:
Net loss	$(147,980)	$(166,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	157,817	155,306
Net realized gain on sales of mortgage loans	(73,077)	(80,506)
Net realized gain on sales of real estate	(62,132)	(94,833)
Real estate depreciation and amortization	45,288	12,790
Selling costs and impairment	30,686	50,003
Accretion of interest on re-performing mortgage loans	—	(107)
Share-based compensation	2,824	493
Amortization of deferred financing costs	5,904	8,840
Changes in operating assets and liabilities:
Accounts receivable, net	(4,925)	6,612
Related party receivables	—	2,180
Deferred leasing costs	(598)	(69)
Prepaid expenses and other assets	(4,205)	(4,729)
Accounts payable and accrued liabilities	4,377	19,031
Related party payables	(586)	4,926
Net cash used in operating activities	(46,607)	(86,887)
Investing activities:
Investment in real estate	(61,738)	(291,688)
Investment in renovations	(26,235)	(38,334)
Real estate tax advances	(3,964)	(7,791)
Mortgage loan resolutions and dispositions	470,591	508,712
Mortgage loan payments	6,648	16,438
Disposition of real estate	211,974	315,973
Investment in derivative financial instrument	—	(55)
Net cash provided by investing activities	597,276	503,255
Financing activities:
Proceeds from exercise of stock options	243	51
Payment of tax withholdings on share-based compensation plan awards	(138)	(21)
Repurchase of common stock	(5,165)	(18,784)
Dividends on common stock	(24,149)	(30,206)
Repayments of other secured debt	(144,971)	(348,565)
Proceeds from repurchase and loan agreements	111,088	392,506
Repayments of repurchase and loan agreements	(400,269)	(460,025)
Payment of deferred financing costs	(4,399)	(8,320)
Net cash used in financing activities	(467,760)	(473,364)
Net change in cash, cash equivalents and restricted cash	82,909	(56,996)
Cash, cash equivalents and restricted cash as of beginning of the period	129,223	137,268
Cash, cash equivalents and restricted cash as of end of the period	$212,132	$80,272

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$39,715	$27,983
Income taxes paid	28	180
Seller financing of assets acquired	167,682	489,259
Transfer of mortgage loans to real estate owned, net	42,320	168,395
Changes in accrued capital expenditures	2,910	(1,695)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(6,319)	(157)
Changes in receivables from real estate owned dispositions	(10,266)	(11,295)
Dividends declared but not paid	8,209	8,226

See accompanying notes to condensed consolidated financial statements.

Altisource Residential Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2017
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

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. In 2015, we commenced the disposition of sub-performing and non-performing mortgage loans (“NPLs”) and real estate owned (“REO”) properties that we had previously acquired in order to create additional liquidity and purchasing power to build our rental portfolio. As of September 30, 2017, we had disposed of the substantial majority of our remaining NPL portfolio and REO properties and had increased our rental portfolio to more than 10,000 homes.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). As we do not have any employees, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our remaining residential mortgage loans and REO properties. See Note 8 for a description of this related party relationship.

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

In certain instances, we hold both the power to direct the most significant activities of each VIE as well as an economic interest in the entity, and, as such, we are deemed to be the primary beneficiary or consolidator of the VIE. We determined that our former securitization trust, ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), was a VIE of which we were the primary beneficiary. We repaid the notes issued under ARLP 2015-1 and terminated the securitization in May 2017. Therefore, as of September 30, 2017, we no longer consolidate any VIEs in our interim condensed consolidated balance sheet. See Note 6 for more information regarding ARLP 2015-1.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. As a result of this adoption, the Company has retrospectively reclassified $2.8 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the nine months ended September 30, 2016 to be consistent with the current presentation. Restricted cash balances include amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to our repurchase and loan agreements and other secured borrowings.

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

Recently issued accounting standards not yet adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially similar to current practice. This ASU is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management has assessed its revenues, which are primarily revenues from rental activities that are outside of the scope of ASU 2014-09. Therefore, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements. We anticipate applying this amendment using the modified retrospective method.

2. Asset Acquisitions and Dispositions

Real estate assets

Asset acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. Through the third quarter of 2017, we have consummated two closings under the HOME Flow Transaction and anticipate that a final closing to acquire approximately 1,750 to 2,000 additional SFR properties will occur in the fourth quarter of 2017.

•
In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million, which is subject to potential purchase price adjustments as described in Note 7. The purchase price was funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand. We capitalized $1.5 million of acquisition fees and costs related to this portfolio acquisition pursuant to ASU 2017-01. The value of in-place leases was estimated at $2.4 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. We allocated the purchase price to land, building, site improvements and furniture, fixtures and equipment based on the relative fair value of the properties acquired.

•
In the second closing on June 29, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million, which is subject to potential purchase price adjustments as described in Note 7. The purchase price was funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition fees and costs related to this portfolio acquisition pursuant to ASU 2017-01. The value of in-place leases was estimated at $2.0 million based upon the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date. We allocated the purchase price to land, building, site improvements and furniture, fixtures and equipment based on the relative fair value of the properties acquired.

Following the above closings, as of September 30, 2017, we were committed to purchase up to 1,992 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale (see Note 7).

During the three and nine months ended September 30, 2017, we acquired 10 and 27 residential properties, respectively, under our other acquisition programs for an aggregate purchase price of $0.9 million and $2.7 million.

Acquisitions accounted for as business combinations

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

We recognized acquisition fees and costs related to the HOME SFR Transaction of $3.9 million. The value of in-place leases was estimated at $9.8 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases, which was approximately seven months as of date of the HOME SFR Transaction.

We recognized $163 thousand in revenues and $59 thousand in earnings related to the HOME SFR Transaction in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

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

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

During the three and nine months ended September 30, 2016, we acquired 238 and 642 residential properties, respectively, under our other acquisition programs for an aggregate purchase price of $24.6 million and $64.7 million, respectively.

Supplemental pro forma financial information (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HOME SFR Transaction occurred on January 1, 2016 as follows ($ in thousands, except per share amounts):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Unaudited pro forma revenues	$18,711	$86,021
Unaudited pro forma net loss	$(59,717)	$(173,562)
Loss per basic common share	$(1.10)	$(3.17)
Weighted average common stock outstanding - basic	54,178,129	54,722,828
Loss per diluted common share	$(1.10)	$(3.17)
Weighted average common stock outstanding - diluted	54,178,129	54,722,828

The following table presents the adjustments included for each period ($ in thousands):

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenues from consolidated statement of operations	$4,401	$44,700
Add: historical revenues of acquired properties not reflected in consolidated statement of operations	14,310	41,321
Unaudited pro forma revenues	$18,711	$86,021

Net loss from consolidated statement of operations	$(57,638)	$(166,824)
Plus: historical net income of acquired properties not reflected in consolidated statement of operations	8,416	25,566
Less: pro forma depreciation and amortization	(5,157)	(15,472)
Less: pro forma interest expense	(4,737)	(14,212)
Less: pro forma management fees	(601)	(2,620)
Unaudited pro forma net loss	$(59,717)	$(173,562)

The supplemental pro forma financial information for all periods presented was adjusted to reflect real estate depreciation and amortization on the acquired properties and related intangible assets, interest expense on the related financing facility and incremental management fees that would have been incurred under the asset management agreement. The supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved if the acquisition had taken place on January 1, 2016, nor does it purport to represent or be indicative of the results of operations for future periods.

Dispositions

During the three and nine months ended September 30, 2017, we sold 450 and 1,385 REO properties, respectively, and recorded $21.4 million and $62.1 million, respectively, of net realized gain on sales of real estate.

During the three and nine months ended September 30, 2016, we sold 604 and 2,200 REO properties, respectively, and recorded $26.3 million and $94.8 million, respectively, of net realized gain on sales of real estate.

Mortgage loans at fair value

Dispositions and resolutions

During the three and nine months ended September 30, 2017, we sold 0 and 2,660 mortgage loans, respectively, to third party purchasers. In addition, we resolved 11 and 122 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received proceeds of $0.1 million (net of $(2.8) million of post-closing price adjustments related to prior sales) and $463.8 million, respectively, and recorded $(2.7) million and $73.1 million of net realized (loss) gain on sales of mortgage loans, respectively.

During the three and nine months ended September 30, 2016, we sold 1 and 1,974 mortgage loans, respectively, to third party purchasers. In addition, we resolved 109 and 400 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received gross proceeds of $29.3 million and $506.9 million, respectively, and recorded $9.4 million and $80.5 million, respectively, of net realized gains on mortgage loans.

As of September 30, 2017, we had sold the substantial majority of our mortgage loan portfolio and had 431 remaining mortgage loans. We anticipate additional sales of our remaining mortgage loans, and we anticipate that the proceeds generated from any such transactions would be utilized, in part, to continue to facilitate our strategy to grow our SFR portfolio through the purchase of additional SFR properties.

Transfers of mortgage loans to real estate owned

During the three months ended September 30, 2017, we transferred 13 mortgage loans to REO, which were offset by 13 reversions of REO properties to mortgage loans, at an aggregate fair value based on broker price opinions (“BPOs”) of $1.5 million. During the nine months ended September 30, 2017, we transferred an aggregate of 261 mortgage loans to REO at an aggregate fair value based on BPOs of $42.3 million. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $0.8 million and $15.2 million in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value for the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2016, we transferred an aggregate of 246 and 914 mortgage loans, respectively, to REO at an aggregate fair value based on BPOs of $48.6 million and $168.4 million, respectively. In connection with these transfers to REO, we recorded $10.7 million and $34.8 million, respectively, in change in unrealized gains on mortgage loans.

3. Real Estate Assets, Net

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the quarter ended September 30, 2017, our condensed consolidated statement of operations reflects an estimated total net loss of $3.1 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $2.9 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections are completed and insurance claims are confirmed. In addition, we experienced a nominal amount of lost revenue during the third quarter of 2017 related to lost rents at certain affected properties, the majority of which we expect to be recovered from the proceeds of our business interruption insurance.

Real estate held for use

As of September 30, 2017, we had 10,404 single-family residential properties held for use. Of these properties, 8,998 had been leased, 448 were listed and ready for rent and 565 were in varying stages of renovation and unit turn status. With respect to the remaining 393 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

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

During the three and nine months ended September 30, 2017, we recognized $0.2 million and $3.0 million, respectively, of impairment on real estate held for use, all of which related to our properties under evaluation for rental strategy.

During the three and nine months ended September 30, 2016, we recognized $1.2 million and $6.2 million, respectively, of impairment on real estate held for use, which primarily related to our properties under evaluation for rental strategy.

Real estate held for sale

As of September 30, 2017 and December 31, 2016, our real estate held for sale included 546 and 594 REO properties, respectively, having an aggregate carrying value of $124.4 million and $133.3 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value less costs to sell. In the event that the estimated fair value of impaired properties held for sale subsequently improves, we are able to recover impairments to the extent previously recognized. We generally estimate the fair value of our real estate held for sale by using BPOs.

During the three and nine months ended September 30, 2017, we recognized $2.1 million and $8.7 million, respectively, of net impairment on our real estate held for sale.

During the three and nine months ended September 30, 2016, we recognized $7.2 million and $23.0 million, respectively, of net impairment on our real estate held for sale.

4. Mortgage Loans

As of September 30, 2017, all of our remaining mortgage loans were held for sale. We determined to dispose of these mortgage loans because we do not expect the collateral underlying the loans to be rental candidates.

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2017 and December 31, 2016 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
September 30, 2017
Current	179	$28,964	$37,127	$44,523
30	37	5,364	7,102	9,923
60	4	372	812	708
90	122	15,557	31,900	31,238
Foreclosure	89	17,064	25,649	27,898
Mortgage loans at fair value	431	$67,321	$102,590	$114,290

December 31, 2016
Current	730	$134,550	$160,325	$199,313
30	76	8,980	13,747	15,905
60	38	4,730	6,987	8,199
90	417	49,960	84,996	95,202
Foreclosure	2,213	370,260	557,266	581,221
Mortgage loans at fair value	3,474	$568,480	$823,321	$899,840

Re-performing residential mortgage loans

For the three and nine months ended September 30, 2017 and 2016, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield for our re-performing residential mortgage loans. For the three and nine months ended September 30, 2017, we accreted no interest income with respect to our re-performing loans. For the three and nine months ended September 30, 2016, we accreted $35 thousand and $107 thousand, respectively, into interest income with respect to our re-performing loans. At September 30, 2017 and December 31, 2016, our re-performing loans had a UPB of $2.1 million and $5.7 million, respectively, and a carrying value of $1.2 million and $3.7 million, respectively.

The following table presents changes in the balance of the accretable yield for the periods indicated:

Accretable Yield	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Balance at the beginning of the period	$1,757	$2,146
Payments and other reductions, net	(876)	—
Accretion	—	(107)
Balance at the end of the period	$881	$2,039

5. Fair Value of Financial Instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2017
Recurring basis (assets)
Mortgage loans at fair value	$67,321	$—	$—	$67,321
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,100,106	—	1,105,473	—

December 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$568,480	$—	$—	$568,480
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,220,972	—	1,226,972	—
Other secured borrowings	144,099	—	144,971	—

We have not transferred any assets from one level to another level during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value are estimated based on (i) our asset manager's proprietary discounted cash flow pricing model or (ii) market information, including an offer to purchase the loans from a third party. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings was estimated using observable market data.

The following table sets forth the changes in our level 3 assets that are measured at fair value on a recurring basis ($ in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Mortgage loans at fair value
Beginning balance	$67,738	$711,503	568,480	$1,277,870
Change in unrealized gain on mortgage loans	2,185	(8,105)	(64,644)	(39,539)
Net realized gain on sales of mortgage loans	126	9,447	73,077	80,506
Mortgage loan dispositions, resolutions and payments	(1,355)	(33,108)	(469,328)	(523,457)
Real estate tax advances to borrowers	261	1,161	3,513	6,255
Selling costs on loans held for sale	(406)	—	(1,457)	(1,005)
Accretion of interest on re-performing mortgage loans	—	35	—	107
Transfer of mortgage loans to real estate owned, net	(1,228)	(48,591)	(42,320)	(168,395)
Ending balance	$67,321	$632,342	$67,321	$632,342

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$2,237	$341	$(308)	$2,581

The significant unobservable inputs used in the fair value measurement of our mortgage loans at fair value were discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation would have resulted in a significant change to the fair value measurement. A decline in the discount rate in isolation would have increased the fair value. A decrease in the home pricing index in isolation would have decreased the fair value. Individual loan characteristics such as location and value of underlying collateral affected the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would have decreased the fair value. A decrease in the value of underlying properties in isolation would have decreased the fair value. As of September 30, 2017, our remaining mortgage loans were held for sale, and the fair value is primarily based on active bids for the portfolio and pricing expected to be received in a sale.

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

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2017, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.45%, excluding amortization of deferred debt issuance costs.

At September 30, 2017, we were party to one repurchase agreement and five loan agreements. Below is a description of each agreement outstanding during the nine months ended September 30, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS Repurchase Agreement decreased incrementally on each of January 31, 2017, February 28, 2017, June 30, 2017 and September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At September 30, 2017, the CS Repurchase Agreement had an aggregate maximum borrowing capacity of $350.0 million, and we had an aggregate of $243.2 million outstanding thereunder. We are currently in renewal discussions with CS and expect to renew this facility for one year on similar terms.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate maximum borrowing capacity of $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements), removed the exit fee requirement upon early repayment and extended the maturity date to April 5, 2018. As of September 30, 2017, we had an aggregate of $105.3 million outstanding under the Nomura Loan Agreement.

•
In connection with the seller financing related to the HOME SFR Transaction, we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

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

As of September 30, 2017, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.4 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2017, an aggregate of $1.1 billion was outstanding under these repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2017 and December 31, 2016 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
September 30, 2017
CS Repurchase Agreement due November 17, 2017	$350,000	$372,667	$243,243	$106,757
Nomura Loan Agreement due April 5, 2018	250,000	173,515	105,289	144,711
MSR Loan Agreement due November 9, 2018	489,259	625,985	489,259	—
HOME II Loan Agreement due October 9, 2019	79,879	104,073	79,879	—
Term Loan Agreement due April 6, 2022	100,000	115,364	100,000	—
HOME III Loan Agreement due October 9, 2019	87,803	115,490	87,803	—
Less: deferred debt issuance costs	—	—	(5,367)	—
	$1,356,941	$1,507,094	$1,100,106	$251,468

December 31, 2016
CS Repurchase Agreement due November 17, 2017	$600,000	$902,339	$582,659	$17,341
Nomura Loan Agreement due April 6, 2017	250,000	238,142	155,054	94,946
MSR Loan Agreement due November 9, 2018	489,259	638,799	489,259	—
Less: deferred debt issuance costs	—	—	(6,000)	—
	$1,339,259	$1,779,280	$1,220,972	$112,287

Our business model relies to a significant degree on both our short-term financing and longer duration asset backed financing arrangements, and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer-term facilities and (2) continue to liquidate non-rental REO properties and certain mortgage loans in the ordinary course, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and obtaining new financing and our ongoing relationships with lenders.

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
		$144,099

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of September 30, 2017:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. On April 21, 2017, the defendants filed their answer and affirmative defenses. Plaintiff filed an opposition to defendants’ motion for reconsideration on May 8, 2017. On May 30, 2017, the Court issued an order that the motion for reconsideration had been denied. Discovery has commenced and is ongoing.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with the acquisition of certain additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

Commitments and contingencies related to the HOME Flow Transaction

In connection with the HOME Flow Transaction, as of September 30, 2017, we had committed to purchase up to 1,992 additional stabilized rental properties from the Amherst sponsored entities in an additional closing that is expected to occur during the fourth quarter of 2017. Because the additional properties to be acquired had not yet been finalized prior to the date of this report, we are unable to predict the total aggregate purchase price for such closing under the HOME Flow Transaction.

Pursuant to the purchase and sale agreement underlying the HOME Flow Transaction (the “PSA”), the ultimate purchase price of the properties acquired or to be acquired is subject to potential adjustment based on a predetermined formula set forth in the PSA and certain amendments thereto, which is dependent upon the valuation of the acquired properties at a future date. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time.

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent RESI has an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before we are entitled to an incentive management fee. The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the single-family homes leased by us for the first time during the applicable quarter.

Because we have more than 4,500 Rental Properties, AAMC is entitled to receive a base management fee of 2.0% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceed our then-required return on invested capital threshold.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Base management fees (1)	$3,966	$4,208	$12,176	$12,838
Conversion fees (1)	163	450	1,201	1,396
Expense reimbursements (2)	300	196	706	553
______________

(1)	Included in management fees in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA was payable to AAMC during the three and nine months ended September 30, 2017 or 2016 because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of September 30, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 57.30% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

9. Share-Based Payments

2016 Equity Incentive Plan

Beginning in July 2016, our non-management directors each received annual grants of restricted stock units issued under the Altisource Residential Corporation 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60 thousand on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

The annual grant of restricted stock units was made to our non-management directors on May 26, 2017 with respect to the 2017 to 2018 service year in an aggregate number of 20,980 restricted stock units with a weighted average grant date fair value of $14.30 per share. On April 24, 2017, an aggregate of 2,747 restricted stock units with a weighted average grant date fair value of $14.13 per share were granted to two of our non-management directors who were appointed to the Board subsequent to the 2016 Annual Meeting of Stockholders. During the nine months ended September 30, 2016, an aggregate of 1,232 shares of restricted stock were granted to a director who joined the Board on March 1, 2016 with a weighted average grant date fair value of $9.30 per share, and a former director forfeited 625 shares of restricted stock with a weighted average grant date fair value of $18.25 per share due to his departure from the Board on March 1, 2016. In addition, an aggregate of 26,520 shares of restricted stock with a weighted average grant date fair value of $9.05 were granted to our non-management directors on July 11, 2016.

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

On August 8, 2017, an aggregate of 17,802 restricted stock units granted to certain employees of AAMC with an aggregate grant date fair value of $11.80 were canceled.

The restricted stock granted to AAMC employees will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The stock options granted to AAMC employees will vest in three equal annual installments on the first, second and third anniversary of the later of (i) the date of the option award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

We recorded $0.4 million and $2.8 million of share-based compensation expense for the three and nine months ended September 30, 2017, respectively. We recorded $0.4 million and $0.5 million of share-based compensation expense for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and 2016, we had $4.4 million and $3.8 million, respectively, of unrecognized share-based compensation cost remaining with an average remaining estimated term of 1.5 years and 1.8 years, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our condensed consolidated statements of operations because they are not related to our incentive compensation. As of September 30, 2017, options to purchase an aggregate of 118,664 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At each of September 30, 2017 and December 31, 2016, the interest rate cap had a nominal fair value. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statement of operations. For the nine months ended September 30, 2017, we recognized a nominal amount related to changes in the fair value of the interest rate cap.

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through September 30, 2017, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of September 30, 2017 and 2016, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for the three and nine months ended September 30, 2017 and 2016. Our subsidiaries and we remain subject to tax examination for the period from inception to December 31, 2016. The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions. On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’ 2014 tax year was closed without any changes.

12. Earnings Per Share

The following table sets forth the components of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Numerator
Net loss	$(42,916)	$(57,638)	$(147,980)	$(166,824)

Denominator
Weighted average common stock outstanding – basic	53,408,288	54,178,129	53,508,881	54,722,828
Weighted average common stock outstanding – diluted	53,408,288	54,178,129	53,508,881	54,722,828

Loss per basic common share	$(0.80)	$(1.06)	$(2.77)	$(3.05)
Loss per diluted common share	$(0.80)	$(1.06)	$(2.77)	$(3.05)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Denominator (in weighted-average shares)
Stock options	154,698	151,755	171,240	154,828
Restricted stock	136,190	35,671	167,320	15,545

We have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect was recognized for the nine months ended September 30, 2017 or 2016.

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

14. Subsequent Events

Management has evaluated the impact of all events subsequent to September 30, 2017 and through the issuance of these interim condensed consolidated financial statements. Except as discussed below, we have determined that there were no additional subsequent events requiring adjustment or disclosure in the financial statements.

Subsequent to September 30, 2017, we completed an auction process to sell a portfolio of 365 mortgage loans with an aggregate UPB of $85.2 million to an unrelated third party. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction during the fourth quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all.

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

In order to achieve this goal, we have focused on (i) identifying and acquiring large portfolios and smaller pools of high-yielding SFR properties; (ii) working with our property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental real estate owned (“REO”) properties that do not meet our targeted rental criteria, which generates cash that we may reinvest in acquiring additional SFR properties; and (iv) extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), which we rely on to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing disposition and management of our remaining REO properties and residential mortgage loans.

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

Management Overview

During the third quarter of 2017, we continued to focus on our strategic objectives of identifying and acquiring high-yielding SFR properties and disposing of certain mortgage loans and non-rental REO properties in order to further build our SFR property portfolio.

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings. During the third quarter and the beginning of the fourth quarter of 2017, we evaluated the acquisition of a portfolio of approximately 1,750 to 2,000 additional SFR properties from the Sellers in the Home Flow Transaction and anticipate that the final closing for that portfolio of properties will occur in the fourth quarter of 2017.

We also continued to make significant progress toward completing the disposition of our remaining mortgage loans by completing an auction process to sell a portfolio of 365 mortgage loans with an aggregate unpaid principal balance (“UPB”) of $85.2 million to an unrelated third party. The anticipated sale represents 83% of the UPB of the remaining mortgage loans in our portfolio. Subject to typical confirmatory due diligence and negotiation of a definitive purchase agreement, we expect to consummate this transaction during the fourth quarter of 2017. As is customary in these transactions, this confirmatory due diligence process may result in certain loans being removed from the sale or a repricing of certain loans; therefore, the final composition and proceeds of this portfolio sale are subject to adjustment depending on the final diligence results and further negotiation by the parties. No assurance can be given that this transaction will be completed on a timely basis or at all. The substantial majority of our mortgage loans were previously sold during the first six months of 2017, and we expect to have an insignificant number of mortgage loans remaining upon the completion of the anticipated sale.

In addition, we have continued to make significant progress on the sale of our non-rental REO properties with an additional 450 and 1,385 of such properties sold during the three and nine months ended September 30, 2017, respectively. We intend to continue to sell our remaining REO properties that do not meet our rental profile as soon as reasonably practicable based on market conditions.

These mortgage loan and non-rental REO property sales continue to allow us to recycle capital that we expect to utilize in the purchase of pools of stabilized rental homes at attractive yields, to repurchase common stock or for such other purposes as we may determine. We expect our continued divestiture of our remaining mortgage loans and non-rental REO properties will continue to have positive impacts on our results of operations.

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the quarter ended September 30, 2017, our condensed consolidated statement of operations reflects an estimated total net loss of $3.1 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $2.9 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections are completed and insurance claims are confirmed. In addition, we experienced a nominal amount of lost revenue during the third quarter of 2017 related to lost rents at certain affected properties, the majority of which we expect to be recovered from the proceeds of our business interruption insurance.

We are also in the process of negotiating a renewal and extension of the repurchase facility with Credit Suisse (“CS”) maturing on November 18, 2017 for an additional year. Although we cannot provide assurance that we will be successful in renewing and extending the facility with CS, we expect to renew and extend the CS repurchase facility on or prior to November 18, 2017.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at a best-in-class yield.

Portfolio Overview

Real Estate Assets

As of September 30, 2017, we had 10,404 single-family residential properties held for use. Of these properties, 8,998 had been leased, 448 were listed and ready for rent and 565 were in varying stages of renovation and unit turn status. With respect to the remaining 393 REO properties, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the number of real estate assets by status as of the dates indicated:

	September 30, 2017	December 31, 2016
Rental:
Leased	8,998	7,293
Listed and ready for rent	448	703
Renovation or unit turn	565	607
Total rental	10,011	8,603
Evaluating for rental strategy	393	1,336
Total real estate held for use	10,404	9,939
Held for sale	546	594
Total real estate assets	10,950	10,533

The following table sets forth a summary of our total real estate portfolio as of September 30, 2017 ($ in thousands):

State / District	Number of Properties	Carrying Value (1) (2)	Weighted Average Age in Years (3)
Alabama	130	$20,293	17.6
Arizona	29	5,992	27.3
Arkansas	10	1,185	28.0
California	167	57,938	41.6
Colorado	16	3,214	28.5
Connecticut	24	5,270	64.8
Delaware	17	2,480	40.2
Dist. of Columbia	6	863	75.8
Florida	1,224	178,512	28.1
Georgia	2,986	325,090	30.1
Hawaii	2	334	38.7
Idaho	2	265	26.9
Illinois	231	39,436	46.0
Indiana	584	76,551	20.2
Kansas	20	3,190	39.1
Kentucky	74	11,072	22.2
Louisiana	13	1,822	30.9
Maine	1	100	143.0
Maryland	218	40,104	35.7
Massachusetts	63	14,495	83.5
Michigan	24	3,906	39.2
Minnesota	97	16,789	66.5
Mississippi	220	31,562	17.4
Missouri	120	18,913	26.4
Nevada	14	2,066	28.9
New Hampshire	1	177	123.0
New Jersey	135	21,813	58.3
New Mexico	28	3,357	26.7
New York	49	9,512	69.5
North Carolina	648	88,369	19.1

Ohio	33	4,704	31.7
Oklahoma	312	46,793	25.5
Oregon	9	2,046	31.8
Pennsylvania	70	10,244	62.6
Rhode Island	37	5,099	79.1
South Carolina	69	8,949	20.5
Tennessee	1,279	183,492	20.5
Texas	1,869	272,194	25.9
Utah	18	2,934	45.5
Vermont	4	530	86.7
Virginia	36	9,513	30.1
Washington	40	7,744	51.5
West Virginia	1	153	16.0
Wisconsin	20	2,188	49.7
Total	10,950	1,541,253	29.4
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of properties acquired in the HOME Flow Transaction (described below) to date are included based upon the initial purchase price, which is subject to certain purchase price adjustment provisions as set forth in the purchase and sale agreement.

(3)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

Real Estate Acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from the Sellers in multiple closings (the “HOME Flow Transaction”). Through the third quarter of 2017, we have consummated two closings under the HOME Flow Transaction and anticipate that a final closing to acquire approximately 1,750 to 2,000 additional SFR properties will occur in the fourth quarter of 2017.

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

Following the above closings, as of September 30, 2017, we were committed to purchase up to 1,992 additional stabilized rental properties from the Sellers, 1,250 of which are subject to the Sellers' good faith efforts to offer such properties for sale.

During the three and nine months ended September 30, 2017, we acquired 10 and 27 residential properties, respectively, under our other acquisition programs for an aggregate purchase price of $0.9 million and and $2.7 million.

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

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

During the three and nine months ended September 30, 2016, we acquired 238 and 642 residential properties, respectively, under our other acquisition programs for an aggregate purchase price of $24.6 million and $64.7 million, respectively.

Real Estate Dispositions

During the three and nine months ended September 30, 2017, we sold 450 and 1,385 REO properties, respectively, and recorded $21.4 million and $62.1 million, respectively, of net realized gains on real estate.

During the three and nine months ended September 30, 2016, we sold 604 and 2,200 residential properties, respectively, and recorded $26.3 million and $94.8 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Nine months ended September 30, 2016	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Nine months ended September 30, 2017
Real Estate Assets
Beginning	6,516	6,895	6,588	6,516	10,533	11,073	11,391	10,533
Acquisitions	703	291	4,500	5,494	757	768	10	1,535
Dispositions	(686)	(910)	(604)	(2,200)	(413)	(522)	(450)	(1,385)
Mortgage loan conversions to REO, net (1)	360	308	246	914	195	66	—	261
Other additions (reductions)	2	4	1	7	1	6	(1)	6
Ending	6,895	6,588	10,731	10,731	11,073	11,391	10,950	10,950
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of September 30, 2017, we had 431 remaining mortgage loans with an aggregate UPB of approximately $102.6 million and an aggregate market value of underlying properties of approximately $114.3 million. During the nine months ended September 30, 2017, we completed the sale of 2,660 mortgage loans to third parties.

As of December 31, 2016, we had 3,474 mortgage loans with an aggregate UPB of approximately $823.3 million and an aggregate market value of underlying properties of $899.8 million.

Mortgage Loan Resolutions and Dispositions

During the three and nine months ended September 30, 2017, we sold 0 and 2,660 mortgage loans, respectively, to third party purchasers. In addition, we resolved 11 and 122 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received gross proceeds of $0.1 million (net of $(2.8) million of post-closing price adjustments related to prior sales) and $463.8 million, respectively, and recorded $(2.7) million and $73.1 million of net realized (loss) gain on sales of mortgage loans, respectively.

During the three and nine months ended September 30, 2016, we sold 1 and 1,974 mortgage loans, respectively, to third party purchasers. In addition, we resolved 109 and 400 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received gross proceeds of $29.3 million and $506.9 million, respectively, and recorded $9.4 million and $80.5 million, respectively, of net realized gains on mortgage loans.

As of September 30, 2017, we have sold the substantial majority of our non-performing and re-performing loans that were not expected to be rental candidates. We expect to continue to sell non-performing loans that do not meet our rental criteria. Due to the substantial proportion of our mortgage loans that have already been sold, although the number of remaining mortgage loans that may be sold will be substantially lower than it has been in prior periods.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Nine months ended September 30, 2016	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Nine months ended September 30, 2017
Mortgage Loans at Fair Value
Beginning	7,036	5,429	4,104	7,036	3,474	2,645	442	3,474
Resolutions	(169)	(122)	(109)	(400)	(78)	(33)	(11)	(122)
Dispositions	(1,078)	(895)	(1)	(1,974)	(556)	(2,104)	—	(2,660)
Mortgage loan conversions to REO, net(1)	(360)	(308)	(246)	(914)	(195)	(66)	—	(261)
Ending	5,429	4,104	3,748	3,748	2,645	442	431	431
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Metrics Affecting Our Results

Revenues

Our revenues primarily consist of the following:

i.
Rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. As we acquire more SFR properties and continue to divest non-rental REO properties, we expect a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be average occupancy levels and rental rates.

ii.
Net realized gain on sales of mortgage loans. We record net realized gains or losses, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. We generally expect to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset.

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

v.
Net realized gain on sales of real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As we acquire more SFR properties and continue to divest non-rental REO properties, we expect that a greater portion of our revenues will be rental revenues. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of single-family rental properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our occupancy rate is defined as leases in force in which the tenant is in place and occupying the property and leases in force in which the tenant is expected to move in shortly as a percentage of our SFR properties that are leased or available for lease. Our occupancy rate at September 30, 2017 was 95.3%. Our rental properties had an average annual rental rate of $14,636 per home for the 8,998 properties that were leased at September 30, 2017.

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

Disposition of Mortgage Loans

During 2015, we commenced efforts to sell certain non-performing loan portfolios to take advantage of attractive market pricing and evolving market conditions. As of September 30, 2017, we have sold the substantial majority of our mortgage loan portfolio and have only 431 mortgage loans remaining in our portfolio, of which 365 are included in the sale expected to close in the fourth quarter of 2017. Sales of mortgage loans that do not meet our rental property criteria have been a growth catalyst for our company, allowing us to recycle capital that we expect to continue to use to purchase rental properties that meet our return profile.

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

Portfolio Size

The size of our SFR portfolio will also impact operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher property management fees and, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2017 versus the three and nine months ended September 30, 2016. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016

Rental revenues

Rental revenues increased to $33.0 million and $88.7 million for the three and nine months ended September 30, 2017, respectively, compared to $9.6 million and $24.2 million for the three and nine months ended September 30, 2016, respectively. The number of leased properties increased to 8,998 at September 30, 2017 from 3,143 at September 30, 2016 (excluding the 4,262 SFR properties acquired at the end of the third quarter of 2016 in the HOME SFR Transaction as we recognized nominal rental revenues related to these properties during the third quarter of 2016). We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(28.1) million and $(157.8) million for the three and nine months ended September 30, 2017, respectively, compared to $(41.2) million and $(155.3) million for the three and nine months ended September 30, 2016. This was primarily due to the reclassification of net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions. The change in unrealized gains for the three and nine months ended September 30, 2017 and 2016 can be categorized into the following three components:

•
First, we recognized an aggregate of $0.8 million and $15.2 million in unrealized gains upon conversion of mortgage loans to REO for the three and nine months ended September 30, 2017, respectively, compared to $10.7 million and $34.8 million for the three and nine months ended September 30, 2016, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three months ended September 30, 2017, we converted 13 mortgage loans to REO status, which were offset by 13 reversions of REO properties to mortgage loan status. During the nine months ended September 30, 2017, we converted a net of 261 mortgage loans to REO status. During the three and nine months ended September 30, 2016, we converted a net of 246 and 914 mortgage loans to REO status, respectively;

•
Second, we recognized an aggregate change in unrealized gains of $3.5 million and $2.2 million from the net change in the fair value of loans for the three and nine months ended September 30, 2017, respectively, compared to an aggregate change in unrealized gains of $(12.9) million and $9.8 million from the net change in the fair value of loans during the three and nine months ended September 30, 2016, respectively. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the three and nine months ended September 30, 2017, the fair value of our mortgage loans was impacted primarily by our disposition of the substantial majority of our mortgage loans at fair value during the second quarter of 2017; and

•
Third, we reclassified an aggregate of $32.4 million and $175.3 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the three and nine months ended September 30, 2017, respectively. This compares to an aggregate of $39.0 million and $199.9 million reclassified from unrealized gains on mortgage loans to realized gains for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, we had sold or resolved the substantial majority of our mortgage loan portfolio and had 431 mortgage loans remaining in or portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience realized or unrealized losses on our mortgage loans in future periods.

Net realized (loss) gain on sales of mortgage loans

Net realized loss on sales of mortgage loans was $(2.7) million for the three months ended September 30, 2017 compared to a net realized gain on sales of mortgage loans of $9.4 million for the three months ended September 30, 2016. The amount recognized during the third quarter of 2017 relates primarily to post-closing price adjustments on sales executed in the first six months of 2017. In addition, we also resolved 11 mortgage loans at fair value for the three months ended September 30, 2017 as compared to our resolution of 109 mortgage loans at fair value during the three months ended September 30, 2016, primarily from short sales, foreclosure sales and other liquidation events.

Net realized gain on sales of mortgage loans decreased to $73.1 million for the nine months ended September 30, 2017 from $80.5 million for the nine months ended September 30, 2016. This decrease is primarily driven by a decline in the average economics on mortgage loan resolutions and the number of mortgage loans resolved during 2017, which declined to 122 resolutions from 400 resolutions during the nine months ended September 30, 2017 and 2016, respectively, primarily from short sales, foreclosure sales and other liquidation events. This decline was partially offset by net realized gains on increased loans sales during 2017, which increased to 2,660 mortgage loans sold from 1,974 mortgage loans sold during the nine months ended September 30, 2017 and 2016, respectively.

Net realized gain on sales of real estate

Net realized gains on real estate decreased to $21.4 million for the three months ended September 30, 2017 from $26.3 million for the three months ended September 30, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 450 REO properties during the three months ended September 30, 2017 compared to 604 properties during the three months ended September 30, 2016.

Net realized gains on real estate decreased to $62.1 million for the nine months ended September 30, 2017 from $94.8 million for the nine months ended September 30, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 1,385 REO properties during the nine months ended September 30, 2017 compared to 2,200 properties during the nine months ended September 30, 2016.

As our portfolio of non-rental REO properties declines, we expect to recognize lower realized gains on real estate.

Residential property operating expenses

We incurred $17.5 million and $55.1 million for the three and nine months ended September 30, 2017, respectively, compared to $15.0 million and $51.2 million, for the three and nine months ended September 30, 2016, respectively. At September 30, 2017, we had 10,950 total properties, of which 8,998 were leased, compared to 6,469 total properties, of which 3,143 were leased, at September 30, 2016 (excluding the 4,262 SFR properties acquired at the end of the third quarter of 2016 in the HOME SFR Transaction as we recognized nominal residential property operating expenses related to these properties during the third quarter of 2016). Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties and/or convert more mortgage loans to REO. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $15.3 million and $45.3 million of real estate depreciation and amortization for the three and nine months ended September 30, 2017, respectively, compared to $5.1 million and $12.8 million for the three and nine months ended September 30, 2016, respectively, due primarily to growth in our rental portfolio. Our residential rental portfolio increased to 10,011 properties at September 30, 2017 from 4,279 properties at September 30, 2016 (excluding the 4,262 SFR properties acquired at the end of the third quarter of 2016 in the HOME SFR Transaction as we recognized nominal real estate depreciation and amortization related to these properties during the third quarter of 2016). We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $1.7 million and $8.3 million of lease-in-place intangible asset amortization for the three and nine months ended September 30, 2017, respectively, compared to $0.4 million and $1.3 million for the three and nine months ended September 30, 2016, respectively.

Acquisition fees and costs

We incurred $0.3 million and $0.7 million of acquisition fees and costs for the three and nine months ended September 30, 2017, respectively, compared to $5.2 million and $8.3 million for the three and nine months ended September 30, 2016, respectively. This decrease is primarily due to the capitalization of acquisition costs during 2017 upon our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, which we expect will result in the majority of our SFR property acquisitions being excluded from the definition of a business and, therefore, our capitalization of costs to acquire such properties.

Selling costs and impairment

Real estate selling costs of REO held for sale were $5.3 million and $17.5 million for the three and nine months ended September 30, 2017, respectively, compared to $3.2 million and $19.8 million for the three and nine months ended September 30, 2016, respectively. As our portfolio of non-rental REO properties declines, we expect to recognize lower selling costs upon transfer of REO properties to held for sale.

We recognized $(0.2) million and $1.5 million of mortgage loan selling costs for the three and nine months ended September 30, 2017. We recognized $1.0 million of mortgage loan selling costs during the nine months ended September 30, 2016. With the sale of the substantial majority of our remaining mortgage loans during the first six months of 2017, we anticipate our mortgage loan selling costs to decline in future periods.

We recognized $2.3 million and $11.7 million of REO valuation impairment for the three and nine months ended September 30, 2017, respectively, compared to $8.4 million and $29.2 million and for the three and nine months ended September 30, 2016, respectively. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized.

Mortgage loan servicing costs

We incurred $0.8 million and $9.7 million of mortgage loan servicing costs, primarily for advances of residential property insurance, foreclosure fees and servicing fees for the three and nine months ended September 30, 2017, respectively, compared to $7.8 million and $28.0 million for the three and nine months ended September 30, 2016, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of our mortgage loans without replenishing our loan portfolio in other loan acquisitions. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Therefore, our loan servicing costs may fluctuate based on the size of our mortgage loan portfolio.

Interest expense

Interest expense relates to borrowings under our repurchase and loan agreements and our other secured borrowings (including amortization of deferred debt issuance costs). Interest expense increased to $14.2 million for the three months ended September 30, 2017 from $10.2 million for the three months ended September 30, 2016. The increase was driven by increased average outstanding debt balances during 2017 and increases in the variable component of our contractual interest rates.

Interest expense increased to $45.0 million for the nine months ended September 30, 2017 from $37.1 million for the nine months ended September 30, 2016. This increase was driven primarily by increased average outstanding debt balances during 2017 and by increases in the variable component of our contractual interest rates.

Certain of the interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire, including in connection with each of the anticipated closings under the HOME Flow Transaction.

Share-based compensation

Share-based compensation expense was $0.4 million and $2.8 million for the three and nine months ended September 30, 2017 compared to $0.4 million and $0.5 million for the three and nine months ended September 30, 2016. The increase in share-based compensation expense is due to awards being granted to employees of AAMC in August 2016 and May 2017, in each case pursuant to the Altisource Residential Corporation 2016 Equity Incentive Compensation Plan (the “2016 Equity Incentive Plan”). Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors. The share-based compensation expense related to grants to employees of AAMC will be fluctuate with changes in the price of our stock because we mark-to-market the fair value of the RSU and option awards since the recipients are not employees of the Company.

General and administrative expenses

General and administrative expenses increased to $3.5 million from $2.1 million for the three months ended September 30, 2017 and 2016, respectively, primarily due to increased legal and professional costs related to increased activity in ongoing litigation and general corporate activities.

General and administrative expenses were $8.7 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $4.0 million and $12.2 million during the three and nine months ended September 30, 2017, respectively, compared to $4.2 million and $12.8 million during the three and nine months ended September 30, 2016, respectively. The decrease in base management fees is primarily driven by declines in our average invested capital, partially offset by increases in the base management fee percentage under the AMA related to the increase in our portfolio.

We incurred conversion fees to AAMC of $0.2 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, compared to $0.5 million and $1.4 million during the three and nine months ended September 30, 2016, respectively. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Because we have more than 4,500 rented properties, AAMC is entitled to receive a base management fee of 2% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceed our then-required return on invested capital threshold.

Losses resulting from natural disasters

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the quarter ended September 30, 2017, our condensed consolidated statement of operations reflects an estimated total net loss of $3.1 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $2.9 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections are completed and insurance claims are confirmed. In addition, we experienced a nominal amount of lost revenue during the third quarter of 2017 related to lost rents at certain affected properties, the majority of which we expect to be recovered from the proceeds of our business interruption insurance.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $169.9 million compared to $106.3 million as of December 31, 2016. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Repurchase and Loan Agreements

At September 30, 2017, we were party to one repurchase agreement and five loan agreements. Below is a description of each agreement outstanding during the nine months ended September 30, 2017:

Repurchase Agreement

•
CS is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the aggregate maximum borrowing capacity to $600.0 million as of December 31, 2016 with a maturity date of November 17, 2017. Pursuant to the amended and restated repurchase agreement with CS dated November 18, 2016, the aggregate maximum borrowing capacity of the CS Repurchase Agreement decreased incrementally on each of January 31, 2017, February 28, 2017, June 30, 2017 and September 30, 2017 to an aggregate of $350.0 million as of September 30, 2017. At September 30, 2017, the CS Repurchase

Agreement had an aggregate maximum borrowing capacity of $350.0 million, and we had an aggregate of $243.2 million outstanding thereunder. We are currently in renewal discussions with CS and expect to renew this facility for one year on similar terms.

Loan Agreements

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million on December 31, 2016. On April 6, 2017, we entered into an amended and restated loan and security agreement with Nomura that retained our aggregate borrowing capacity of $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements), removed the exit fee requirement upon early repayment and extended the maturity date to April 5, 2018. As of September 30, 2017, we had an aggregate of $105.3 million outstanding under the Nomura Loan Agreement.

•
In connection with the seller financing related to the HOME SFR Transaction, we entered into a loan agreement (the “MSR Loan Agreement”) between HOME SFR Borrower, LLC (“HOME Borrower”), our indirect wholly owned subsidiary, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

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

The maximum aggregate funding available to us under the repurchase and loan agreements described above as of September 30, 2017 was $1.4 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of September 30, 2017, an aggregate of $1.1 billion was outstanding under these repurchase and loan agreements.

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

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices) ranging from 55% to 85% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under these agreements are subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. As of September 30, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 10.6% of the carrying value of such assets. Under the CS Repurchase Agreement and the Nomura Loan Agreement, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2016 to September 30, 2017 is primarily due to reductions of our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans or the sale of pools of mortgage loans, partially offset by the consummation of the HOME II Loan Agreement and the HOME III Loan Agreement. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement decreased from 63.0% at December 31, 2016 to 62.0% at September 30, 2017, primarily due to the sale of assets with higher advance rates. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement and HOME III Loan Agreement is 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement is 72% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash. See Note 6 to our condensed consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended September 30, 2017, December 31, 2016 and September 30, 2016 ($ in thousands):

	Three months ended September 30, 2017	Three months ended December 31, 2016	Three months ended September 30, 2016
Balance at end of period	$1,105,473	$1,226,972	$1,189,253
Maximum month end balance outstanding during the period	1,126,988	1,233,187	1,189,253
Weighted average quarterly balance	1,123,650	1,208,219	737,049
Amount of available funding at end of period	251,468	112,287	650,006

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
		$144,099

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At September 30, 2017, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization, including $5.0 million in common stock repurchased during the nine months ended September 30, 2017. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of ASPS, entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection the acquisition of certain additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons. Should we be required to pay the liquidation fee, our liquidity would be materially and adversely impacted.

Commitments and contingencies related to the HOME Flow Transaction

In connection with the HOME Flow Transaction, as of September 30, 2017, we had committed to purchase up to 1,992 additional stabilized rental properties from the Sellers in an additional closing that is expected to occur during the fourth quarter of 2017. Of these 1,992 properties, 1,250 properties are subject to Sellers’ good faith efforts to offer such properties for sale. Because the additional properties to be acquired have not yet been finalized prior to the date of this report, we are unable to predict the total aggregate purchase price for such closing under the HOME Flow Transaction.

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

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net cash used in operating activities	$(46,607)	$(86,887)
Net cash provided by investing activities	597,276	503,255
Net cash used in financing activities	(467,760)	(473,364)
Total cash flows	$82,909	$(56,996)

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016 consisted primarily of net loss for the period and net realized gains on mortgage loans and real estate, partially offset by a net reclassification of unrealized gains on mortgage loans to realized gains, selling costs and impairments on real estate and mortgage loans and net changes in operating assets and liabilities.

Net cash provided by investing activities for the nine months ended September 30, 2017 and 2016 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations.

Net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), the repayment of the notes issued under ARLP 2015-1 securitization trust, payment of dividends and repurchases of common stock. Net cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of repayments of the notes issued by the two of our former securitization trusts, net repayments of repurchase and loan agreements, payment of dividends and repurchases of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

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

We currently borrow funds at variable rates using secured financings. At September 30, 2017, we had $516.2 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated fair market value of our aggregate variable rate borrowings was $1.0 billion. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, our annual interest expense would increase or decrease by $10.1 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party as of September 30, 2017:

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

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. Plaintiff file an opposition to defendants’ motion for reconsideration on May 8, 2017. On May 30, 2017, the Court issued an order that the motion for reconsideration had been denied. Subsequently, on April 21, 2017, the defendants filed their answer and affirmative defenses. Discovery has commenced and is ongoing.

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

Altisource Residential Corporation
Date:	November 7, 2017	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer