Form 10-K
period 2017-12-31
Front Yard Residential Corp
filed 2018-03-01
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Front Yard Residential Corporation
(Formerly Altisource Residential Corporation)
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

The aggregate market value of common stock held by non-affiliates of the registrant was $531.3 million, based on the closing share price as reported on the New York Stock Exchange on June 30, 2017 and the assumption that all directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 19, 2018, 53,447,950 shares of our common stock were outstanding.

Portions of the registrant's definitive proxy statement for the registrant's 2018 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
December 31, 2017

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Front Yard Residential Corporation (formerly Altisource Residential Corporation) and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” or to our “Manager” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “ASPS” refer to Altisource Portfolio Solutions S.A. and its consolidated subsidiaries, unless otherwise indicated. References in this report to “MSR” refer to Main Street Renewal, LLC unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets and properties to acquire;

•	our ability to sell non-rental real estate owned properties on favorable terms and on a timely basis or at all;

•	the impact of changes to the supply of, value of and the returns on single-family rental;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or non-rental real estate owned asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS or MSR to effectively perform their obligations under their respective agreements with us;

•	the failure of our mortgage loan servicers to effectively perform their servicing obligations;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

ii

Part I

Item 1. Business

Overview

Front Yard Residential (“we,” “our,” “us,” “Front Yard” or the “Company”) is an industry leader in providing quality, affordable rental homes to America’s families in a variety of suburban communities that have easy accessibility to metropolitan areas. Our tenants enjoy the space and comfort that is unique to single-family housing, at reasonable prices. Our mission is to provide our tenants with houses they are proud to call home.

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries (“FYRLP” or the “Operating Partnership”). We commenced operations in December 2012. We operate in a single segment focused on the acquisition and ownership of residential rental properties.

Effective February 20, 2018, we changed our name from Altisource Residential Corporation to Front Yard Residential Corporation.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). We do not have any employees, and, as a result, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of single-family rental (“SFR”) properties and the management of our remaining residential mortgage loans and real estate owned (“REO”) properties. We have been operating under the current asset management agreement (the “AMA”) with AAMC since April 1, 2015.

We have also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions, SA (“ASPS”) and Main Street Renewal, LLC (“MSR”, together with ASPS, our “Property Managers”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR properties. ASPS also provides similar property management, property preservation, maintenance and repair services in respect of our remaining non-rental REO portfolio. We believe that our relationships with our Property Managers and our access to their renovation and property management vendor and internal networks enable us to competitively acquire and operate large portfolios of SFR properties or individual SFR properties on a targeted basis.

We also have servicing agreements with two mortgage loan servicers with respect to the servicing of our mortgage loans held throughout the year and those remaining mortgage loans in our portfolio.

Since we commenced operations in 2012, we have financed our business through a combination of equity offerings, term loans, repurchase agreements, warehouse lines, seller financing arrangements and securitizations.

Our Business Strategy

We are committed to being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for our investors. We believe that our business model provides us with a competitive advantage and that our operating capabilities are difficult to replicate. Our portfolio of SFR properties has grown substantially in recent years, and we continue to manage our rental homes efficiently, effectively and in line with our key operating metric targets.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market to acquire rental properties, which in our view offer desirable yield opportunities. In the current market, we believe tighter credit availability for lower-income buyers and the relative scarcity of institutional buyers and operators should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for quality, affordable homes, our lower home acquisition costs and our careful evaluation of capital expenditure requirements prior to acquisition will offer attractive yield opportunities. We view this as a significant differentiator for us.

We expect to hold SFR property assets over the long term with a focus on developing our brand. We also believe that the forecasted growth for the SFR marketplace, in combination with our ability to acquire and effectively manage assets with attractive yields in strategic markets, provides us with a significant opportunity to establish ourselves as a leading SFR equity REIT.

From an operational standpoint, our Property Managers both employ established, nationwide renovation and property management infrastructures that provide us with geographic reach and a low cost scalable property management structure that has allowed us to grow in a cost-efficient manner.

Acquisition Strategy

Through our judicious use of cash, our strong financing relationships and the sale of mortgage loans and REO properties, we have capitalized on opportunities to buy large portfolios and smaller pools of stabilized rental homes and individual residential properties at attractive yields. We continue to have significant liquidity and anticipate executing upon similar acquisition opportunities as they become available. We also believe that our focus on affordable housing provides us with a potential advantage, as we are focused on homes where we expect lower tenant turnover.

We have been successful in our pursuit of this strategy to date, having increased our SFR portfolio to approximately 12,000 homes as of December 31, 2017. We expect to continue to opportunistically source, bid on and acquire additional SFR properties that meet our targeted metrics over the course of 2018.

Access to Established Nationwide Property Management Infrastructures

Pursuant to our property management agreements with ASPS and MSR, our Property Managers provide us with, among other services, property management, leasing, renovation management and valuation services. Our arrangements with each of our Property Managers are scalable and allow us to operate and manage our SFR properties with cost and operational efficiency.

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

Information with respect to each of our Property Managers is provided below:

ASPS

ASPS has developed a nationwide operating infrastructure enabled by technology and standardized, centrally managed processes. It also has a global back office organization that evaluates property management and renovation vendors, solicits the appropriate vendors to perform requested work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria, provides technology to review and assess properties, verifies that the vendor’s work is complete and pays the vendor.

In addition to the SFR property management services provided to us, as of December 31, 2017, ASPS managed more than 23,000 vacant pre-foreclosure and REO assets in all 50 states, and these types of properties are typically far more intensive to manage than tenant-occupied rentals. ASPS has the capacity to conduct more than 173,000 inspections and 92,000 repair and maintenance orders on a monthly basis and has more than 8,300 centrally managed vendors operating nationwide. ASPS also leverages sophisticated systems and strong vendor oversight to mitigate risks for its clients, stringent enough to satisfy the requirements of three top-10 bank clients and four of the largest non-bank mortgage servicers in the United States. ASPS's brokerage is the seventh largest real estate brokerage in the United States, operating in 50 states and managing over 23,000 transactions annually.

MSR

MSR is a vertically integrated property manager of SFR properties, purpose built to provide end-to-end acquisition, development and management services. MSR’s centralized platform consists of teams dedicated to acquisitions, renovation, marketing and leasing, property management and other support functions. In addition, MSR’s technology partnerships provide it with proprietary technology solutions that support field efficiency and performance. Our relationship with MSR offers important diversification for our cost-effective external property management structure.

We believe MSR's cost-effective property management infrastructure and technology-driven market analyses will result in increased long-term value for our stockholders.

In addition, MSR has a proprietary acquisition platform that is capable of simultaneously deploying capital across multiple acquisition channels and in multiple markets. The acquisition team reviews a number of factors, such as the local housing market, population growth, market economics and yield considerations. MSR has a portfolio of 11,000 properties in 25 of our current and target markets. We continue to explore additional opportunities to leverage MSR's property acquisition abilities to further grow our SFR portfolio.

Real Estate Portfolio Overview

Acquisitions

We seek to acquire SFR properties with attractive return profiles. The REO properties that were acquired through our mortgage loan resolution activities and that do not meet our rental criteria are liquidated to generate cash for reinvestment in other acquisitions, repurchases of common stock, dividend distributions or such other purposes as we may determine.

Our current SFR portfolio was acquired through direct purchases of SFR properties or REO or through the resolution of our non-performing mortgage loans as set forth below and includes the following acquisition activity for the years ended December 31, 2017, 2016 and 2015:

•
On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities sponsored by Amherst Holdings, LLC (“Amherst”), pursuant to which we acquired 3,465 SFR properties in three separate closings during 2017 for an aggregate purchase price of $528.7 million.

•
On September 30, 2016, we completed the acquisition of 4,262 SFR properties (the “HOME SFR Transaction”) from two investment funds sponsored by Amherst for an aggregate purchase price of $652.3 million.

•	On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from a third party seller for an aggregate purchase price of approximately $64.8 million.

•	On August 18, 2015, we completed the acquisition of 1,314 SFR properties in the Atlanta, Georgia market from a third party seller for an aggregate purchase price of approximately $111.4 million.

•	In addition, for the years ended December 31, 2017, 2016 and 2015, we acquired 27, 714 and 98 rental properties, respectively, on an individual basis.

Dispositions

During the years ended December 31, 2017, 2016 and 2015, we sold 1,710, 2,668 and 1,321 REO properties, respectively, that did not meet our rental investment criteria. We have utilized a significant portion of the net proceeds from these sales to acquire additional SFR properties for our rental portfolio.

Real Estate Portfolio Summary

The following table presents the status of our real estate assets as of the dates indicated:

	December 31, 2017	December 31, 2016	December 31, 2015
Rental:
Leased	10,850	7,293	2,118
Listed and ready for rent	591	703	264
Renovation or unit turn	534	607	350
Total rental	11,975	8,603	2,732
Evaluating for rental strategy	266	1,336	2,201
Total real estate held for use	12,241	9,939	4,933
Held for sale	333	594	1,583
Total real estate assets	12,574	10,533	6,516

As of December 31, 2017, we had 12,574 properties, consisting of 12,241 properties held for use and 333 held for sale. Of the 12,241 properties held for use, 10,850 properties had been leased, 591 were listed and ready for rent and 534 were in varying stages of renovation and unit turn status. With respect to the remaining 266 REO properties held for use, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations, which require us to await the expiration of a redemption period before a foreclosure can be finalized. The costs of holding our REO properties during these redemption periods was considered in our pricing, which generally reduced the price we paid for the mortgage loans. Once the redemption period expires, we immediately proceed to record the new deed, take possession of the property, activate utilities, and start the inspection process in order to make a final determination on whether to rent or liquidate the property. If an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications to match our branding. If it is determined that the REO property will not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2016, we had 10,533 properties, consisting of 9,939 properties held for use and 594 properties held for sale. Of the 9,939 properties held for use, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties at December 31, 2016, we were in the process of determining whether these properties would meet our rental profile.

The table below provides a summary of our real estate assets (including SFR and REO properties and properties held for sale) and the carrying value by state as of December 31, 2017 ($ in thousands):

Property Location	Property Count	Carrying Value (1)	Weighted Average Age in Years (2)
Alabama	375	$54,984	24.7
Arizona	54	12,101	38.1
Arkansas	9	1,094	26.8
California	154	45,365	40.6
Colorado	16	3,180	29.5
Connecticut	17	4,196	64.4
Delaware	10	1,199	29.6
Dist. of Columbia	4	530	77.5
Florida	1,344	198,155	29.6
Georgia	3,123	344,183	30.9
Hawaii	1	190	12.0
Illinois	205	32,572	44.5
Indiana	680	88,985	21.7
Kansas	22	3,478	40.3
Kentucky	138	19,649	26.9
Louisiana	8	1,232	31.9
Maryland	180	31,844	35.3
Massachusetts	44	10,522	91.2
Michigan	22	3,492	41.3
Minnesota	93	16,234	66.8
Mississippi	272	40,341	17.7
Missouri	406	61,524	33.3
Nevada	11	1,641	29.2
New Hampshire	1	156	123.0
New Jersey	91	15,202	57.4
New Mexico	20	2,343	30.0

New York	39	7,692	64.9
North Carolina	885	122,284	22.3
Ohio	267	41,882	37.2
Oklahoma	311	46,290	26.0
Oregon	4	571	43.7
Pennsylvania	56	8,421	62.2
Rhode Island	30	4,043	81.0
South Carolina	67	8,453	21.4
Tennessee	1,481	214,444	21.5
Texas	2,036	301,790	26.7
Utah	17	2,603	49.1
Vermont	4	487	78.6
Virginia	35	9,227	31.2
Washington	26	5,059	46.8
Wisconsin	16	1,633	50.3
Total real estate assets	12,574	$1,769,271	29.6
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

As of December 31, 2017, our highest concentrations of real estate were in four states, Florida, Georgia, Tennessee and Texas, which accounted for 7,984 properties (63.5% of our real estate assets) with an aggregate carrying value of $1.1 billion (59.8% of the carrying value of our real estate assets), with the remainder dispersed among 36 other states and the District of Columbia.

Our Strengths

We are committed to a business strategy that will enable us to continue to grow and maintain a substantial SFR portfolio and to become one of the largest nationwide SFR REITs. Our goal is to enhance long-term stockholder value through the execution of our business plan with a focus on our competitive strengths. Our strong competitive position is based on the following factors:

•
Acquisition Strategy Enables us to Build a Portfolio that we Expect will Provide Attractive Yields to Stockholders. Through AAMC’s personnel and technical expertise, we have developed a disciplined market and asset selection approach and a valuation model that uses proprietary and market data to evaluate and project the performance of SFR assets. This valuation model has been built with multiple broad economic inputs as well as individual property-level inputs to determine which properties will produce attractive yields and how much to pay for these properties to best achieve optimal results. These internally-developed tools help us to evaluate the most attractive SFR portfolios for sale. We also leverage our Property Managers' property inspection, management and rental infrastructure and related data flows to identify and acquire attractive assets in the geographical locations into which we desire to grow. We intend to continue to build upon this infrastructure and employ regional teams that will focus on specified geographical areas and use their developed regional experience to continually refine our acquisition strategy and to achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believe that our focus on affordable housing provides us with a potential advantage, as we are focused on homes where we expect lower tenant turnover.

•
Relationships with our Property Managers and their Nationwide Property Management Infrastructures. With the support of our Property Managers' nationwide vendor networks, we believe that we are well positioned to operate SFR properties across the United States at an attractive cost structure. Our Property Managers' infrastructures provide us with cost-efficient, scalable platforms as we continue to grow our SFR portfolio.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team and the personnel from AAMC is one of our key strengths. Our team has a broad and deep knowledge of the real estate and mortgage markets with decades of experience in real estate, mortgage trading, housing, financial services and asset management. Their experience in the real estate industry brings a wealth of understanding of the markets in which we operate and can help us build our portfolio in a manner that brings attractive potential returns to stockholders. Management and its supporting teams have expertise and extensive contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, we have been able to strategically sell non-performing and re-performing loans to sustain a strong dividend while also using the liquidity generated from these sales to increase our SFR portfolio by approximately 39% in 2017. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new SFR assets will help us to appropriately value the portfolios at the time of purchase and operate them profitably as we continue to grow.

Other Services Provided by ASPS

In addition to the ASPS property management services agreement described above, we have a support services agreement with ASPS, pursuant to which ASPS may provide services to us in areas such as human resources, vendor management operations, corporate services, risk management, quality assurance, consumer psychology, treasury, finance and accounting, legal, tax and compliance.

Our Investment Process

Our Manager continues to hire key personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, AAMC's capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. This expertise has enabled us to purchase a total of 10,470 SFR properties, the majority of which were stabilized rentals at acquisition, in our targeted markets since the third quarter of 2015.

Our Financing Strategy

We intend to continue to finance our real estate investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the AMA. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. Our Board has appointed an Investment Committee consisting of our Chairman, our Chief Executive Officer and our Chief Financial Officer. The Investment Committee's role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell real estate assets, non-performing or sub-performing residential mortgage loans and residential mortgage-backed securities. We are also authorized to offer leases on acquired SFR properties. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

The objective of the investment policy is to oversee our efforts to achieve a return on assets consistent with our business objective and to maintain adequate liquidity to meet financial covenants and regular cash requirements.

The Investment Committee is authorized to approve the financing of our investment positions through bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements, among others, provided such agreements are negotiated with counterparties approved by the Investment Committee. We are also permitted to hedge our interest rate exposure on our financing activities through the use of interest rate swaps or caps, forwards, futures and options, subject to prior approval from the Investment Committee.

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

Our Manager and the Asset Management Agreement

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Under the AMA, AAMC is responsible for, among other duties: (1) performing and administering all of our day-to-day operations; (2) defining investment criteria in our investment policy in cooperation with our Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) analyzing and executing sales of REO properties and residential mortgage loans; (5) overseeing our Property Managers’ renovation, leasing and property management of our SFR properties; (6) overseeing the servicing of our remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and support personnel who have substantial experience in the acquisition and management of residential properties and residential mortgage loans. AAMC’s management also has significant corporate governance experience that enables it to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our Board of Directors to any business or entity competing against us in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets, (b) the carrying on of an SFR business or (c) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

On March 31, 2015, we entered into the current AMA with AAMC. The AMA, which became effective on April 1, 2015, provides for the following management fee structure that replaces the fee structure:

•
Base Management Fee. AAMC is entitled to a quarterly base management fee equal to 1.5% of the product of (i) our average invested capital (as defined in the AMA) for the quarter multiplied by (ii) 0.25 while we have fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increases to 1.75% of average invested capital while we have between 2,500 and 4,499 Rental Properties and increases to 2.0% of average invested capital while we have 4,500 or more Rental Properties;

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

We have the flexibility to pay up to 25% of any incentive management fee payment to AAMC in shares of our common stock.

Under the AMA, we reimburse AAMC for the compensation and benefits of the General Counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf.

Under the AMA, AAMC continues to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital during the initial term of at least 7.0%.

Neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) by us in connection with certain change of control events.

If the AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Manager’s Management of the Operating Partnership

General

Substantially all of our assets are and will be held by, and substantially all of our operations are and will be conducted through, the Operating Partnership, either directly or through its subsidiaries or Delaware statutory trusts for its benefit. Front Yard Residential GP, LLC is the sole general partner of the Operating Partnership (the “General Partner”). We own 100% of the membership interests in the General Partner. We also own 100% of the limited partnership interests of the Operating Partnership. We do not intend to list any Operating Partnership interests on any exchange or any national market system. The provisions of the limited partnership agreement are described below.

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

Policies with Respect to Certain Other Activities

We intend to raise additional funds through equity offerings, debt financings (including bank credit facilities, seller financing arrangements, warehouse lines of credit, securitization financing, term financing, structured financing arrangements and repurchase agreements), the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time, subject to compliance with New York Stock Exchange listing requirements.

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

Even though we elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and/or cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter, no more than 25% (20% beginning with the 2018 tax year) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity. As discussed under “Item 1A. Risk Factors – Risks Related to Our Qualification as a REIT,” the combination of the requirement to maintain no more than 25% (20% beginning with the 2018 tax year) of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

Employees

We do not currently have any employees. Currently, services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Our Manager's employees undertake asset management functions on our behalf that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. Each of our executive officers is an employee, officer or both of AAMC, and they are paid by AAMC. As of December 31, 2017, AAMC had 62 full-time employees, all dedicated to the operation of our business.

On January 18, 2016, AAMC hired a new dedicated General Counsel for our company. Although he is not employed by us, his primary duties are to act as our General Counsel, and he reports to our Board of Directors and Chief Executive Officer. We also direct and approve his compensation and reimburse AAMC for all costs associated with his employment.

Competition

We face competition from various sources for the acquisition of SFR properties. Our competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, we rely upon AAMC's management team and their substantial industry expertise. We believe our relationship with AAMC and the terms of the AMA provide us with a competitive advantage and help us assess the investment risks and determine appropriate pricing. We expect our current focus on directly acquiring SFR properties in our preferred market segments will continue to allow us to compete effectively for attractive investment opportunities. However, there can be no assurance that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team to supervise the renovation, yield management and property management services on our acquired properties. We also believe that our focus on affordable housing provides us with a potential advantage, as we are focused on homes where we expect lower tenant turnover. Despite these factors, some of our competitors' SFR properties may be of better quality, be in more desirable locations than our properties or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing SFR properties that satisfy our return objectives.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could incur liabilities to third parties resulting from environmental contamination or noncompliance with environmental laws at our properties. Environmental laws can impose liability on an owner or operator of real property for the investigation and remediation of contamination at or migrating from such real property without regard to whether the owner or operator knew of or was responsible for the presence of the contaminants. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination could adversely affect our ability to sell, lease or renovate the real estate or borrow using the real estate as collateral. These and other risks related to environmental matters are described in more detail in “Item 1A. Risk Factors.”

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

Our principal Internet address is http://www.frontyardresidential.com, and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file with or furnish to the SEC along with corporate governance information, including our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and select press releases. The contents of our website are available for informational purposes only and shall not be deemed incorporated by reference in this report.

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

We commenced operations approximately five years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013, and our historical financial results have been largely attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to our acquisition strategy and evolving market conditions, we have not completed any residential mortgage loan portfolio acquisitions since December 2014, and we may not pursue further acquisitions of such loans. Further, there can be no assurance that the Company will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

We anticipate significant growth in our rental portfolio, which may result in our inability to effectively manage our rental portfolio, including, but not limited to, delays in renovations, suboptimal tenant underwriting and other operational inefficiencies that could reduce our profitability or damage our reputation. Generally, we expect that our SFR portfolio may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of SFR properties. The timing and extent of our success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

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

Large-scale institutional investment in single-family residential homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, SFR homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the SFR property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, we are subject to the risk that SFR properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected, and we may not be able to sustain the growth of our assets and results from operations that we seek.

Our failure to raise equity capital and/or obtain adequate debt financing could adversely affect our ability to increase our rental portfolio, manage our existing assets and generate stockholder returns.

Our success has been, and may continue to be, largely dependent on our ability to use our remaining free capital, raise equity capital and/or obtain debt financing to increase the size of our rental portfolio, manage our existing assets and generate attractive stockholder returns. We require significant financial resources and rely on cost-effective leverage to maintain our obligations under our debt facilities and to continue to acquire portfolios of SFR properties. If we are unable to continue to raise equity capital or leverage our portfolio through financing facilities, our current portfolio and cash from operations may become inadequate to meet our financial obligations.

We use leverage as a component of our financing strategy in an effort to increase our buying power and enhance our returns. We can provide no assurance that we will be able to timely access all funds available under our financing arrangements, refinance such financing arrangements or obtain other debt or equity financing on favorable terms or at all.

In any event, limited availability of credit may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional debt or equity financing.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our stockholders.

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to our SFR and REO properties; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in our SFR portfolio; our ability to sell our remaining mortgage loans on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

We have leveraged our investments and expect to continue to do so, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

To the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments to date through our repurchase agreements. When we enter into any repurchase agreement, we may sell securities, residential mortgage loans or residential properties to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to us, we could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

Our repurchase and other financing agreements generally require us to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth, and to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. We expect any future financing arrangements will have similar provisions. In the event that we are unable to satisfy these requirements, we could be forced to sell additional investments at a loss, which could materially and adversely affect us.

Our repurchase and other financing agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that our single-family residential properties and other assets that collateralize these facilities require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding repurchase and other financing agreements contain, and we expect any future repurchase and other financing agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase and other financing agreements could materially and adversely affect us.

We have utilized repurchase agreements, seller financing arrangements, term financing arrangements, loan agreements and securitization transactions to finance our portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which may have similar risks to repurchase and other financing agreements, including, but not limited to, covenant compliance, events of default, acceleration and margin calls. The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

We utilize non-recourse long-term financing structures, and such structures expose us to risks that could result in losses to us.

We currently utilize non-recourse long-term financing for certain of our investments and intend to continue to do so if, and to the extent, available. In such structures, our lenders typically have only a claim against the assets collateralizing the debt rather than a general claim against us as an entity, subject to certain exceptions. In addition, long-term financing structures may offer significantly less flexibility to refinance or terminate on cost-effective terms or at all and, as a result, could make it more difficult for us to capitalize on changes in market conditions, including the availability of less expensive debt. In the event we are unable to renew or refinance existing long-term facilities, we may increase our reliance on short-term facilities, which would likely be recourse to us as an entity.

We may also continue to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. If we are unable to renew, refinance or obtain new long-term and/or short-term facilities, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. In such an event, our overall results of operations and financial condition would be materially adversely impacted.

Our inability to make interest and/or principal payments on our financing arrangements obtained in connection with the HOME SFR Transaction and/or the HOME Flow Transaction would have a material adverse effect on our results of operations and financial condition.

In connection with the HOME SFR Transaction and the HOME Flow Transaction, certain of our subsidiaries that own the underlying properties (each a “HOME Borrower”), borrowed approximately 75% of the aggregate purchase price for each transaction. These loans (the “HOME SFR Loans”) are each secured by the membership interests in each HOME Borrower and the properties and other assets held by such HOME Borrower. Upon the occurrence of a default of the payment of principal and/or interest on one or more of the HOME SFR Loans, recourse may generally be had against the assets of the applicable HOME Borrower and the membership interests in such HOME Borrower. The primary security and source of payment for the HOME SFR Loans is the cash flows generated by the properties and the other collateral described in the underlying loan agreements (the “HOME SFR Loan Agreements”). Since revenues from the properties held by the relevant HOME Borrower generally serve as the primary source for monthly payments due on the corresponding HOME SFR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of such HOME Borrower to make payments with respect to such HOME SFR Loan may be impaired. Similarly, the HOME SFR Loan Agreements require the applicable HOME Borrower to make a balloon payment at the ultimate maturity date of the corresponding HOME SFR

Loan. The ability of the relevant HOME Borrower to sell and/or refinance the properties and to make the payment on the maturity date or the equity owner of the HOME Borrower (each a “HOME Equity Owner”), to sell and/or refinance its equity interest in such HOME Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If a HOME Borrower is unable to make payments under the applicable HOME SFR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of such HOME Borrower and the properties and other assets of such HOME Borrower to satisfy and discharge the corresponding HOME SFR Loan obligations. In such an event, our overall results of operations and financial condition would be materially adversely affected.

Even though the HOME SFR Loans are non-recourse to us and all of our subsidiaries other than the relevant HOME Equity Owner and HOME Borrower, we have agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of the HOME Equity Owners and HOME Borrowers with respect to the HOME SFR Loans and (ii) a portion of the principal amount of the HOME SFR Loans and certain other obligations under the HOME SFR Loan Agreements in the event we cause certain voluntary bankruptcy events of the applicable HOME Equity Owner or HOME Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We may incur significant costs in renovating our properties, and we may underestimate the costs or amount of time necessary to complete restorations.

While a substantial portion of the SFR properties we have acquired to date meet our rental specifications at the time of acquisition, properties frequently require additional renovations prior to renting. Before renting a property, our Property Managers perform a detailed assessment, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may instruct our Property Managers to undertake improvements designed to optimize the overall property appeal and increase the value of the property. Though we endeavor to conduct property inspections and due diligence prior to acquiring new SFR portfolios, we expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy, poor workmanship and improper oversight by our Property Managers. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow our SFR portfolio, which could materially and adversely affect us.

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

Termination of a Property Manager could have a material adverse effect on our business, results of operations and financial condition.

In certain limited circumstances, we are permitted or required to terminate a Property Manager in connection with their management of all or a portion of the SFR portfolio that they currently manage. There is a high risk of a disruption in operations and possible lapse in quality should the applicable portfolio of properties experience a change in operators or key leadership personnel, particularly in the transition period immediately following such changes. There is no assurance that one or more adequate replacement property managers capable of managing the relevant portfolio of SFR properties would be available and willing to assume the existing Property Manager’s duties upon terms (including the compensation) that are the same or more favorable than those set forth in the existing property management agreement with the relevant Property Manager. Even if one or more replacement property managers were engaged, there is no assurance that such replacement managers individually or collectively would be able to perform management services adequately or within existing cost and expense assumptions.

If any of these foregoing risks materialize, this would have a material adverse effect on the performance of our SFR portfolio or could cause a default of our obligations under one or more financing agreements, and our business, results of operations and financial condition would therefore be materially harmed.

We may be materially and adversely affected by risks affecting the single-family rental properties in which our investments may be concentrated at any given time as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which we have a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect us. Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of our portfolio by geography, SFR property characteristics and/or tenant demographics. Such concentration could increase the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where our properties or tenants are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in the areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

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

We may be unable to secure funds for property restoration or other capital improvements, which could limit our ability to attract, retain or replace tenants.

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

Our SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ SFR properties may be of better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we cannot assure you that we will be successful in acquiring or managing SFR properties that generate favorable returns.

If rents in our markets do not increase sufficiently to keep pace with potential rising costs of operations, our operating results and cash available for distribution will decline.

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

A decrease in rental rates would have a material adverse effect on the performance of our SFR portfolio or could cause a default of our obligations under one or more financing agreements, and our business, results of operations and financial condition would therefore be materially harmed.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The SFR market is currently significantly larger than in historical periods. We do not expect the favorable trends in the SFR market to continue indefinitely. Eventually, continued strengthening of the U.S. economy and job growth, together with the large supply of foreclosed single-family residential properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

Suboptimal tenant underwriting and defaults by our tenants may materially and adversely affect us.

Our success will depend, in large part, upon our ability to attract and retain qualified tenants for our properties. This will depend, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We will inevitably make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect us. For example, tenants may default on payment of rent; make unreasonable and repeated demands for service or improvements; make unsupported or unjustified complaints to regulatory or political authorities; make use of our properties for illegal purposes; damage or make unauthorized structural changes to our properties that may not be fully covered by security deposits; refuse to leave the property when the lease is terminated; engage in domestic violence or similar disturbances; disturb nearby residents with noise, trash, odors or eyesores; fail to comply with HOA regulations; sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs, reduce the rental revenue generated by the property or impair its value. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expenses and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability and may damage our reputation with our other tenants and in the communities where we do business.

A significant uninsured property or liability loss could have a material adverse effect on us.

We carry commercial general liability insurance and property insurance with respect to our SFR properties on terms we consider commercially reasonable. However, many of the policies covering casualty losses are subject to substantial deductibles and exclusions, and we will be self-insured up to the amount of the deductibles and exclusions. For example, we may not always be fully insured against losses arising from floods, windstorms, fires, earthquakes, acts of war or terrorism or civil unrest because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a property or group of properties as well as the anticipated future revenues from affected SFR properties or groups of properties. Further, inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed.

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

A significant number of our SFR properties and non-rental REO properties may be part of homeowners’ associations. We and our renters will be subject to the rules and regulations of such homeowners’ associations, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation, which may be costly.

A significant number of our SFR properties and non-rental REO properties may be subject to HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our SFR and REO properties may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our SFR properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, may cause us to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern our SFR and REO properties may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring an SFR or REO property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property (if possible), prevent us from renting such property or otherwise reduce our cash flow from such property. Any of the above-described occurrences may materially and adversely affect us.

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

We are contractually obligated to service our remaining residential mortgage loans. We do not have any employees, servicing platforms, licenses or technical resources necessary to service our mortgage loans. Consequently, we have engaged mortgage servicers to service the mortgage loans in our portfolio. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

Difficulties in selling REO properties could limit our flexibility and/or harm our liquidity.

Federal tax laws may limit our ability to earn a gain on the sale of our properties if we are found to have held or acquired the properties with the intent to resell, and this limitation may adversely affect our willingness to sell REO properties under favorable conditions or if necessary for funding purposes. We typically contribute REO properties that will not meet our rental profile to our taxable REIT subsidiary in order to sell and generate gains or losses at the taxable REIT subsidiary upon such sales. In addition, our REO properties that we intend to sell may at times be difficult to dispose of quickly or at favorable prices. These potential difficulties in selling real estate in our markets may limit our ability to either sell properties that we deem unsuitable for rental or change or reduce the REO properties in our portfolio promptly in response to changes in economic or other conditions. Our failure to sell or delays in selling our REO properties could potentially cause a strain on our liquidity, and we may be forced to reduce prices and/or continue to hold such REO properties without leverage, which could materially and adversely affect our financial condition.

The growth of our SFR portfolio, at least in the short term, is expected to be partially dependent on our ability to sell non-rental REO properties. If we are unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, our ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on our ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-rental REOs are utilized to purchase the assets off of our repurchase and loan facilities for which the assets are collateral. If a higher than expected portion of the sale consideration must be utilized to repurchase assets off of our facilities, our ability to purchase SFR properties may also be adversely affected, which would slow the growth of our rental portfolio.

Our SFR and REO properties are not liquid assets, which could limit our ability to vary our portfolio or to realize the value at which such assets are carried if we are required to dispose of them.

Our SFR and REO properties are not liquid assets, which could limit our ability to vary our portfolio or to realize the value at which such assets are carried if we are required to dispose of them. Our inability to sell individual or portfolios of SFR and/or REO properties on acceptable terms and/or in accordance with our anticipated timing could materially and adversely affect our financial condition.

Our inability to promptly foreclose upon defaulted residential mortgage loans could increase our costs and/or diminish our expected return on investments.

Our ability to seek alternative resolutions for the underlying properties and, in certain cases, where appropriate, promptly foreclose upon defaulted residential mortgage loans plays a critical role in our valuation of the residential mortgage assets in which we have invested and our expected return on those investments. Certain of the mortgage loans in our portfolio may already be in foreclosure proceedings, in which case conversion could be as soon as three to six months, but in other cases conversion could take up to 24 months or longer. There are a variety of factors that may inhibit our ability, through our mortgage servicers, to foreclose upon a residential mortgage loan and get access to the real property within the timelines modeled as part of our valuation process. These factors include, without limitation: state foreclosure timelines and deferrals associated therewith (including with respect to litigation, bankruptcy and statute of limitations); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the residential mortgage loan foreclosure process. A portion of our investments are sub-performing and non-performing residential mortgage loans, many of which are already subject to foreclosure proceedings. There can be no assurance that similar practices have not been followed in connection with residential mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of the loans in our portfolio are impacted by these issues, we may be required to recommence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our costs and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

Fair values of our mortgage loans may not be precise and may materially and adversely affect our operating results, which, in turn, would materially and adversely affect us.

The values of our remaining mortgage loans may not be precisely determinable. We measure the fair value of our mortgage loans monthly, but the fair value at which our mortgage loans are recorded may not be an indication of their realizable value. Ultimate realization of the value of a mortgage loan depends to a great extent on economic and other conditions that are beyond our control. Further, our fair value determination is only an estimate based on a number of factors incorporated into our mortgage loan valuation model and requires judgment of the price at which a mortgage loan can be sold since market prices of mortgage loans can only be determined by negotiation between a willing buyer and seller. In certain cases, our assessment of the fair value of our mortgage loans includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of our mortgage loans are directly charged or credited to earnings for the period. If we were to liquidate a particular mortgage loan, the realized value may be more than or less than the amount at which such mortgage loan was recorded. We could be materially and adversely affected by negative determinations that reduce the fair value of our mortgage loans, and such valuations may fluctuate over short periods of time.

We value the properties underlying our mortgage loans and recognize unrealized gains in each period when our mortgage loans are transferred to real estate owned. The fair value of our residential properties is estimated using broker price opinions (“BPOs”) provided by third-party brokers. BPOs are subject to the judgments of the particular broker formed by visiting the property, assessing general home values in the area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by the brokers prove to be incorrect or inaccurate.

AAMC utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

AAMC relies heavily on models and data, including analytical models (both proprietary models developed by AAMC and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value our assets or potential investments and also in connection with performing due diligence on our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether.

An unidentified material weakness in our internal control over financial reporting could, if not remediated, result in material misstatements in our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. If material weaknesses or significant deficiencies in our internal controls are discovered in the future, we could be required to restate our financial results or experience a decline in the price of our securities.

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

When a residential property is subject to foreclosure, it is possible that the homeowner may cease to maintain the property adequately or that the property may be abandoned by the homeowner and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate foreclosure proceedings, some of our properties could be impaired.

Contingent or unknown liabilities could materially and adversely affect us.

Our acquisition activities are subject to many risks. We may acquire properties that are subject to unknown or contingent liabilities, including liabilities for or with respect to liens attached to properties, unpaid real estate taxes, utilities or HOA charges for which a prior owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of vendors or other persons dealing with the acquired properties and tax liabilities, among other things. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown or contingent liabilities or conditions. As a result, if any such liability were to arise relating to our properties, or if any adverse condition exists with respect to our properties that is in excess of our insurance coverage, we might have to pay substantial sums to settle or cure it, which could materially and adversely affect us. The properties we acquire may also be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing or requirements to obtain the approval of HOAs prior to leasing. We may not discover such restrictions during the acquisition process, and such restrictions may adversely affect our ability to operate such properties as we intend.

The costs and amount of time necessary to secure possession and control of certain properties may exceed our assumptions, which would delay our receipt of revenue from, and return on, the property.

A majority of the SFR properties we have acquired have had an existing tenant at the time of acquisition. However, certain SFR and non-rental REO properties require us to secure possession. In certain circumstances, we may have to evict occupants who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time consuming. If these costs and delays exceed our expectations, our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

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

There are numerous tenants’ rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the SFR property market. Additional actions that may be targeted at us include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of an SFR property. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect us.

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

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2017, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause the insolvency of a financial institution at which we hold a material portion of our cash and cash equivalents and restricted cash in excess of amounts subject to FDIC deposit insurance would have a material adverse effect on our financial condition and results of operations.

Our business could be negatively affected as a result of shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

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

We follow policies, procedures and practices to avoid potential conflicts with respect to our dealings with AAMC, including, where necessary, certain of our officers recusing themselves from discussions on, and approvals of, transactions with AAMC. We also manage potential conflicts of interest through oversight by independent members of our Board of Directors (all but one of our directors are independent directors), and we will seek to manage these potential conflicts through dispute resolution and other provisions of our agreements with AAMC. Although we continue to seek ways to lessen many of these conflicts of interest, there can be no assurance that such measures will be effective, that we will be able to resolve all conflicts with AAMC or that the resolution of any such conflicts will be no less favorable to us than if we were dealing with a third party that had none of the connections we have with AAMC.

Our Board of Directors has approved a very broad investment policy and guidelines for AAMC and will not review or approve each investment decision. We may change our investment policy and guidelines without stockholder consent, which may materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

AAMC is authorized to follow a very broad investment policy and, therefore, has great latitude in determining the types of assets that are proper investments for us as well as the individual investment decisions. Although our Investment Committee provides oversight of AAMC's investments made our behalf, AAMC may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our Board of Directors will periodically review our investment policy and our investment portfolio but will not typically review or approve each proposed investment by AAMC unless it falls outside the scope of our previously approved investment policy or constitutes a related party transaction. In addition, in conducting periodic reviews, our Board of Directors will rely primarily on information provided to it by AAMC. Furthermore, AAMC may use complex strategies, and transactions entered into by AAMC may be costly, difficult or impossible to unwind by the time they are reviewed by our Board of Directors. In addition, we may change our investment policy and targeted asset classes at any time without the consent of our stockholders, which could result in our making investments that are different in type from, and possibly riskier than, our current investments or the investments currently contemplated. Changes in our investment policy and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect us.

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly, and our agreements with ASPS may simultaneously terminate or be terminated, as applicable.

Our success is dependent upon our relationships with and the performance of AAMC and its key personnel. Key personnel may leave AAMC, may become distracted by adverse financial or operational issues in connection with AAMC’s business and other activities or may fail to perform for any reason. AAMC has agreed not to provide the same or substantially similar services to any other party so long as we have on hand an average of $50 million in capital available for investment over the previous two fiscal quarters. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to others, including, without limitation, the direct or indirect sponsorship or management of other investment-based accounts or commingled pools of capital, however structured, having an investment strategy similar to ours, so long as its services to us are not impaired thereby. In the event AAMC provides its services to a competitor, it may be difficult for us to secure a suitable replacement to AAMC on favorable terms or at all or maintain our engagement of AAMC. In the event that the asset management agreement is terminated for any reason or AAMC is unable to retain its key personnel, it may also be difficult for us to secure a suitable replacement to AAMC on favorable terms or at all. We are unable to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination (a) by us and/or AAMC “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) by us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA and (c) by us in connection with certain change of control events. In the event we terminate the AMA without cause or AAMC terminates the AMA due to our default in the performance of any material term of the AMA, we may be required to pay a significant termination fee equal to three times the average annual incentive management fee earned by AAMC during the prior 24-month period immediately preceding the date of termination. Furthermore, if the AMA expires or is earlier terminated, the ASPS support agreement automatically terminates; and if the AMA is terminated without cause, then ASPS has the right to terminate its master services agreement with us. The occurrence of any of the above described events could materially and adversely affect us.

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

We made an election to be treated as a REIT for U.S. federal income tax purposes beginning with the year ended December 31, 2013. However, we cannot assure you that we will remain qualified as a REIT. Moreover, our qualification and taxation as a REIT will depend upon our ability to meet on a continuing basis, through actual operating results, certain qualification tests set forth in the federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distribution to our stockholders because:

•	We would not be allowed a deduction for dividends paid to stockholders in computing our taxable income, thus becoming subject to federal income tax;

•	We could be subject to increased state and local taxes; and

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

We have not accrued interest income or market discount on defaulted or delinquent loans when certain criteria are satisfied. The criteria generally relate to whether those amounts are uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, we could be subject to entity level excise tax as a result of “deficiency dividends” that we may be required to pay to our stockholders at the time of such an adjustment to our income in order to maintain our qualification as a REIT.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, beginning in 2018, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in our qualified REIT subsidiaries and our taxable REIT subsidiaries, our investment in the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect us.

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

From time to time, we may be forced to sell properties that do not meet our investment objectives or we may need to sell properties or other assets either because they do not meet our rental portfolio objectives or to satisfy our REIT distribution requirements. In general, REITs do not sell residential assets out of the REIT so they are not determined to be a “dealer.” If we were to purchase real estate assets with a view toward re-selling them, we could be considered a “dealer” of real estate, which could cause us to fail to meet our REIT requirements or such sales could be considered “prohibited transactions.” Because we have historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that we have purchased as part of all-or none portfolios that are not acceptable for our portfolio and necessary to sell. Typically, we contribute REO properties that we determine will not meet our rental portfolio criteria to our taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), then any gain we recognize from such sale would not disqualify us as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business;

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

Ordinary dividends payable by REITs are generally taxed at U.S. federal income tax rates, higher than tax rates applicable to dividends from Subchapter C corporations.

Effective for tax years beginning in 2018, the maximum U.S. federal income tax rate for “qualifying dividends” payable by Subchapter C U.S. corporations to individual U.S. stockholders is 23.8%, including the 3.8% Medicare tax. Beginning in 2018, subject to a number of limitations, individuals receiving ordinary dividends payable by REITs will be eligible for up to a 20% deduction. For those individuals qualifying for the full 20% deduction, the maximum tax rate on such dividends will be 33.4%, including the 3.8% Medicare tax.

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

The Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017 and made significant changes to the Code. Although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will significantly impact our consolidated financial statements.

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

Certain provisions of the Maryland General Corporate Law (“MGCL”) may have the effect of deterring a third party from making a proposal to acquire us or impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Subject to limitations, the “business combination” provisions of the MGCL that prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. An “interested stockholder” is defined generally as any person who beneficially owns 10% or more of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner of 10% or more of our then outstanding voting stock within the last two years. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (2) two-thirds of the votes entitled to be cast by holders of voting stock of the corporation (excluding the shares held by the interested stockholder or its affiliate the business combination is to be effected). These super-

majority vote requirements do not apply if our common stockholders receive a minimum price, as described under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person. There is no assurance that our Board of Directors will not supersede this resolution in the future.

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

Our Board of Directors, in its sole discretion, will determine the amount and timing of any distributions. In making such determinations, our Board of Directors will consider all relevant factors, including, without limitation, the amount of cash available for distribution, capital expenditures and general operational requirements. Our Board of Directors will also consider our historical and projected financial condition, liquidity and results of operations, any financing covenants, maintenance of our REIT qualification, applicable law and such other factors as our Board of Directors may deem relevant from time to time. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by our operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. In addition, our Board of Directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions, nor can we assure you that sufficient cash will be available to make distributions to you. With a limited and evolving operating history, we cannot predict the amount of distributions you may receive, and we may be unable to make, maintain or increase distributions over time. There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including, without limitation, the amount of time it takes for us to deploy the net proceeds from equity raises or financing arrangements into our target assets, the amount of income we will earn from those investments, the amount of our operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are the offices of our Manager, which is an office space of approximately 5,000 square feet located at 5100 Tamarind Reef, Christiansted, St. Croix, United States Virgin Islands 00820.

For information concerning our real estate assets, see “Item 1. Business.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2017:

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close-of-day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2017			2016
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$15.26	$11.11	$0.15	$12.64	$8.65	$0.30
June 30	15.56	12.68	0.15	11.98	8.63	0.15
September 30	13.25	10.78	0.15	11.18	8.50	0.15
December 31	11.94	10.55	0.15	12.12	9.89	0.15

The number of holders of record of our common stock as of February 19, 2018 was 57. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 10 to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2017 is incorporated herein by reference.

During the fiscal year ended December 31, 2017, no equity securities were sold by us that were not registered under the Securities Act of 1933, as amended.

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

During 2017, cash dividends paid on common stock totaled $0.60 per share, or an aggregate of $32.2 million, which includes a dividend of $0.15 per share, or an aggregate of $8.1 million, we declared in December 2016 and paid in January 2017, but excludes the dividend we declared in December 2017 and paid in January 2018 described below. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2017. In addition to dividends of $0.60 per share paid in cash during 2017, we declared a dividend of $0.15 per share, or an aggregate of $8.0 million, in December 2017 that was paid in January 2018.

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

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. At December 31, 2017, we have remaining approximately $48.5 million authorized by our Board of Directors for share repurchases. No repurchases of common stock were made pursuant to this stock repurchase plan during the quarter ended December 31, 2017. At December 31, 2017, we had repurchased an aggregate total of 3,961,262 shares of common stock since the repurchase plan was authorized in August 2015.

No repurchase plan has expired during the year ended December 31, 2017.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs indices. The stock price performance graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2012 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 31, 2012 to December 31,
Index	2013	2014	2015	2016	2017
Front Yard Residential Corporation	$192.30	$137.50	$104.92	$101.01	$109.97
S&P 500	129.60	144.36	143.31	156.98	187.47
Russell 2000	137.00	141.84	133.74	159.78	180.79
FTSE NAREIT All Equity REITs	102.86	131.68	135.40	147.09	159.85

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

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenue	$94,171	$56,758	$248,098	$423,298	$72,297
Net (loss) income	(185,454)	(228,028)	(46,005)	188,853	39,596
(Loss) earnings per basic share	(3.47)	(4.18)	(0.81)	3.36	1.67
(Loss) earnings per diluted share	(3.47)	(4.18)	(0.81)	3.34	1.61
Dividend per share	0.60	0.75	1.83	2.03	0.35

	As of December 31,
	2017	2016	2015	2014	2013
Total assets	$1,974,549	$2,284,847	$2,450,773	$2,721,811	$1,396,347
Repurchase and loan agreements	1,270,157	1,220,972	763,369	1,013,133	600,089
Other secured borrowings	—	144,099	502,599	336,698	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are an industry leader in providing quality, affordable rental homes to America’s families in a variety of suburban communities that have easy accessibility to metropolitan areas. Our tenants enjoy the space and comfort that is unique to single-family housing, at reasonable prices. Our mission is to provide our tenants with houses they are proud to call home.

We are a Maryland REIT, and we conduct substantially all of our activities through our Operating Partnership and its subsidiaries. We conduct an SFR business with an efficient and effective property management structure in order to pursue our objective of becoming one of the top single-family equity REITs serving American families and their communities.

Our strategy is to build long-term shareholder value through the creation of a large portfolio of SFR homes that we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately-priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

We are managed by AAMC, on which we rely to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing disposition and management of our remaining REO properties and residential mortgage loans.

We have also entered into property management service agreements with ASPS and MSR to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR properties. We believe that our relationships with our Property Managers and our access to their renovation and property management vendor and internal networks enable us to competitively acquire and operate large portfolios of SFR properties or individual SFR properties on a targeted basis.

Management Overview

During fiscal year 2017, we continued to make substantial progress in our transformation into a 100% SFR equity REIT by continuing to focus on our strategic objectives of (i) identifying and acquiring SFR properties with attractive yields; (ii) completing the sale of the vast majority of our mortgage loans and non-rental REO properties that do not meet our rental criteria; and (iii) extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio.

Acquisitions in 2017

On March 30, 2017, pursuant to the HOME Flow Transaction, we entered into an agreement to acquire up to 3,500 SFR properties from entities sponsored by Amherst. In March, June and November 2017, we acquired an aggregate of 3,465 SFR properties under the HOME Flow Transaction in three separate closings:

•	In the first closing on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million.

•	In the second closing on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million.

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million.

Combined with our other 2017 SFR acquisition activities and conversions of REO properties to SFR properties, the homes acquired in the HOME Flow transaction have increased our total SFR portfolio by 39% from 8,603 homes at December 31, 2016 to 11,975 homes at December 31, 2017.

Transformative Dispositions in 2017

As of December 31, 2017, we have completed the disposition of the vast majority of our remaining mortgage loans. During 2017, we sold an aggregate of 2,982 mortgage loans to third-party purchasers, we resolved an additional 133 mortgage loans, and we converted an aggregate of 248 mortgage loans to REO properties. As a result of these efforts, our mortgage loan portfolio was reduced to 111 mortgage loans with a carrying value of $11.5 million and an aggregate unpaid principal balance (“UPB”) of only $29.4 million at December 31, 2017.

In addition, we have continued to make significant progress on the sale of our non-rental REO properties with an additional 1,710 of such properties sold during the year ended December 31, 2017. We intend to continue to sell our remaining REO properties that do not meet our rental profile as soon as reasonably practicable based on market conditions. We expect that these non-rental REO property sales will continue to allow us to recycle capital that we intend to utilize in the purchase of pools of stabilized rental homes at attractive yields, to repurchase common stock or for such other purposes as we may determine.

Optimization of Financing in 2017

We have continued our efforts to optimize our financing structure. During 2017, we entered into the following financing arrangements that we believe better match the long-term nature of our assets than the shorter-term repurchase and loan agreements historically used to finance our portfolios while providing us with protection against rising interest rates.

•
On March 30, 2017, in connection with the first closing under the HOME Flow Transaction, we obtained approximately $79.9 million of proceeds from a seller financing arrangement (the “HOME II Loan Agreement”), representing 75% of the aggregate purchase price. Initially, the HOME II Loan Agreement had an interest rate based on one-month LIBOR plus a fixed component spread of 2.75% and an initial maturity date of October 9, 2019, which we have the option to extend for three successive one-year periods, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. On November 13, 2017, we amended and restated the HOME II Loan Agreement to (i) increase the principal amount to $83.3 million, (ii) reduce the fixed component spread of the interest rate to 2.10% and (iii) change the initial maturity date to November 9, 2019.

•
On April 6, 2017, we entered into a fixed rate, five-year credit and security agreement with an aggregate principal balance of $100.0 million (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement.

•
On June 29, 2017, in connection with the second closing under the HOME Flow Transaction, we obtained approximately $87.8 million of proceeds from a seller financing arrangement (the “HOME III Loan Agreement”), representing 75% of the aggregate purchase price. Initially, the HOME III Loan Agreement had an interest rate based on one-month LIBOR plus a fixed component spread of 2.30% and an initial maturity date of October 9, 2019, which we have the option to extend for three successive one-year periods, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. On November 13, 2017, we amended and restated the HOME III Loan Agreement to (i) increase the principal amount to $89.2 million, (ii) reduce the fixed component spread of the interest rate to 2.10% and (iii) change the initial maturity date to November 9, 2019.

•
On November 29, 2017, in connection with the third and final closing under the HOME Flow Transaction, we obtained an aggregate of approximately $228.8 million of proceeds from two separate seller financing arrangements (collectively, the “HOME IV Loan Agreements”), representing 75% of the aggregate purchase price. The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022.

In addition to these long-term facilities, on April 6, 2017, we amended and restated our loan and security agreement with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, extend the termination date of the facility by one year to April 5, 2018. Lastly, we also amended and extended our repurchase facility (the “CS Repurchase Agreement”) with Credit Suisse First Boston Mortgage Capital, LLC (“CS”). In connection therewith, certain of the financial covenants under the CS Repurchase Facility were updated to customary provisions to better reflect our business, and the maturity date was extended to November 16, 2018. The aggregate maximum borrowing capacity of the CS Repurchase Facility remained unchanged at $350.0 million.

We believe all of the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at an attractive yield.

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the year ended December 31, 2017, our consolidated statement of operations reflects an estimated total net loss of $2.7 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections and repairs are completed and insurance claims are confirmed. In addition, we experienced lost revenue during the third and fourth quarter of 2017 related to lost rents at certain affected properties, and we expect to recover a portion of this lost revenue from our business interruption insurance. We worked with our Property Managers to ensure the safety of our tenants affected by the storms, and we continue to renovate and restore our homes that were damaged in the storms.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately-priced single-family home market to acquire rental units that, in our view, offer better yield opportunities. In the current market, tighter credit availability for lower-income buyers and the relative scarcity of institutional buyers should result in reduced price competition for reasonably priced homes. We believe that, when combined with sustained renter demand for affordable homes, our lower home acquisition costs and our careful evaluation of capital expenditure requirements prior to acquisition will offer attractive yield opportunities. We view this as a significant differentiator for us.

Portfolio Overview

Real Estate Assets

The following table presents the status of our real estate assets as of the dates indicated. With respect to the remaining REO properties that are under evaluation for rental strategy, we will make a final determination whether each property meets our rental profile after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities and start the inspection process in order to make our final determination. If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds.

	December 31, 2017	December 31, 2016	December 31, 2015
Rental:
Leased	10,850	7,293	2,118
Listed and ready for rent	591	703	264
Renovation or unit turn	534	607	350
Total rental	11,975	8,603	2,732
Evaluating for rental strategy	266	1,336	2,201
Total real estate held for use	12,241	9,939	4,933
Held for sale	333	594	1,583
Total real estate assets	12,574	10,533	6,516

The following table presents a summary of our SFR properties by market as of December 31, 2017:

Property Location	Property Count	SFR Count	Leased SFR
Georgia	3,123	3,107	2,775
Texas	2,036	2,006	1,823
Tennessee	1,481	1,477	1,371
Florida	1,344	1,279	1,133
North Carolina	885	878	809
Others	3,705	3,228	2,939
Total	12,574	11,975	10,850

Real Estate Acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from entities sponsored by Amherst in multiple closings. In the first closing on March 30, 2017, HOME Borrower II acquired 757 SFR properties for an aggregate purchase price of $106.5 million. In the second closing on June 29, 2017, HOME Borrower III acquired 751 SFR properties for an aggregate purchase price of $117.1 million. In the third and final closing on November 29, 2017, HOME Borrower IV acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million.

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

During the years ended December 31, 2017, 2016 and 2015, we acquired 27, 714 and 98 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $2.7 million, $71.8 million and $8.6 million, respectively.

Real Estate Dispositions

During the years ended December 31, 2017, 2016 and 2015, we sold 1,710, 2,668 and 1,321 REO properties, respectively, and recorded $76.9 million, $117.6 million and $50.9 million, respectively, of net realized gain on sales of real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Beginning count of real estate assets	10,533	6,516	3,960
Acquisitions	3,492	5,566	1,412
Dispositions	(1,710)	(2,668)	(1,321)
Mortgage loan conversions to REO, net (1)	248	1,112	2,465
Other additions	11	7	—
Ending count of real estate assets	12,574	10,533	6,516
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loans

As of December 31, 2017, we owned 111 remaining mortgage loans with an aggregate UPB of approximately $29.4 million, an aggregate market value of underlying properties of approximately $31.2 million and a carrying value of $11.5 million.

As of December 31, 2016, we owned 3,474 mortgage loans with an aggregate UPB of approximately $823.3 million, an aggregate market value of underlying properties of $899.8 million and a carrying value of $460.4 million.

Mortgage Loan Resolutions and Dispositions from 2015 through 2017

During the years ended December 31, 2017, 2016 and 2015, we sold 2,982, 1,975 and 824 mortgage loans, respectively, to third party purchasers. In addition, we resolved 133, 475 and 590 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales.

The following table summarizes changes in our mortgage loans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Mortgage Loans
Beginning count of mortgage loans	3,474	7,036	11,065
Resolutions and dispositions	(3,115)	(2,450)	(1,564)
Mortgage loan conversions to REO, net (1)	(248)	(1,112)	(2,465)
Ending count of mortgage loans	111	3,474	7,036
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Asset Management Agreement with AAMC

We are externally managed by AAMC, an asset management company that provides dedicated portfolio management and corporate governance services to us. On March 31, 2015, we entered into the current AMA with AAMC. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO, defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the we have an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

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

We have the flexibility to pay up to 25% of any incentive management fee payment to AAMC in shares of our common stock.

Under the AMA, we reimburse AAMC for the compensation and benefits of the General Counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf.

Under the AMA, AAMC continues to be the exclusive asset manager for us for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital during the initial term of at least 7.0%. Under the AMA, neither party is entitled to terminate the AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the AMA and failure to cure such breach, (b) us for certain other reasons such as its failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the AMA or (c) us in connection with certain change of control events.

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

ii.
Net realized gain on mortgage loans. We record net realized gains or losses, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may consist of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan. We expect the timeline to liquidate loans will vary significantly by loan, which could result in fluctuations in revenue recognition and operating performance from period to period. Additionally, the proceeds from loan liquidations may vary significantly depending on the resolution methodology. We generally expect to collect proceeds of loan liquidations in cash and, thereafter, have no continuing involvement with the asset. Due to the divestiture of the substantial majority of our mortgage loans during 2017, our remaining mortgage loans represent less than 1% of our total asset value; therefore, we expect to recognize lower realized gains on mortgage loans or losses in future periods.

iii.
Change in unrealized gains from the conversion of loans to REO. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as change in unrealized gain on mortgage loans. We expect the timeline to convert mortgage loans into REO will vary significantly by loan, which could result in fluctuations in our revenue recognition and our operating performance from period to period. The factors that may affect the timelines to foreclose upon a residential mortgage loan include, without limitation, state foreclosure timelines and deferrals associated therewith; unauthorized parties occupying the property; inadequacy of documents necessary to foreclose; bankruptcy proceedings initiated by borrowers; federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures; continued declines in real estate values and/or sustained high levels of unemployment that increase the number of foreclosures and that place additional pressure and/or delays on the judicial and administrative proceedings. Again, due to the relatively small remaining number of mortgage loans in our portfolio, we expect the changes in unrealized gains from conversions of loans to REO to be lower in future periods.

iv.
Change in unrealized gains from the change in fair value of loans. The fair value of each of our mortgage loans is adjusted in each reporting period as the loan proceeds to a particular resolution (i.e., modification, liquidation or conversion to real estate owned). As a loan approaches resolution, the resolution timeline for that loan decreases, and costs embedded in the discounted cash flow model for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The increase in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations. The exact nature of resolution will be dependent on a number of factors that are beyond our control, including borrower willingness to pay, property value, availability of refinancing, interest rates, conditions in the financial markets, the regulatory environment and other factors. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to recognize lower changes in unrealized gains on mortgage loans in future periods.

v.
Net realized gain on sales of real estate. REO properties that do not meet our investment criteria are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the financial statements reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

As we acquire more SFR properties and continue to divest non-rental REO properties, we expect the majority of our revenues will be rental revenues and believe our revenues and operating results will be more transparent and simple. We believe the key variables that will affect our rental revenues over the long term will be the number of acquired properties, average occupancy levels and rental rates. We anticipate that a majority of our leases of SFR properties to tenants will be for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $14,628 per home for the 10,850 properties that were leased at December 31, 2017.

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are held for sale. At December 31, 2017, 93% of our stabilized properties were leased.

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

Our investment strategy is to develop a portfolio of SFR properties in strategic markets in the United States that provides attractive risk-adjusted returns on invested capital. In determining which REO properties we retain for our rental portfolio, we consider various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as property management fees, expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues.

ii.
Real estate depreciation and amortization. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life.

iii.
Acquisition fees and costs. Prior to our adoption of ASU 2017-01 effective January 1, 2017 (as discussed in Note 1 of the consolidated financial statements), acquisition fees and costs included due diligence fees, property inspection fees, real estate commissions and other fees and costs involved in our efforts to acquire assets, including properties acquired that met the definition of a business under ASC 805. Subsequent to our adoption of ASU 2017-01, we expect the majority of our asset acquisitions will not meet the definition of a business; therefore, we expect that the majority of acquisition fees and costs will be capitalized into the cost basis of such assets.

iv.
Selling costs and impairment. Selling costs and impairment represents our estimated and actual costs incurred to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell.

v.	Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance.

vi.
Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios. Share-based compensation is a non-cash expense related to our share-based incentive programs.

i.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued to our pursuant to authorized share-based compensation plans.

vii.
General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business as well as expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf.

viii.
Management fees to AAMC. Management fees paid to AAMC consist of a base management fee of 2% of our invested capital (as defined in the AMA), a conversion fee for assets that are converted to SFR properties during each quarter and an incentive management fee calculated as 25% of our return on invested capital that exceeds a minimum threshold for each period.

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and execute upon SFR properties and other single-family residential assets. We believe that there is currently a large potential supply of SFR properties available to us for acquisition. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR properties may be irregularly timed and may at times involve large or small portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

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

Mortgage Loan Resolution Activities

For the mortgage loans remaining in our portfolio, we will continue to employ various loan resolution methodologies for certain of the remaining loans in our portfolio. In particular, we expect to (1) convert a portion of our remaining sub-performing and non-performing loans to performing status, (2) manage the foreclosure process and timelines with respect to the remainder of those loans and/or (3) conduct additional sales of mortgage loans to third parties.

We expect that certain of our residential mortgage loans will continue to be liquidated as a result of a short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales. Upon liquidation of a mortgage loan, we have recorded net realized gains, including the reclassification of previously accumulated net unrealized gains on those mortgage loans.

A portion of our remaining residential mortgage loans may be converted into REO properties either through foreclosure or as a result of our acquisition of the property via alternative resolution such as deed-in-lieu of foreclosure. The timeline to convert acquired mortgage loans into REO can vary significantly by loan. We anticipate that REO properties that meet our investment criteria will be converted into SFR properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property and generate cash for reinvestment in other acquisitions, repurchases of common stock, dividend distributions or such other purposes as we may determine.

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

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Rental revenues

Rental revenues increased to $123.6 million for the year ended December 31, 2017 compared to $48.6 million for the year ended December 31, 2016, primarily due to an increase in the average number of rented properties during 2017. The average number of leased properties increased to 8,949 homes for the year ended December 31, 2017 from 4,444 homes for the year ended December 31, 2016.

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

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(190.9) million for the year ended December 31, 2017 compared to $(195.9) million for the year ended December 31, 2016. This was primarily due to the reclassification of unrealized gains to net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions. The change in unrealized gains for the years ended December 31, 2017 and 2016 can be categorized into the following three components:

•
First, we recognized an aggregate of $15.0 million in unrealized gains upon conversion of mortgage loans to REO for the year ended December 31, 2017 compared to $46.0 million for the year ended December 31, 2016. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the year ended December 31, 2017, we converted a net of 248 mortgage loans to REO status compared to a net of 1,112 mortgage loans converted to REO status during the year ended December 31, 2016;

•
Second, we recognized an aggregate change in unrealized gains of $1.5 million from the net change in the fair value of loans for the year ended December 31, 2017 compared to an aggregate change in unrealized gains of $(8.0) million during the year ended December 31, 2016. The fair value of our mortgage loans is based on the underlying value of the collateral, current market conditions, different resolution scenarios and other factors. The assumptions utilized to determine fair value include, but are not limited to, equity discount rate, debt to asset ratio, cost of funds estimates, projected resolution timelines and costs and changes in annual home pricing index. During the year ended December 31, 2017, the fair value of our mortgage loans was impacted primarily by our disposition of the substantial majority of our mortgage loans at fair value; and

•
Third, we reclassified an aggregate of $207.4 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the year ended December 31, 2017. This compares to an aggregate of $233.9 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2016.

As of December 31, 2017, we had sold or resolved the substantial majority of our mortgage loan portfolio and had 111 mortgage loans remaining in our portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience losses on our remaining mortgage loans in future periods.

Net realized gain on mortgage loans

Net realized gain on mortgage loans decreased to $84.0 million for the year ended December 31, 2017 from $86.0 million for the year ended December 31, 2016. This decrease is primarily driven by a decline in the number of mortgage loans resolved during 2017, which declined to 133 resolutions from 475 resolutions during the years ended December 31, 2017 and 2016, respectively, primarily from short sales, foreclosure sales and other liquidation events. This decline was partially offset by net realized gains on increased loans sales during 2017, which increased to 2,982 mortgage loans sold from 1,975 mortgage loans sold during the years ended December 31, 2017 and 2016, respectively.

Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to recognize lower realized gains on mortgage loans in future periods.

Net realized gain on sales of real estate

Net realized gains on sales of real estate decreased to $76.9 million for the year ended December 31, 2017 from $117.6 million for the year ended December 31, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 1,710 REO properties during 2017 compared to 2,668 properties during 2016.

As our portfolio of non-rental REO properties declines, we expect to recognize lower realized gains on sales of real estate.

Residential property operating expenses

We incurred $71.7 million compared to $70.2 million of residential property operating expenses for the year ended December 31, 2017 and 2016, respectively. This increase is primarily due to an increased total number of properties in our real estate portfolio, partially offset by a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. At December 31, 2017, we had 12,574 properties, of which 10,850 were leased, compared to 10,533 properties, of which 7,293 were leased, at December 31, 2016.

Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense per property as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Real estate depreciation and amortization

We incurred $61.6 million of real estate depreciation and amortization for the year ended December 31, 2017 compared to $27.0 million for the year ended December 31, 2016 due primarily to the growth in our rental portfolio. At December 31, 2017, our residential rental portfolio increased to 11,975 properties compared to 8,603 properties at December 31, 2016. We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $10.1 million of lease-in-place intangible asset amortization for the year ended December 31, 2017 compared to $5.6 million for the year ended December 31, 2016.

Acquisition fees and costs

Acquisition fees and costs decreased to $0.8 million for year ended December 31, 2017 from $9.3 million for the year ended December 31, 2016. This decrease is primarily due to the capitalization of acquisition costs during 2017 as a result of our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, which has resulted, and we expect will continue to result, in the majority of our SFR property acquisitions being excluded from the definition of a business and, therefore, our capitalization of costs to acquire such properties.

Selling costs and impairment

Real estate selling costs of REO held for sale were $18.4 million for the year ended December 31, 2017 compared to $23.2 million for the year ended December 31, 2016. As our portfolio of non-rental REO properties declines, we expect to recognize lower selling costs upon transfer of REO properties to held for sale.

We recognized $1.4 million of mortgage loan selling costs for the year ended December 31, 2017 compared to $1.5 million of mortgage loan selling costs year ended December 31, 2016. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to recognize lower selling costs related to mortgage loans in future periods.

We recognized $20.3 million of valuation impairment on our real estate assets for the year ended December 31, 2017 compared to $33.2 million for the year ended December 31, 2016. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. The majority of the valuation impairments we realize relates to our real estate assets held for sale, and we expect to recognized a lower valuation impairments in future periods as our portfolio of non-rental assets declines.

Mortgage loan servicing costs

We incurred $10.7 million of mortgage loan servicing costs for the year ended December 31, 2017 compared to $34.6 million for the year ended December 31, 2016. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of the substantial majority of our mortgage loan portfolio during 2017. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to recognize lower mortgage loan servicing costs in future periods.

Interest expense

Interest expense related to borrowings under our debt facilities (including amortization of deferred debt issuance costs) increased to $59.6 million for the year ended December 31, 2017 from $53.9 million for the year ended December 31, 2016. This increase was driven primarily by increased average outstanding debt balances during 2017 and by increases in the variable component of our contractual interest rates.

Certain of the interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire, including in connection with each of the closings under the HOME Flow Transaction.

Share-based compensation

Share-based compensation expense increased to $4.1 million for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016, primarily due to awards being granted to employees of AAMC in August 2016 and May 2017, in each case pursuant to the Company's 2016 Equity Incentive Compensation Plan (the “2016 Equity Incentive Plan”). Prior to our adoption of the 2016 Equity Incentive Plan, we made annual grants of restricted stock as compensation solely to our Directors. The share-based compensation expense related to grants to employees of AAMC will fluctuate with changes in the price of our stock because we mark-to-market the fair value of the RSU and option awards since the recipients are not employees of the Company.

General and administrative expenses

General and administrative expenses were $11.0 million and $10.6 million for the years ended December 31, 2017 and 2016, respectively. This increase is primarily due to increased legal and professional costs related to increased activity in ongoing litigation and general corporate activities.

Management fees

Pursuant to the current AMA, we incurred base management fees of $16.0 million for the year ended December 31, 2017 compared to $17.3 million for the year ended December 31, 2016. The decrease in base management fees is primarily driven by declines in our average invested capital (as defined in the AMA), partially offset by increases in the base management fee percentage under the AMA due to the increase in the number of Rental Properties in our portfolio to more than 4,500 homes, as described in more detail below.

We incurred conversion fees to AAMC of $1.3 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Because we have more than 4,500 Rental Properties, AAMC is entitled to receive a base management fee of 2% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceed our then-required return on invested capital threshold.

Losses resulting from natural disasters

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the year ended December 31, 2017, our consolidated statement of operations reflects an estimated total net loss of $2.7 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections and repairs are completed and insurance claims are confirmed. In addition, we experienced lost revenue during the third and fourth quarter of 2017 related to lost rents at certain affected properties, and we expect to recover a portion of this lost revenue from our business interruption insurance.

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

•
Second, we recognized an aggregate change in unrealized gains of $(8.0) million from the net change in the fair value of loans for the year ended December 31, 2016 compared to an increase in fair value of $122.4 million during the year ended December 31, 2015; and

•
Third, we reclassified an aggregate of $233.9 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of NPLs for the year ended December 31, 2016. This compares to an aggregate of $124.9 million reclassified from unrealized gains on mortgage loans to realized gains for the year ended December 31, 2015.

Through the resolution and sale of NPLs during the year ended December 31, 2016, our portfolio of mortgage loans at fair value decreased from 5,739 loans at December 31, 2015 to 2,891 loans at December 31, 2016.

Net realized gain on mortgage loans

Net realized gain on mortgage loans decreased to $86.0 million for the year ended December 31, 2016 from $94.5 million for the year ended December 31, 2015, principally due to a decrease in the volume of resolutions as the size of our mortgage loan portfolio has declined. We resolved 475 mortgage loans in the year ended December 31, 2016 compared to resolutions and dispositions of 727 mortgage loans in the year ended December 31, 2015, primarily through short sales, foreclosure sales and other liquidation events. This decline was partially offset by net realized gains on increased loans sales during 2016, which increased to 1,975 mortgage loans sold from 824 mortgage loans sold during the years ended December 31, 2016 and 2015, respectively.

Net realized gain on sales of real estate

Net realized gains on sales of real estate increased to $117.6 million for the year ended December 31, 2016 from $50.9 million for the year ended December 31, 2015. This was principally due to an increase in realized gains recognized on the disposition of 2,668 REO properties during 2016 compared to 1,321 properties during 2015.

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

Selling costs and impairment

Real estate selling costs of REO held for sale were $23.2 million for the year ended December 31, 2016 compared to $33.6 million for the year ended December 31, 2015. We also recognized $33.2 million of valuation impairment on our real estate assets for the year ended December 31, 2016 compared to $36.5 million for the year ended December 31, 2015. In addition, we recognized $1.5 million of mortgage loan selling costs for the year ended December 31, 2016 compared to $2.1 million of mortgage loan selling costs for the year ended December 31, 2015.

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

Share-based compensation

Share-based compensation expense increased to $1.3 million for the year ended December 31, 2016 compared to $0.2 million for the year ended December 31, 2015, primarily due to awards being granted to employees of AAMC in August 2016 pursuant to the 2016 Equity Incentive Plan.

General and administrative expenses

General and administrative expenses increased slightly to $10.6 million from $10.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in general and administrative expenses was primarily due to increased legal and professional costs related to a proxy contest during 2016 and professional fees associated with various transactions, partially offset by reduced litigation-related expenses incurred during 2016.

We reimbursed expenses to AAMC of $0.8 million under the AMA related to the compensation and benefits of the general counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf during the year ended December 31, 2016, and we reimbursed $0.8 million for salaries and benefits attributable to AAMC’s personnel providing services on behalf of our business for the first quarter of 2015 that was due to AAMC under the previous AMA.

Management fees

We incurred $19.2 million of management fees for the year ended December 31, 2016 compared to $23.0 million for the year ended December 31, 2015. These fees included $17.3 million in base management fees and $1.8 million in conversion fees for the year ended December 31, 2016 that were due to AAMC under the AMA. During the year ended December 31, 2015, we recognized base management fees of $13.9 million and conversion fees of $1.0 million under the AMA as well as $8.0 million in management incentive fees under the previous AMA. No incentive management fee under the AMA was payable to AAMC under the AMA during 2016.

Other (expense) income

We recognized $0.8 million of other expense during the year ended December 31, 2016 related to the settlement of a proxy contest. We recognized $3.5 million of other income during the year ended December 31, 2015, reflecting a $1.5 million dividend received from NewSource in the third quarter of 2015 pursuant to the terms of our preferred stock investment and $2.0 million received from AAMC in the first quarter of 2015 pursuant to a professional fee sharing arrangement for negotiation of the AMA.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and cash equivalents of $113.7 million compared to $106.3 million as of December 31, 2016. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and to make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from loan liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Repurchase and Loan Agreements

At December 31, 2017, we were party to one repurchase agreement and seven loan agreements. Below is a description of each agreement outstanding during the year ended December 31, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of December 31, 2017. The maturity date of the CS Repurchase Agreement is November 16, 2018. At December 31, 2017, an aggregate of $189.2 million was outstanding under the CS Repurchase Agreement.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements) on December 31, 2017. The maturity date of the Nomura Loan Agreement is April 5, 2018. As of December 31, 2017, an aggregate of $102.8 million was outstanding under the Nomura Loan Agreement.

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

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $79.9 million. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME II Loan Agreement, our borrowings thereunder have increased to $83.3 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.75% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II. The HOME II Loan Agreement is also cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $87.8 million. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME III Loan Agreement, our borrowings thereunder have increased to $89.1 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.30% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is secured by the membership interests of HOME Borrower III and the properties and other assets of HOME Borrower III. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into the two separate loan agreements with entities sponsored by Amherst, pursuant to which we borrowed $114.2 million pursuant to the first loan agreement and $114.6 million pursuant to the second loan agreement (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022. The HOME IV Loan Agreements are secured by first priority mortgages on a portion of the properties acquired in the third and final closing under the HOME Flow Transaction.

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

As of December 31, 2017, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.6 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2017, an aggregate of $1.3 billion was outstanding under these repurchase and loan agreements.

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

Terms and covenants related to the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements

Under the terms of the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower, HOME Borrower II, HOME Borrower III, HOME Borrower IV and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. Each of the loan agreements require that the applicable borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower, HOME Borrower II, HOME Borrower III or HOME Borrower IV under their respective loan agreements in connection with the secured collateral.

Even though the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

Terms and covenants related to the Term Loan Agreement

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the

Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term Loan Agreement is outstanding. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices) ranging from 55% to 85% of the “asset value” of the mortgage loans and REO properties. The amounts borrowed under these agreements are subject to the application of “haircuts.” A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. As of December 31, 2017, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 8.8% of the carrying value of such assets. Under the CS Repurchase Agreement and the Nomura Loan Agreement, the “asset value” generally is an amount that is based on the market value of the mortgage loan or REO property as determined by the lender. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase and loan agreements from December 31, 2016 to December 31, 2017 is primarily due to new borrowings in conjunction with the HOME Flow Transaction, partially offset by reductions of our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans or the sale of pools of mortgage loans. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement increased slightly from 63.0% at December 31, 2016 to 63.1% at December 31, 2017. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements is 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement is 72% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash. See Note 7 to our consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of and for the years ended as indicated ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance outstanding at end of period	$1,282,428	$1,226,972	$767,513
Maximum month-end balance outstanding during the period	1,316,240	1,233,187	997,161
Weighted average balance	1,157,532	887,392	915,785
Amount of available funding at end of period	308,042	112,287	512,431

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

The following table sets forth data with respect to the ARLP 2015-1 notes as of December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to FYRLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of ASPS, entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with the acquisition of certain additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

Potential purchase price adjustments under the HOME Flow Transaction

Certain of the properties acquired on November 29, 2017 in the third and final closing under the HOME Flow Transaction are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price, or an aggregate of up to $18.3 million, related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial purchase price related to such properties at this time.

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Net cash used in operating activities	$(48,151)	$(113,133)	$(217,710)
Net cash provided by investing activities	621,206	567,528	489,948
Net cash used in financing activities	(540,790)	(462,440)	(214,418)
Total cash flows	$32,265	$(8,045)	$57,820

Net cash used in operating activities for the year ended December 31, 2017, 2016 and 2015 consisted primarily residential property operating expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees and management fees to AAMC, partially offset by rent payments received from tenants and net changes in operating assets and liabilities.

Net cash provided by investing activities for the year ended December 31, 2017, 2016 and 2015 consisted primarily of proceeds from mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties.

Net cash used in financing activities for the year ended December 31, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), repayments of the notes issued by the ARLP 2015-1 securitization trusts, payment of dividends and repurchases of common stock. Net cash used in financing activities for the year ended December 31, 2016 consisted primarily of repayments of the notes issued by two former securitization trusts, net repayments of repurchase and loan agreements (excluding the seller financing arrangement related to the HOME SFR Transaction), repurchases of common stock and the payment of dividends. Net cash used in financing activities for the year ended December 31, 2015 consisted primarily of net repayments of repurchase and loan agreements, payment of dividends and repurchases of common stock, partially offset by net proceeds from other secured borrowings.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2017, and did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2017 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Borrowings (1)	$1,282,428	$291,958	$—	$990,470	$—
Interest (2)	172,894	48,185	78,052	46,657	—
	$1,455,322	$340,143	$78,052	$1,037,127	$—
_____________

(1)	Maturities include applicable extensions.

(2)	Assumes interest rates as of December 31, 2017 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the AMA as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2017 or 2016.

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

Our taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment may be required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans, at fair value

At December 31, 2017, we hold a small portfolio of mortgage loans. We anticipate to resolve, sell or otherwise liquidate this portfolio through our ongoing resolution activities, which may include short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

Upon the acquisition of mortgage loans, we record the assets at fair value, which generally equals the purchase price we paid for the loans on the acquisition date. Subsequent to acquisition, the fair value of the mortgage loans may change as a result of servicing efforts, restructuring, changes in the condition of the underlying collateral or other factors. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

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

The carrying value of each loan is adjusted in each reporting period to the estimated fair value, which may be based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. Under this model, as a loan approaches resolution (i.e., modification or conversion to real estate owned), the resolution timeline for that loan decreases and costs embedded for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The change in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using BPOs.

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

Our mortgage loans also included our remaining re-performing residential mortgage loans that we initially acquired in June 2014, the last of which were sold in December 2017. Our re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition. Therefore, our re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

Under ASC Topic 310-30, we estimated cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determined the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows was referred to as the accretable yield, which represents the amount that was expected to be recorded as interest income over the remaining life of the loan pool.

Real estate assets

Our real estate assets consist of (i) residential properties held as rental units, (ii) residential properties that we acquired through the conversion of mortgage loans to REO that have not yet been placed in service as a rental or that do not meet the criteria to be classified as held for sale and (iii) residential properties that are held for sale.

Rental residential properties

We record rental residential properties at historical cost less accumulated depreciation. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components.

Certain of our rental residential properties may require renovation before being placed in service. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Purchases of residential properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that meet the definition of a business combination, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities.

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

Real estate owned

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

If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. Once an REO property is placed in rental service, we reclassify the property to rental residential property and allocate the carrying value between land and rental residential properties in our consolidated balance sheet.

If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds. Upon this determination, we reclassify the asset to real estate assets held for sale.

Real estate assets held for sale

Residential properties are classified as real estate assets held for sale when sale of the assets has been formally approved, the sale is expected to occur in the next twelve months and the property has been listed for sale. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The fair value of real estate assets held for sale is determined as the lesser of the BPO or the expected selling price (which we consider to be Level 3 inputs). The expected selling price may be based on the current listing price of the property.

Real estate impairment

We perform an impairment analysis of our real estate assets if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than the carrying amount. This analysis is performed at the property level using estimated cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. If the carrying amount of a property exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for excess of the carrying amount over the estimated fair value (in the case of rental residential properties and REO properties) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

For rental residential properties and real estate owned properties, we are not able to recover any previously recognized impairments should the estimated fair value subsequently improve. For real estate assets held for sale, we are able to recover impairments to the extent previously recognized in the event that the estimated fair value of impaired properties held for sale subsequently improves.

We generally estimate the fair value of real estate assets by using BPOs, and, for real estate assets held for sale, we also consider the expected selling price, which may be based on the current listing price of the property. In some instances, appraisal information may be available and is used in addition to BPOs. We engage third party vendors, including ASPS, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

We have established validation procedures to confirm the values we receive from third party vendors are consistent with our observations of market values. These validation procedures include establishing thresholds to identify changes in value that require further analysis. Our current policies require that we update the fair value estimate of each held-for-sale property at least every six months by obtaining a new BPO, and we obtain new BPOs for a portion of our held-for-use properties each year. These BPOs are subject to the review processes of our third party vendors. In addition, we generally perform further analysis when the value of the property per the new BPO varies from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in the valuation process. As part of this evaluation, our third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide us with a new property value reflecting the analysis they performed or confirm the BPO value we received, in which case we use the new property value or the validated BPO, respectively, for our fair value estimate of the property.

Revenue recognition

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. We may offer incentives from time to time to encourage prospective tenants to enter into a lease or current tenants whose leases are expiring to remain in our homes. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fee income is recognized when the amount of the fee is determinable and collectability is reasonably assured. Lease promotions and incentives are recognized on a straight-line basis over the terms of the related lease.

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts based on the aging of accounts receivable. Rents receivable and deferred rents receivable are written-off when we have deemed that the amounts are uncollectible.

Change in unrealized gains on mortgage loans

We recognize changes in unrealized gains on mortgage loans from three sources: conversions of mortgage loans to REO, changes in the fair value of mortgage loans and reclassifications of accumulated unrealized gains to realized upon the sale of mortgage loans or REO.

•
Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as change in unrealized gain on mortgage loans.

•
The carrying value of each loan is adjusted in each reporting period to the estimated fair value, which may be based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The change in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations.

•	Upon the liquidation of a mortgage loan or REO property, we reclassify previously accumulated unrealized gains to realized gains in our consolidated statement operations.

Net realized gain on mortgage loans

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

Net realized gain on sale of real estate

REO properties that do not meet our investment criteria are sold out of our TRS. The realized gain or loss recognized in the financial statements, including the reclassification of previously accumulated net unrealized gains, reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of single-family residential properties. The primary driver of the value of this asset class is the fair value of the underlying real estate.

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

To date, we have not hedged the risk associated with the residential mortgage loans and real estate underlying our portfolios. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our debt financing interest rate obligations. A portion of our debt financing is, and will likely continue to be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of such financing. To mitigate this risk, we have used, and may continue to use, derivative financial instruments, such as interest rate swaps and interest rate caps, in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We entered into an interest rate cap on September 29, 2016 in order to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. We will be reimbursed by the counterparty of the interest rate cap to the extent that the one-month LIBOR exceeds the strike rate based on the scheduled notional amount of the interest rate cap. We are also exposed to counterparty risk should the counterparty fail to meet its obligations under the terms of the agreement.

We currently borrow funds on our repurchase and loan facilities at variable rates. At December 31, 2017, we had $464.4 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated aggregate fair market value of this variable rate debt was $953.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $9.5 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pursuant to the approval of the Audit Committee of the Board of Directors (the “Audit Committee”), on May 19, 2017, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, and engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. The decision to dismiss Deloitte and engage EY was made as a result of a competitive bidding process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017.

Deloitte's report on the consolidated financial statements of the Company as of and for year ended December 31, 2016 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal year ended December 31, 2016 and the subsequent interim period from January 1, 2017 through May 19, 2017, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports. During the fiscal year ended December 31, 2016, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2016 and the subsequent interim period through May 19, 2017, neither the Company nor anyone on its behalf consulted with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on Internal Control over Financial Reporting
We have audited Front Yard Residential Corporation’s (formerly known as Altisource Residential Corporation) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Front Yard Residential Corporation (the Company) management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Front Yard Residential Corporation as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for year then ended, and the related notes and schedules and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2018

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders ( the “2018 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2017. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

Part IV

Item 15. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Front Yard Residential Corporation f/k/a Altisource Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 28, 2012).

2.2
Membership Interest Purchase and Sale Agreement, dated September 30, 2016, between MSR I, LP and Front Yard Residential, L.P. f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

2.3
Purchase and Sale Agreement, dated September 30, 2016, between Firebird SFE I, LLC and Front Yard Residential f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed on October 3, 2016).

2.4
Purchase and Sale Agreement, dated March 30, 2017, among Vaca Morada Partners, LP, MSR II, LP and Front Yard Residential, L.P. f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2017).

2.5
First Amendment to the Purchase and Sale Agreement, dated June 29, 2017, among Vaca Morada Partners, LP, MSR II, LP and Front Yard Residential, L.P. f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2017).

2.6
Second Amendment to the Purchase and Sale Agreement, dated November 29, 2017, among Vaca Morada Partners, LP, MSR II, LP and Front Yard Residential, L.P. f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed on December 5, 2017).

3.1	Articles of Restatement of Altisource Residential Corporation (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed on April 8, 2013).
3.2	Articles of Amendment of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed on February 9, 2018).
3.3
Amended and Restated By-laws of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on February 9, 2018).

10.1
Support Services Agreement, dated as of December 21, 2012, between Front Yard Residential Corporation f/k/a Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.2
Master Services Agreement, dated as of December 21, 2012, between Front Yard Residential Corporation f/k/a Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.3 †
Front Yard Residential Corporation f/k/a Altisource Residential Corporation Conversion Option Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.4
Front Yard Residential Corporation f/k/a Altisource Residential Corporation Special Conversion Option Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2012).

10.5
Master Repurchase Agreement and related Annexes, dated as of December 22, 2014, between Credit Suisse Securities (USA) LLC and ARNS, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.6
Flow Servicing Agreement, dated as of January 24, 2015, between Fay Servicing, LLC and Front Yard Residential L.P. f/k/a Altisource Residential, L.P. (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.7
Servicing Agreement, dated as of January 29, 2015, between Front Yard Residential, L.P. f/k/a Altisource Residential, L.P. and Servis One, Inc. d/b/a BSI Financial Services (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 2, 2015).

10.8
Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation f/k/a Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.9
Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation f/k/a Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.10
Guaranty, dated as of April 10, 2015 made by Front Yard Residential Corporation f/k/a Altisource Residential Corporation in favor of Nomura Corporate Funding Americas, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.11
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

10.12†
Front Yard Residential Corporation f/k/a Altisource Residential Corporation 2016 Equity Incentive Plan. (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2017)

10.13†
Form of Stock Option Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.14†
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.15
Agreement between Front Yard Residential Corporation f/k/a Altisource Residential Corporation and RESI Shareholders Group, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2016).

10.16
Property Management Services Agreement, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.17
Side Letter, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.18
Amendment and Waiver Agreement, dated September 30, 2016, by and among Front Yard Residential Corporation f/k/a Altisource Residential Corporation and Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.19
Loan Agreement, dated September 30, 2016, among Home SFR Borrower, LLC, as Borrower, MSR I, L.P., as a Lender, MSR II, L.P., as a Lender, and MSR Lender LLC, as Agent (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.20
Amended and Restated Loan Agreement, dated October 7, 2016, between Home SFR Borrower, LLC, as Borrower, and MSR Lender LLC, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 14, 2016).

10.21
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

10.22
Third Amended and Restated Guaranty made by Front Yard Residential Corporation f/k/a Altisource Residential Corporation in favor of Credit Suisse First Boston Mortgage Capital LLC, for the benefit of Credit Suisse AG, acting through its Cayman Islands Branch, Alpine Securitization LTD and other Buyers joined thereto from time to time, dated November 18, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 23, 2016).

10.23
Loan Agreement, dated March 30, 2017, among Home SFR Borrower II, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 5, 2017).

10.24
Credit and Security Agreement, dated April 6, 2017, between RESI TL1 Borrower, LLC; American Money Management Corporation, as Agent; and each Lender named a party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 12, 2017).

10.25
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of April 6, 2017, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC, ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC, ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC, ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC, ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC, ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC, ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC and ARLP REO 400, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 400, LLC and TRS Series of ARLP REO 400, LLC and ARLP REO 500, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 500, LLC and TRS Series of ARLP REO 500, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on April 12, 2017).

10.26
Loan Agreement, dated June 29, 2017, among Home SFR Borrower III, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2017).

10.27
Amended and Restated Loan Agreement, dated November 13, 2017, by and among Home SFR Borrower II, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, L.P., as a Lender, and Amherst SFR Lender LLC, as Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 17, 2017).

10.28
Amended and Restated Loan Agreement, dated November 13, 2017, by and among Home SFR Borrower III, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, L.P., as a Lender, and Amherst SFR Lender LLC, as Agent (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on November 17, 2017).

10.29
Loan Agreement (Tranche 3A), dated November 29, 2017, among Home SFR Borrower IV, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 5, 2017).

10.30
Loan Agreement (Tranche 3B), dated November 29, 2017, among Home SFR Borrower IV, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 5, 2017).

21 *	Schedule of Subsidiaries
23.1 *	Consent of Ernst and Young LLP
23.2 *	Consent of Deloitte & Touche LLP
24 *	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Yard Residential Corporation
March 1, 2018	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
March 1, 2018	By:	/s/ Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ David B. Reiner	Chairman of the Board of Directors	March 1, 2018
David B. Reiner
/s/ Michael A. Eruzione	Director	March 1, 2018
Michael A. Eruzione
/s/ William P. Wall	Director	March 1, 2018
William P. Wall
/s/ Rochelle R. Dobbs	Director	March 1, 2018
Rochelle R. Dobbs
/s/ Wade J. Henderson	Director	March 1, 2018
Wade J. Henderson
/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
Robin N. Lowe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Front Yard Residential Corporation (formerly known as Altisource Residential Corporation) (the Company) as of December 31, 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Front Yard Residential Corporation at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Adoption of ASU 2017-01
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for acquisitions in 2017 due to the adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Front Yard Residential Corporation (formerly Altisource Residential Corporation):

We have audited the accompanying consolidated balance sheet of Front Yard Residential Corporation (formerly Altisource Residential Corporation) and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. Our audits of the consolidated financial statements referred to in our aforementioned report also include the 2016 and 2015 information contained in the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of Front Yard Residential Corporation (formerly Altisource Residential Corporation) and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 9 of the consolidated financial statements, the Company has no employees and is reliant upon the performance of service providers, including Altisource Portfolio Solutions S.A. and Ocwen Financial Corporation, related parties through January 16, 2015, and Altisource Asset Management Corporation, a related party.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2016 and 2015 consolidated financial statements have been retrospectively adjusted for the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2017 (March 1, 2018 as to the effects of the adjustment to retrospectively apply the change in accounting described in Note 1)

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets:
Real estate held for use:
Land	$322,062	$220,800
Rental residential properties	1,381,110	926,320
Real estate owned	64,036	289,141
Total real estate held for use	1,767,208	1,436,261
Less: accumulated depreciation	(73,655)	(27,541)
Total real estate held for use, net	1,693,553	1,408,720
Real estate assets held for sale	75,718	133,327
Mortgage loans, at fair value	11,477	460,444
Mortgage loans held for sale	—	108,036
Cash and cash equivalents	113,666	106,276
Restricted cash	47,822	22,947
Accounts receivable, net	19,555	34,931
Prepaid expenses and other assets	12,758	10,166
Total assets	$1,974,549	$2,284,847
Liabilities:
Repurchase and loan agreements	$1,270,157	$1,220,972
Other secured borrowings	—	144,099
Accounts payable and accrued liabilities	55,639	51,442
Related party payables	4,151	5,266
Total liabilities	1,329,947	1,421,779

Commitments and contingencies (Note 8)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,447,950 and 53,667,631 shares issued and outstanding as of December 31, 2017 and 2016, respectively	534	537
Additional paid-in capital	1,181,327	1,182,245
Accumulated deficit	(537,259)	(319,714)
Total equity	644,602	863,068
Total liabilities and equity	$1,974,549	$2,284,847

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental revenues	$123,597	$48,563	$13,233
Change in unrealized gain on mortgage loans	(190,856)	(195,909)	88,829
Net realized gain on mortgage loans	84,024	85,990	94,493
Net realized gain on sales of real estate	76,913	117,617	50,932
Interest income	493	497	611
Total revenues	94,171	56,758	248,098
Expenses:
Residential property operating expenses	71,741	70,167	66,266
Real estate depreciation and amortization	61,601	27,027	7,472
Acquisition fees and costs	778	9,339	2,292
Selling costs and impairment	40,108	57,913	72,230
Mortgage loan servicing costs	10,683	34,595	62,346
Interest expense	59,582	53,868	53,694
Share-based compensation	4,139	1,287	184
General and administrative	10,994	10,556	10,105
Management fees to AAMC	17,301	19,175	22,966
Total expenses	276,927	283,927	297,555
Operating loss	(182,756)	(227,169)	(49,457)
Losses resulting from natural disasters	(6,021)	—	—
Insurance recoveries related to natural disasters	3,349	—	—
Other (expense) income	—	(750)	3,518
Loss before income taxes	(185,428)	(227,919)	(45,939)
Income tax expense	26	109	66
Net loss	$(185,454)	$(228,028)	$(46,005)

Loss per share of common stock – basic:
Loss per basic share	$(3.47)	$(4.18)	$(0.81)
Weighted average common stock outstanding – basic	53,493,523	54,490,979	56,843,028
Loss per share of common stock – diluted:
Loss per diluted share	$(3.47)	$(4.18)	$(0.81)
Weighted average common stock outstanding – diluted	53,493,523	54,490,979	56,843,028

Dividends declared per common share	$0.60	$0.75	$1.83

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	Number of Shares	Amount			Total Equity
December 31, 2014	57,192,212	$572	$1,227,091	$99,248	$1,326,911
Issuance of common stock, including stock option exercises	33,868	—	110	—	110
Repurchases of common stock	(1,645,075)	(16)	(24,967)	—	(24,983)
Dividends on common stock ($1.83 per share)	—	—	—	(103,860)	(103,860)
Share-based compensation	—	—	184	—	184
Net loss	—	—	—	(46,005)	(46,005)
December 31, 2015	55,581,005	556	1,202,418	(50,617)	1,152,357
Issuance of common stock, including stock option exercises	44,995	1	58	—	59
Repurchases of common stock	(1,958,369)	(20)	(21,518)	—	(21,538)
Dividends on common stock ($0.75 per share)	—	—	—	(41,069)	(41,069)
Share-based compensation	—	—	1,287	—	1,287
Net loss	—	—	—	(228,028)	(228,028)
December 31, 2016	53,667,631	537	1,182,245	(319,714)	863,068
Issuance of common stock, including stock option exercises	150,613	1	104	—	105
Repurchases of common stock	(370,294)	(4)	(5,161)	—	(5,165)
Dividends on common stock ($0.60 per share)	—	—	—	(32,091)	(32,091)
Share-based compensation	—	—	4,139	—	4,139
Net loss	—	—	—	(185,454)	(185,454)
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$644,602

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(185,454)	$(228,028)	$(46,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	190,856	195,909	(88,829)
Net realized gain on mortgage loans	(84,024)	(85,990)	(94,493)
Net realized gain on sales of real estate	(76,913)	(117,617)	(50,932)
Real estate depreciation and amortization	61,601	27,027	7,472
Selling costs and impairment	40,108	57,913	72,230
Accretion of interest on re-performing mortgage loans	—	(142)	(551)
Share-based compensation	4,139	1,287	184
Amortization of deferred financing costs and loan discounts	7,443	12,519	7,348
Losses resulting from natural disasters	6,021	—	—
Insurance recoveries related to natural disasters	(3,349)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,024)	1,650	(22,551)
Related party receivables	—	2,180	15,311
Deferred leasing costs	(311)	(550)	(88)
Prepaid expenses and other assets	(4,564)	(3,980)	(42)
Accounts payable and accrued liabilities	(565)	19,423	16,627
Related party payables	(1,115)	5,266	(33,391)
Net cash used in operating activities	(48,151)	(113,133)	(217,710)
Investing activities:
Investment in real estate	(135,101)	(299,556)	(119,977)
Investment in renovations	(38,067)	(53,394)	(27,410)
Real estate tax advances	(4,233)	(23,479)	(29,862)
Mortgage loan resolutions and dispositions	527,195	543,099	468,111
Mortgage loan payments	7,238	22,870	26,206
Disposition of real estate	264,174	378,043	154,880
Investment in derivative financial instrument	—	(55)	—
Disposition of preferred stock of affiliate	—	—	18,000
Net cash provided by investing activities	621,206	567,528	489,948
Financing activities:
Proceeds from exercise of stock options	243	83	212
Payment of tax withholdings on share-based compensation plan awards	(138)	(24)	(102)
Repurchase of common stock	(5,165)	(21,538)	(24,983)
Dividends on common stock	(32,162)	(38,286)	(98,334)
Proceeds from issuance of other secured borrowings	—	—	220,931
Repayments of other secured borrowings	(144,971)	(361,544)	(54,823)
Proceeds from repurchase and loan agreements	112,317	793,392	347,077
Repayments of repurchase and loan agreements	(462,808)	(823,192)	(594,564)
Payment of deferred financing costs and loan discounts	(8,106)	(11,331)	(9,832)
Net cash used in financing activities	(540,790)	(462,440)	(214,418)
Net change in cash, cash equivalents and restricted cash	32,265	(8,045)	57,820
Cash, cash equivalents and restricted cash as of beginning of the period	129,223	137,268	79,448
Cash, cash equivalents and restricted cash as of end of the period	$161,488	$129,223	$137,268

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation (formerly Altisource Residential Corporation) Consolidated Statements of Cash Flows (continued) (In thousands)
	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$52,885	$39,838	$47,286
Income taxes	28	180	52

Non-cash transactions:
Seller financing of assets acquired	$401,211	$489,259	$—
Transfer of mortgage loans to real estate owned, net	40,436	206,987	470,221
Transfer of mortgage loans at fair value to mortgage loans held for sale	451,317	195,461	535,836
Change in accrued capital expenditures	2,245	(3,212)	(1,388)
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	(6,152)	(4,945)	(592)
Changes in receivables from real estate owned dispositions	(13,456)	(4,377)	15,252
Dividends declared but not paid	8,275	8,341	5,526

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Notes to Consolidated Financial Statements
December 31, 2017

1. Organization and Basis of Presentation

Front Yard Residential Corporation, (“we,” “our,” “us,” or the “Company”), is a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P. (“FYRLP”), and its subsidiaries. On December 21, 2012, we became a stand-alone publicly traded company with an initial capital contribution of $100 million.

Effective February 21, 2018, we changed our name from Altisource Residential Corporation to Front Yard Residential Corporation.

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. In 2015, we commenced the disposition of mortgage loans and real estate owned (“REO”) properties that we had previously acquired in order to create additional liquidity and purchasing power to continue building our rental portfolio. As of December 31, 2017, we had disposed of the substantial majority of our remaining mortgage loan portfolio and REO properties and had increased our rental portfolio to approximately 12,000 homes.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). As we do not have any employees, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our remaining residential mortgage loans and REO properties. See Note 9 for a description of this related-party relationship.

We have property management contracts with two separate third-party service providers for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. Also, we have servicing agreements with two separate mortgage loan servicers with respect to the servicing of our mortgage loans held throughout the year and those remaining mortgage loans in our portfolio. If the service providers under these agreements are unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

Altisource Portfolio Solutions S.A. (“ASPS”), one of our property management service providers, and Ocwen Financial Corporation (“Ocwen”), a former mortgage servicer, were related parties until January 16, 2015 (see Note 9).

Basis of presentation and use of estimates

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries and variable interest entities (“VIEs”) of which we are the primary beneficiary are included, and all intercompany accounts and transactions have been eliminated. For more information on our consolidation policy, see Note 2.

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

Recently issued accounting standards

Adoption of recent accounting standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We adopted the provisions of ASU 2017-01 effective January 1, 2017. Although this adoption had no significant effect on our previously reported consolidated financial information, our acquisitions made during 2017 were considered purchases of assets, and we expect that the majority of our future acquisitions of SFR properties will no longer meet the definition of a business under the amended guidance. As a result, for our future SFR acquisitions that do not meet the definition of a business, we expect to capitalize certain acquisition costs that would have otherwise been expensed in the period incurred.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, the Company has adopted the provisions of ASU 2016-18. As a result of this adoption, the Company has retrospectively reclassified $2.4 million and $7.3 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the years ended December 31, 2016 and 2015, respectively, to be consistent with the current presentation. Restricted cash balances include amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to our repurchase and loan agreements and other secured borrowings.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. Our adoption of this amendment on January 1, 2017 did not have a significant effect on our consolidated financial statements.

Recently issued accounting standards not yet adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this standard on January 1, 2019, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption during an interim period. We adopted this standard on January 1, 2018, and this adoption had no material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We adopted this standard on January 1, 2018, and this adoption had no material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption during an interim period. The amendments in ASU 2016-16 should be applied on a modified retrospective transition basis. We adopted this standard on January 1, 2018, and this adoption had no material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The amendments in ASU 2016-15 should be applied on a modified retrospective transition basis. We adopted this standard on January 1, 2018, and this adoption had no material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We expect to adopt this standard on January 1, 2020. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. In September 2017, FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU No. 2016-02. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We expect to adopt this standard on January 1, 2019. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-01 should be applied by means of a cumulative-

effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted this standard on January 1, 2018, and this adoption had no material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We have substantively completed our analysis of the impact of this standard. Effective upon our adoption of this standard on January 1, 2018, management intends to prospectively classify net realized gains on sales of real estate as a component of other income, outside of operating income or loss. Revenues from rental activities are outside of the scope of ASU 2014-09 and, therefore, will not be materially impacted. We intend to apply this amendment using the modified retrospective method.

2. Summary of Significant Accounting Policies

Cash equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

Consolidations

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest, which consists entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of December 31, 2017. Our former securitization trusts were determined to be VIEs and were consolidated in our financial statements prior to their termination, the last of which terminated in the second quarter of 2017.

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

Comprehensive income

We have no items of comprehensive income (loss). Therefore, comprehensive income (loss) equals net income (loss), and separate statements of comprehensive income (loss) are not presented as part of our consolidated financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common stock outstanding for the period plus the dilutive effect of stock options and restricted stock outstanding using the treasury stock method.

Fees under the asset management agreement

In accordance with the asset management agreement, we compensate AAMC, a related party, on a quarterly basis for its efforts in the management of our business. We recognize these fees in the fiscal quarter in which they are incurred by us and earned by AAMC. Refer to Note 9 for details of the fee structure under the asset management agreement.

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

Our taxable REIT subsidiaries (each a “TRS”) are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment may be required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans, at fair value

At December 31, 2017, we hold a small portfolio of mortgage loans. We anticipate to resolve, sell or otherwise liquidate this portfolio through our ongoing resolution activities, which may include short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

Upon the acquisition of mortgage loans, we record the assets at fair value, which generally equals the purchase price we paid for the loans on the acquisition date. Subsequent to acquisition, the fair value of the mortgage loans may change as a result of servicing efforts, restructuring, changes in the condition of the underlying collateral or other factors. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

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

The carrying value of each loan is adjusted in each reporting period to the estimated fair value, which may be based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. Under this model, as a loan approaches resolution (i.e., modification or conversion to real estate owned), the resolution timeline for that loan decreases and costs embedded for loan servicing, foreclosure costs and property insurance are incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increase the fair value of the loan. The change in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations.

We also recognize unrealized gains and losses in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurs when we have obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned is estimated using broker price opinions (“BPOs”).

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

Our mortgage loans also included our remaining re-performing residential mortgage loans that we initially acquired in June 2014, the last of which were sold in December 2017. Our re-performing loans were initially acquired for investment and had evidence of deteriorated credit quality at the time of acquisition. Therefore, our re-performing loans are accounted for in accordance with the provisions of ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, acquired loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. A pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. These re-performing loans were determined to have common risk characteristics and have been accounted for as a single loan pool.

Under ASC Topic 310-30, we estimated cash flows expected to be collected, adjusted for expected prepayments and defaults expected to be incurred over the life of the loan pool. We determined the excess of the loan pool's contractually required principal and interest payments over the expected cash flows as an amount that should not be accreted, the nonaccretable yield. The difference between expected cash flows and the present value of the expected cash flows was referred to as the accretable yield, which represents the amount that was expected to be recorded as interest income over the remaining life of the loan pool.

Real estate assets

Our real estate assets consist of (i) residential properties held as rental units, (ii) residential properties that we acquired through the conversion of mortgage loans to REO that have not yet been placed in service as a rental or that do not meet the criteria to be classified as held for sale and (iii) residential properties that are held for sale.

Rental residential properties

We record rental residential properties at historical cost less accumulated depreciation. The cost basis of residential rental properties is depreciated using the straight-line method over an estimated useful life of three to 27.5 years based on the nature of the components.

Certain of our rental residential properties may require renovation before being placed in service. Interest and other carrying costs incurred during the renovation period are capitalized until the property is ready for its intended use. Expenditures for ordinary maintenance and repairs are charged to expense as incurred.

Purchases of residential properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities (including in-place leases and above and below-market leases). For acquisitions that meet the definition of a business combination, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities.

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

Real estate owned

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

If an REO property meets our rental profile, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications. Once an REO property is placed in rental service, we reclassify the property to rental residential property and allocate the carrying value between land and rental residential properties in our consolidated balance sheet.

If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds. Upon this determination, we reclassify the asset to real estate assets held for sale.

Real estate assets held for sale

Residential properties are classified as real estate assets held for sale when sale of the assets has been formally approved, the sale is expected to occur in the next twelve months and the property has been listed for sale. We record residential properties held for sale at the lower of the carrying amount or estimated fair value less costs to sell. The fair value of real estate assets held for sale is determined as the lesser of the BPO or the expected selling price (which we consider to be Level 3 inputs). The expected selling price may be based on the current listing price of the property.

Real estate impairment

We perform an impairment analysis of our real estate assets if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or a decline in market value to an amount less than the carrying amount. This analysis is performed at the property level using estimated cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. If the carrying amount of a property exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for excess of the carrying amount over the estimated fair value (in the case of rental residential properties and REO properties) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

For rental residential properties and real estate owned properties, we are not able to recover any previously recognized impairments should the estimated fair value subsequently improve. For real estate assets held for sale, we are able to recover impairments to the extent previously recognized in the event that the estimated fair value of impaired properties held for sale subsequently improves.

We generally estimate the fair value of real estate assets by using BPOs, and, for real estate assets held for sale, we also consider the expected selling price, which may be based on the current listing price of the property. In some instances, appraisal information may be available and is used in addition to BPOs. We engage third party vendors, including ASPS, to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

We have established validation procedures to confirm the values we receive from third party vendors are consistent with our observations of market values. These validation procedures include establishing thresholds to identify changes in value that require further analysis. Our current policies require that we update the fair value estimate of each held-for-sale property at least every six months by obtaining a new BPO, and we obtain new BPOs for a portion of our held-for-use properties each year. These BPOs are subject to the review processes of our third party vendors. In addition, we generally perform further analysis when the value of the property per the new BPO varies from the old BPO by 25% or $75,000 per property. If a newly obtained BPO varies from the old BPO by this established threshold, we perform additional procedures to ensure the BPO accurately reflects the current fair value of the property. These procedures include engaging additional third party vendors to compare the old BPOs to the new BPOs and to assist us in evaluating the appropriateness of comparable properties and property-specific characteristics used in the valuation process. As part of this evaluation, our third party vendors often discuss the differing BPOs with the providing brokers to ensure that proper comparable properties have been identified. These third party vendors also compare the BPOs to past appraisals, if any, of the property to ensure the BPOs are in line with those appraisals. Following the consideration and reconciliation of the BPOs, the third party provider may provide us with a new property value reflecting the analysis they performed or confirm the BPO value we received, in which case we use the new property value or the validated BPO, respectively, for our fair value estimate of the property.

Leasing costs

Expenditures directly related to successful leasing efforts, such as lease commissions, are capitalized as a leasing cost and are included in prepaid expenses and other assets on the accompanying consolidated balance sheet at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are from one to two years.

Revenue recognition

Rental revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue commences when the customer takes control of the leased premises. We may offer incentives from time to time to encourage prospective tenants to enter into a lease or current tenants whose leases are expiring to remain in our homes. Deferred rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fee income is recognized when the amount of the fee is determinable and collectability is reasonably assured. Lease promotions and incentives are recognized on a straight-line basis over the terms of the related lease.

Rents receivable and deferred rents receivable are reduced by an allowance for amounts that become uncollectible. We regularly evaluate the adequacy of our allowance for doubtful accounts based on the aging of accounts receivable. Rents receivable and deferred rents receivable are written-off when we have deemed that the amounts are uncollectible.

Change in unrealized gains on mortgage loans

We recognize changes in unrealized gains on mortgage loans from three sources: conversions of mortgage loans to REO, changes in the fair value of mortgage loans and reclassifications of accumulated unrealized gains to realized upon the sale of mortgage loans or REO.

•
Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, is recorded in our statement of operations as change in unrealized gain on mortgage loans.

•
The carrying value of each loan is adjusted in each reporting period to the estimated fair value, which may be based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The change in the value of the loan is recognized in change in unrealized gain on mortgage loans in our consolidated statements of operations.

•	Upon the liquidation of a mortgage loan or REO property, we reclassify previously accumulated unrealized gains to realized gains in our consolidated statement operations.

Net realized gain on mortgage loans

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

Net realized gain on sale of real estate

REO properties that do not meet our investment criteria are sold out of our TRS. The realized gain or loss recognized in the financial statements, including the reclassification of previously accumulated net unrealized gains, reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion.

Restricted cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as security deposits from tenants, escrows and reserves for debt service established pursuant to certain of our repurchase and loan agreements.

Share-based compensation

The fair value of share-based awards to our directors and non-employees is recorded as expense on a straight-line basis over the vesting period for the award with an offsetting increase in shareholders' equity. For restricted stock grants to our directors, the fair value is determined based upon the share price on the grant date. For restricted stock grants to non-employees, the fair value is based on the share price when the shares vest, which requires the amount to be adjusted in each subsequent reporting period based on the fair value of the award at the end of the reporting period until the award has vested. For stock options issued to non-employees, we use a Monte Carlo simulation until each market hurdle is met. Subsequent to the market hurdle being met, we calculate the fair value of non-employee stock options issued based on the Black-Scholes model.

Forfeitures of share-based awards are recognized as they occur.

3. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions, including those accounted for as business combinations

HOME Flow Transaction

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in three separate closings. These acquisitions were accounted for as purchases of assets pursuant to our adoption of ASU 2017-01 effective January 1, 2017.

•
In the first closing on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million. The purchase price was initially funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement,” see Note 7), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand. We capitalized $1.5 million of acquisition fees and costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.4 million based on the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

•
In the second closing on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. The purchase price was initially funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 7), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition fees and costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.0 million based on the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date.

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements,” see Note 7), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand. We capitalized $1.9 million of acquisition fees and costs related to this portfolio acquisition. The value of in-place leases was estimated at $5.9 million based on the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. Certain of the properties are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement. Because such future valuation of the properties is unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time (see Note 8).

For each closing under the HOME Flow Transaction, we allocated the purchase price, including capitalized acquisition fees and costs, based on the relative fair value of the properties acquired as follows ($ in thousands):

	HOME Borrower II	HOME Borrower III	HOME Borrower IV
Land	$20,668	$22,549	$58,957
Rental residential properties (1)	84,942	93,802	242,110
Prepaid expenses and other assets (2)	2,380	2,018	5,894
Total allocation of purchase price	$107,990	$118,369	$306,961
________

(1)	Includes building, site improvements and furniture, fixtures and equipment.

(2)	Represent estimated lease-in-place intangible asset.

HOME SFR Transaction

On September 30, 2016, FYRLP acquired a portfolio of 4,262 SFR properties (the “HOME SFR Transaction”) for an aggregate purchase price of $652.3 million in two separate seller-financed transactions. In the first transaction, FYRLP acquired 3,868 of the 4,262 properties through its entry into a Membership Interest Purchase and Sale Agreement (the “MIPA”) with MSR I, LP (“MSR I”). Pursuant to the MIPA, FYRLP acquired from MSR I 100% of the membership interests of HOME SFR Equity Owner, LLC (“HOME Equity”), a newly formed special purpose entity and sole equity owner of HOME SFR Borrower, LLC (“HOME Borrower”), which owned the 3,868 SFR properties. Following the consummation of the transaction, HOME Equity and HOME Borrower became indirect, wholly owned subsidiaries of the Company. In the second transaction, FYRLP entered into a Purchase and Sale Agreement (the “PSA”) with Firebird SFE I, LLC, an independent, wholly owned subsidiary of MSR II, LP. Pursuant to the PSA, HOME Borrower, as assignee from FYRLP, acquired the remaining 394 of the 4,262 properties. At the time of acquisition, the purchase meet the definition of, and was accounted for as, a business combination.

We recognized acquisition fees and costs related to the HOME SFR Transaction of $3.9 million. The value of in-place leases was estimated at $9.8 million based on the costs we would have incurred to lease the properties and was being amortized over the weighted average remaining life of the leases, which was approximately seven months as of date of the HOME SFR Transaction.

The following table sets forth the allocation of the estimated fair value of the assets acquired as well as the source of funds related to the HOME SFR Transaction ($ in thousands):

Estimated fair value of assets acquired:
Land	$123,793
Rental residential properties	499,307
Real estate owned	19,437
Prepaid expenses and other assets (1)	9,809
Total allocation of purchase price	$652,346

Source of funds:
Cash on hand	$163,087
Debt financing (Note 7)	489,259
Total purchase price	$652,346
________

(1)	Represent estimated lease-in-place intangible asset.

Other Acquisitions

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition fees and costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million, based upon the weighted average remaining life of the leases of seven months as of the acquisition date.

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

During the years ended December 31, 2017, 2016 and 2015, we acquired 27, 714 and 98 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $2.7 million, $71.8 million and $8.6 million, respectively.

Supplemental pro forma financial information (unaudited) of the HOME SFR Transaction

The following supplemental pro forma financial information, which is required for significant acquisitions of operating properties that meet the definition of a business combination, summarizes our results of operations as if the HOME SFR Transaction occurred on January 1, 2015 as follows ($ in thousands, except per share amounts):

	Year ended December 31, 2016	Year ended December 31, 2015
Unaudited pro forma revenues	$97,735	$294,534
Unaudited pro forma net loss	(230,449)	(72,071)
Loss per share of common stock - basic:
Loss per basic share	$(4.23)	$(1.27)
Weighted average common stock outstanding - basic	54,490,979	56,843,028
Loss per share of common stock - diluted:
Loss per diluted share	$(4.23)	$(1.27)
Weighted average common stock outstanding - diluted	54,490,979	56,843,028

The following table presents the pro forma adjustments included for each period ($ in thousands):

	Year ended December 31, 2016	Year ended December 31, 2015
Revenues from consolidated statements of operations	$56,758	$248,098
Add: historical revenues of acquired properties not reflected in consolidated statements of operations	40,977	46,436
Unaudited pro forma revenues	$97,735	$294,534

Net loss from consolidated statements of operations	$(228,028)	$(46,005)
Plus: historical net income of acquired properties not reflected in consolidated statements of operations	25,578	27,966
Less: pro forma real estate depreciation and amortization	(11,363)	(30,438)
Less: pro forma interest expense	(14,016)	(18,949)
Less: pro forma management fees	(2,620)	(4,645)
Unaudited pro forma net loss	$(230,449)	$(72,071)

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

Real estate dispositions

During the years ended December 31, 2017, 2016 and 2015, we sold 1,710, 2,668 and 1,321 REO properties, respectively. In connection with these sales, we received proceeds of $250.7 million, $373.7 million and $170.1 million, respectively, and recorded $76.9 million, $117.6 million and $50.9 million, respectively, of net realized gain on sales of real estate.

Mortgage loans

Mortgage loan dispositions and resolutions

During the years ended December 31, 2017, 2016 and 2015, we sold 2,982, 1,975 and 824 mortgage loans, respectively, to third party purchasers. In addition, we resolved 133, 475 and 590 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received proceeds of $521.2 million, $534.4 million and $466.9 million, respectively, and recorded $84.0 million, $86.0 million and $94.5 million of net realized gains on sales of mortgage loans during the years ended December 31, 2017, 2016 and 2015, respectively.

Transfers of mortgage loans to real estate owned

During the years ended December 31, 2017, 2016 and 2015, we transferred an aggregate of 248, 1,112 and 2,443 mortgage loans to REO at an aggregate fair value based on BPOs of $40.4 million, $207.0 million and $470.2 million, respectively. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $15.1 million, $46.0 million, and $91.3 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table presents the components of the change in unrealized gain on mortgage loans for the year ended December 31, 2017 ($ in thousands):

Year Ended December 31, 2017
Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$15,067
Change in fair value, net	1,514
Reclassification to realized gain or loss	(207,437)
Total change in unrealized gain on mortgage loans	$(190,856)

4. Real Estate Assets

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. During the year ended December 31, 2017, our consolidated statement of operations reflects an estimated total net loss of $2.7 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million. We may record additional losses or receive additional insurance recoveries in future periods as property inspections and repairs are completed and insurance claims are confirmed. In addition, we experienced lost revenue during the third and fourth quarter of 2017 related to lost rents at certain affected properties, and we expect to recover a portion of this lost revenue from our business interruption insurance.

Real estate held for use

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent and 534 were in varying stages of renovation and unit turn status. With respect to the remaining 266 REO properties, we are in the process of determining whether these properties meet our rental profile.

As of December 31, 2016, we had 9,939 single-family residential properties held for use. Of these properties, 7,293 had been leased, 703 were listed and ready for rent and 607 were in various stages of renovation. With respect to the remaining 1,336 REO properties, we were in the process of determining whether these properties would meet our rental profile.

We generally rent our SFR properties under non-cancelable leases with a term of one to two years. Future minimum rental revenues under leases existing for the 10,850 properties that were leased as of December 31, 2017 are as follows ($ in thousands):

2018	$77,777
2019	19,014
2020	614
2021	—
2022 and thereafter	—
$97,405

During the years ended December 31, 2017, 2016 and 2015, we recognized $3.0 million, $7.4 million and $3.5 million, respectively, of impairment on real estate held for use, which primarily related to our properties under evaluation for rental strategy.

Real estate held for sale

As of December 31, 2017 and 2016, our real estate held for sale included 333 and 594 REO properties, respectively, having an aggregate carrying value of $75.7 million and $133.3 million, respectively. Management has determined to divest these properties because they do not meet our residential rental property investment criteria.

During the years ended December 31, 2017, 2016 and 2015, we recognized $17.3 million, $25.8 million and $33.0 million, respectively, of net impairment on our real estate held for sale.

5. Mortgage Loans at Fair Value

As of December 31, 2017, we had sold the substantial majority of our mortgage loan portfolio, leaving 111 mortgage loans remaining in our portfolio. The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2017 and 2016 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
December 31, 2017
Current	17	$1,528	$2,380	$3,156
30	1	51	139	70
60	3	304	344	630
90	23	720	7,674	6,498
Foreclosure	67	8,874	18,813	20,820
Mortgage loans at fair value	111	$11,477	$29,350	$31,174

December 31, 2016
Current	211	$33,992	$45,568	$58,842
30	66	7,898	11,836	13,576
60	34	4,444	6,364	7,536
90	400	48,338	82,705	91,772
Foreclosure	2,180	365,772	551,243	574,546
Mortgage loans at fair value	2,891	$460,444	$697,716	$746,272

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

Re-performing residential mortgage loans

As of December 31, 2017, we had divested our reperforming loans. As of December 31, 2016, our re-performing loans had a UPB of $5.7 million and a carrying value of $3.7 million, which was included in mortgage loans held for sale.

For the years ended December 31, 2017, 2016, and 2015, we recognized no provision for loan loss and no adjustments to the amount of the accretable yield for our re-performing residential mortgage loans.

The following table presents changes in the balance of the accretable yield for the periods indicated ($ in thousands):

Accretable Yield	Year ended December 31, 2017	Year ended December 31, 2016
Balance at the beginning of the period	$1,757	$2,146
Payments and other reductions, net	(1,757)	(247)
Accretion	—	(142)
Balance at the end of the period	$—	$1,757

6. Fair Value of Financial Instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2017 and 2016 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$11,477	$—	$—	$11,477
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,270,157	—	1,276,315	—

December 31, 2016
Recurring basis (assets)
Mortgage loans at fair value	$460,444	$—	$—	$460,444
Not recognized on consolidated balance sheets at fair value (assets)
Mortgage loans held for sale	108,036	—	—	108,036
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,220,972	—	1,226,972	—
Other secured borrowings	144,099	—	144,971	—

We have not transferred any assets from one level to another level during the years ended December 31, 2017 and 2016.

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities and related party payables are equal to or approximate fair value. The fair values of mortgage loans at fair value are estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt. The fair value of other secured borrowings was estimated using observable market data.

The following table sets forth the changes in our mortgage loans for the year ended December 31, 2017 ($ in thousands):

Year ended December 31, 2017
Mortgage loans at fair value, beginning of the year	460,444
Mortgage loans held for sale, beginning of the year	108,036
Mortgage loans, beginning of the year	568,480
Change in unrealized gain on mortgage loans	(76,340)
Net realized gain on mortgage loans	84,024
Mortgage loan dispositions, resolutions and payments	(526,670)
Real estate tax advances to borrowers	3,763
Selling costs on loans held for sale	(1,344)
Transfer of mortgage loans at fair value to real estate owned, net	(40,436)
Ending balance	11,477

Change in unrealized gain on mortgage loans held at the end of the period	(5,911)

The following table sets forth the changes in our mortgage loans at fair value on a recurring basis ($ in thousands):

Year ended December 31, 2016
Mortgage loans at fair value
Beginning balance	$960,534
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	(195,461)
Change in unrealized gain on mortgage loans	(409)
Net realized gain on mortgage loans	35,760
Mortgage loan dispositions, resolutions and payments	(151,029)
Real estate tax advances to borrowers	18,013
Transfer of mortgage loans at fair value to real estate owned, net	(206,964)
Ending balance	$460,444

Change in unrealized gain on mortgage loans held at the end of the period	$(46,281)

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	December 31, 2017	December 31, 2016
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-1.71% to 9.07%	-11.2% to 15.1%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — rental	0%	0%
Loan resolution probabilities — liquidation	49.5% to 100%	31.8% to 100%
Loan resolution probabilities — paid in full	0% to 47.4%	0% to 66.2%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.8
Value of underlying properties	$45,000 to $2,250,000	$3,500 to $4,600,000

7. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of December 31, 2017, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 4.48%, excluding amortization of premium on loan agreements and deferred issuance costs.

At December 31, 2017, we were party to one repurchase agreement and seven loan agreements. Below is a description of each agreement outstanding during the year ended December 31, 2017:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of December 31, 2017. We pay interest on the outstanding principal balance monthly based on CS's cost of funds plus a fixed component spread of 2.75%. The maturity date of the CS Repurchase Agreement is November 16, 2018. At December 31, 2017, an aggregate of $189.2 million was outstanding under the CS Repurchase Agreement.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($100.0 million of which is uncommitted but available to us subject to our meeting certain eligibility requirements) on December 31, 2017. We pay interest on the outstanding principal balance monthly based on one-month LIBOR plus a fixed component spread of 3.25%. The maturity date of the Nomura Loan Agreement is April 5, 2018. As of December 31, 2017, an aggregate of $102.8 million was outstanding under the Nomura Loan Agreement.

•
In connection with the seller financing related to the HOME SFR Transaction, we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan, composed of eight floating rate components, interest on each of which is computed monthly based on one-month LIBOR plus a fixed component spread of 3.25%. HOME

Borrower pays interest on the outstanding principal balance monthly. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $79.9 million. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME II Loan Agreement, our borrowings thereunder have increased to $83.3 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.75% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower II pays interest on the outstanding principal balance monthly. HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II. The HOME II Loan Agreement is also cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $87.8 million. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME III Loan Agreement, our borrowings thereunder have increased to $89.1 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.30% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower III pays interest on the outstanding principal balance monthly. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is secured by the membership interests of HOME Borrower III and the properties and other assets of HOME Borrower III. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into the two separate loan agreements with entities sponsored by Amherst, pursuant to which we borrowed $114.2 million pursuant to the first loan agreement and $114.6 million pursuant to the second loan agreement (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022. HOME Borrower IV pays interest on the outstanding principal balance monthly. The HOME IV Loan Agreements are secured by first priority mortgages on a portion of the properties acquired in the third and final closing under the HOME Flow Transaction.

•
On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement. Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties. The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%. TL1 Borrower pays interest on the outstanding principal balance monthly.

As of December 31, 2017, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.6 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of December 31, 2017, an aggregate of $1.3 billion was outstanding under these repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2017 and 2016 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
December 31, 2017
CS Repurchase Agreement due November 16, 2018	$350,000	$281,722	$189,173	$160,827
Nomura Loan Agreement due April 5, 2018	250,000	169,521	102,785	147,215
MSR Loan Agreement due November 9, 2018	489,259	622,065	489,259	—
HOME II Loan Agreement due November 9, 2019	83,270	103,324	83,270	—
HOME III Loan Agreement due November 9, 2019	89,150	114,698	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	149,698	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	150,718	114,590	—
Term Loan Agreement due April 6, 2022	100,000	116,250	100,000	—
Less: unamortized loan discount	—	—	(6,158)	—
Less: deferred debt issuance costs	—	—	(6,113)	—
	$1,590,470	$1,707,996	$1,270,157	$308,042
December 31, 2016
CS Repurchase Agreement due November 17, 2017	$600,000	$902,339	$582,659	$17,341
Nomura Loan Agreement due April 6, 2017	250,000	238,142	155,054	94,946
MSR Loan Agreement due November 9, 2018	489,259	638,799	489,259	—
Less: deferred debt issuance costs	—	—	(6,000)	—
	$1,339,259	$1,779,280	$1,220,972	$112,287

Our business model relies to a significant degree on both short-term financing and longer duration asset-backed financing arrangements, and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer-term facilities and (2) continue to liquidate non-rental REO properties and certain mortgage loans, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and obtaining additional financing with new counterparties and our ongoing relationships with lenders.

The following table presents the principal amount of our debt due at maturity by year, including applicable extensions ($ in thousands):

2018	291,958
2019	—
2020	—
2021	489,259
2022 and thereafter	501,211
1,282,428

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

Terms and covenants related to the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements

Under the terms of the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower, HOME Borrower II, HOME Borrower III, HOME Borrower IV and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders. Each of the loan agreements require that the applicable borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on the indebtedness each entity can incur, limitations on sales and dispositions of the properties collateralizing the respective loan agreements, minimum net asset requirements and various restrictions on the use of cash generated by the operations of such properties while the respective loan agreements are outstanding. Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower, HOME Borrower II, HOME Borrower III or HOME Borrower IV under their respective loan agreements in connection with the secured collateral.

Even though the MSR Loan Agreement, the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

Terms and covenants related to the Term Loan Agreement

The Term Loan Agreement requires that the TL1 Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including, without limitation, reporting requirements to the agent; maintenance of minimum levels of liquidity, indebtedness and tangible net worth; limitations on sales and dispositions of the properties collateralizing the Term Loan Agreement and various restrictions on the use of cash generated by the operations of the properties while the Term Loan Agreement is outstanding. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value. The Term Loan Agreement also includes customary events of default, the occurrence of which would allow the lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Other secured borrowings

On June 29, 2015, we completed a securitization transaction in which ARLP Securitization Trust, Series 2015-1 (“ARLP 2015-1”), a VIE of which we were the primary beneficiary and therefore consolidated in our financial statements, issued $205.0 million in ARLP 2015-1 Class A Notes with a weighted coupon of approximately 4.01% and $60.0 million in ARLP 2015-1 Class M Notes. In May 2017, we repaid all of the notes issued under ARLP 2015-1 and concurrently terminated the securitization.

The following table sets forth data with respect to the ARLP 2015-1 notes as of December 31, 2016 ($ in thousands):

	Interest Rate	Amount Outstanding
December 31, 2016
ARLP Securitization Trust, Series 2015-1
ARLP 2015-1 Class A Notes due May 25, 2055	4.01%	178,971
ARLP 2015-1 Class M Notes due May 25, 2044	—%	60,000
Intercompany eliminations
Elimination of ARLP 2015-1 Class A Notes due to ARNS, Inc.		(34,000)
Elimination of ARLP 2015-1 Class M Notes due to FYRLP		(60,000)
Less: deferred debt issuance costs		(872)
		$144,099

8. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2017 or which settled during 2017:

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

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of ASPS, entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permits us to utilize the property management services of MSR in connection with the acquisition of certain additional properties if we acquire such additional properties from an investment fund or other entity affiliated with Amherst in one or more transactions prior to an agreed-upon date The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

Potential purchase price adjustments under the HOME Flow Transaction

Certain of the properties acquired on November 29, 2017 in the third and final closing under the HOME Flow Transaction are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price, or an aggregate of up to $18.3 million, related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates of the properties are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial purchase price related to such properties at this time.

9. Related-party Transactions

Through January 16, 2015, William C. Erbey served as our Chairman as well as the Executive Chairman of Ocwen, Chairman of ASPS and Chairman of AAMC. Effective January 16, 2015, Mr. Erbey stepped down as the Executive Chairman of Ocwen and Chairman of each of the Company, ASPS and AAMC and is no longer a member of the Board of Directors for any of these companies. Accordingly, at that point, Ocwen and ASPS were no longer considered related parties of Front Yard or AAMC as defined by ASC Topic 850, Related Party Disclosures. Transactions under our agreements with Ocwen and ASPS for the period January 1, 2015 through January 16, 2015 were not material to our consolidated results of operations.

Asset management agreement with AAMC

On March 31, 2015, we entered into our current asset management agreement (the “AMA”) with AAMC. The AMA, which became effective on April 1, 2015, provides for the following management fee structure:

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the we have an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the SFR properties leased by us for the first time during the applicable quarter.

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

Under the previous asset management agreement, we paid AAMC a quarterly incentive management fee based on a percentage of our cash available for distribution to our stockholders. We distributed any quarterly distribution to our stockholders after the application of the incentive management fee payable to AAMC. We were required to reimburse AAMC on a monthly basis for the (i) direct and indirect expenses AAMC incurred or payments it made on our behalf, including, but not limited to, the allocable compensation and routine overhead expenses of all employees and staff of AAMC and (ii) all other reasonable operating and overhead expenses AAMC incurred related to the asset management services it provided to us.

If the AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Counterparty	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Base management fees (1)	AAMC	$16,010	$17,334	$13,935
Conversion fees (1)	AAMC	1,291	1,841	1,037
Management incentive fees (1)	AAMC	—	—	7,994
Expense reimbursements (2)	AAMC	859	816	750
Dividend income (3) (4)	NewSource	—	—	1,518
Interest expense (5)	NewSource	—	—	563
Professional fee sharing for negotiation of the current AMA (4)	AAMC	—	—	2,000
_______________

(1)	Included in management fees in the consolidated statements of operations.

(2)	Included in general and administrative expenses in the consolidated statements of operations.

(3)	Dividends on our preferred stock of NewSource Reinsurance Company Ltd. (“NewSource”) discussed below.

(4)	Included in other income (expense) in the consolidated statement of operations.

(5)	Interest expense related to notes issued to NewSource by a former securitization trust. These notes were repurchased on September 14, 2015.

No incentive management fee under the AMA was payable to AAMC during 2017 because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of December 31, 2017, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 55.82% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

On October 17, 2013, we invested $18.0 million in the non-voting preferred stock of NewSource, a title insurance and reinsurance company in Bermuda and a wholly owned subsidiary of AAMC. We accounted for our investment in NewSource using the cost method because we did not exercise significant influence over NewSource. As a result, we recognized preferred dividend income from this investment when received. On September 14, 2015, NewSource completed the repurchase of all of our shares of non-voting preferred stock for aggregate proceeds of $18.0 million, which was the aggregate par value of the shares being repurchased. Until September 10, 2015, we received a 12% annual cumulative preferred dividend on our investment. In connection with the repurchase of the preferred stock, NewSource paid to us the accrued but unpaid dividend on our shares from January 1, 2015 through September 10, 2015 amounting to $1.5 million.

10. Share-based Payments

2016 Equity Incentive Plan

Beginning in July 2016, our non-management directors each received annual grants of restricted stock units issued under the Company's 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $60 thousand on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award vests but remain subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

We have also made grants of restricted stock units and stock options to certain employees of AAMC. The restricted stock units granted to AAMC employees will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The stock options granted to AAMC employees will vest in three equal annual installments on the first, second and third anniversary of the later of (i) the date of the option award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

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

Stock Options

We recorded $1.4 million and $0.4 million of compensation expense related to our grants of stock options under the 2016 Equity Incentive Plan during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, we had $1.2 million and $1.3 million, respectively, of unrecognized share-based compensation cost remaining with respect to grants of stock options under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.3 years and 1.6 years, respectively.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2014	241,766	$2.69
Exercised	(26,224)	4.21
Forfeited or canceled	(10,574)	6.30
December 31, 2015	204,968	2.30
Granted	695,187	10.04
Exercised	(34,464)	1.71
Forfeited or canceled	(2,714)	5.47
December 31, 2016	862,977	8.55
Granted	567,227	14.30
Exercised	(49,126)	2.16
December 31, 2017	1,381,078	$11.14

The total outstanding options issued under all of our share-based compensation plans as of December 31, 2017 had a weighted average remaining life of 5.6 years with total intrinsic value of $2.4 million.

We have 350,393 options exercisable as of December 31, 2017 with a weighted average exercise price of $7.47, weighted average remaining life of 4.4 years and intrinsic value of $1.5 million. Of these exercisable options, none had an exercise price higher than the market price of our common stock as of December 31, 2017.

We calculated the grant date fair value of the stock options granted under the 2016 Equity Incentive Plan using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of stock options granted was determined using the following assumptions:

	Year ended December 31, 2017	Year ended December 31, 2016
Risk free interest rate (1)	2.05%	1.38%
Common stock dividend yield	4.20%	5.98%
Expected volatility (2)	36.67%	38.47%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the stock option grants.

(2)	Based on our historical stock price volatility.

Restricted stock

We recorded $2.7 million, $0.9 million and $0.2 million of compensation expense related to our grants of restricted stock for the year ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we had $2.7 million and $2.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to our grants of restricted stock to be recognized over a weighted average remaining estimated term of 1.2 years and 1.5 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2014	8,245	$27.28
Granted	9,924	18.14
Vested (1)	(7,644)	27.28
Forfeit	(601)	27.28
December 31, 2015	9,924	18.14
Granted	274,760	9.94
Vested (1)	(10,531)	17.20
Forfeit	(7,255)	9.84
December 31, 2016	266,898	9.97
Granted	271,633	14.30
Vested (1)	(101,487)	9.96
Canceled	(17,802)	11.80
December 31, 2017	419,242	$12.70
___________________
(1) The vesting date fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0.1 million and $0.1 million, respectively.

The following table sets forth the number of shares of common stock reserved for future issuance. We generally will issue new shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2017
Stock options outstanding	1,381,078
Possible future issuances under share-based compensation plans	1,290,603
2,671,681

As of December 31, 2017, we had 146,552,050 remaining shares of common stock authorized to be issued under our charter.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. At December 31, 2017 and 2016, the interest rate cap had a nominal fair value. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our consolidated statements of operations. For the years ended December 31, 2017 and 2016, we recognized a nominal amount related to changes in the fair value of the interest rate cap.

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

During 2017, we paid cash distributions of $32.2 million to our stockholders, all of which is classified as a return of capital for tax purposes. For 2017, given that we incurred a taxable loss, no aggregate minimum distribution to stockholders was required to maintain our REIT status.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. Our TRS has gross deferred tax assets of $48.0 million. From inception through December 31, 2017, the TRS operated at a cumulative taxable loss, which has resulted in these deferred tax assets being fully offset by a valuation allowance.

As of December 31, 2017 and 2016, we did not accrue interest or penalties associated with any unrecognized tax benefits during the years ended December 31, 2017 and 2016. We recorded nominal state and local tax expense along with nominal penalties and interest on income taxes for the year ended December 31, 2017 and 2016.

On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’ 2014 tax year was closed without any changes. Other than for the TRS’ 2014 tax year which is now closed (for federal purposes), our subsidiaries and we remain subject to tax examination for the period from January 1, 2014 to December 31, 2017. The Company and its subsidiaries file income tax returns in the U.S. and various state, local and foreign jurisdictions.

Impact of Tax Reform

The Tax Cuts & Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. However, the TCJA does not change the dividends paid deduction applicable to REITs; therefore, we generally will not be subject to federal income taxes on our REIT taxable income and gains that we distribute to our stockholders. At December 31, 2017, we have recorded, in accordance with ASC 740, the tax effects of enactment of the TCJA on existing deferred tax balances. As our deferred tax balances have a full valuation allowance, we recognized no tax expense from the TCJA.  Further, as we do not have any non-U.S. operations, the one-time transition tax on foreign earnings is not applicable. Therefore, although management is still evaluating the effects of the TCJA, we do not believe that the TCJA will significantly impact our consolidated financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740, Income Taxes. Our financial results reflect the income tax effects of the TCJA for which the accounting under ASC Topic 740 is complete, and we have recorded provisional amounts for those specific income tax effects of the TCJA for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. We recorded an immaterial amount of tax expense for the impact of the re-measurement of our deferred tax inventory. We are still analyzing certain aspects of the TCJA and refining our calculations; therefore, these estimates may change as additional information becomes available.

13. Earnings per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Numerator
Net loss	$(185,454)	$(228,028)	$(46,005)

Denominator
Weighted average common stock outstanding – basic	53,493,523	54,490,979	56,843,028
Weighted average common stock outstanding – diluted	53,493,523	54,490,979	56,843,028

Loss per basic share	$(3.47)	$(4.18)	$(0.81)
Loss per diluted share	$(3.47)	$(4.18)	$(0.81)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Denominator (in weighted-average shares)
Stock options	157,214	151,756	187,474
Restricted stock	164,689	24,146	3,279

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect was recognized for the years ended December 31, 2017, 2016 and 2015.

14. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools, or by the acquisition and resolution of mortgage loans. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

15. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$29,338	$13,410	$23,665	$27,758	$94,171
Net loss	(49,357)	(55,707)	(42,916)	(37,474)	(185,454)
Loss per basic share of common stock	(0.92)	(1.04)	(0.80)	(0.70)	(3.47)
Loss per diluted share of common stock	(0.92)	(1.04)	(0.80)	(0.70)	(3.47)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$40,061	$238	$4,401	$12,058	$56,758
Net loss	(45,658)	(63,528)	(57,638)	(61,204)	(228,028)
Loss per basic share of common stock	(0.82)	(1.16)	(1.06)	(1.14)	(4.18)
Loss per diluted share of common stock	(0.82)	(1.16)	(1.06)	(1.14)	(4.18)

16. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2017 and through the issuance of these consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves (2)	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	375	SFR	$42,910	$51,932	$3,728	$55,660	$676	24.7	2014 - 2017	3-27.5 years
Arizona	54	SFR	7,765	11,857	1,180	13,037	936	38.1	2013 - 2017	3-27.5 years
Arkansas	9	SFR	676	992	255	1,247	153	26.8	2014 - 2016	3-27.5 years
California	154	SFR	23,982	47,725	4,242	51,967	6,602	40.6	2013 - 2017	3-27.5 years
Colorado	16	SFR	2,410	3,048	492	3,540	360	29.5	2014 - 2015	3-27.5 years
Connecticut	17	SFR	2,602	4,958	393	5,351	1,155	64.4	2014 - 2017	3-27.5 years
Delaware	10	SFR	326	1,500	80	1,580	381	29.6	2014 - 2017	3-27.5 years
Dist. of Columbia	4	SFR	83	552	—	552	22	77.5	2016 - 2017
Florida	1,344	SFR	141,466	185,576	28,238	213,814	15,659	29.6	2013 - 2017	3-27.5 years
Georgia	3,123	SFR	238,728	313,026	51,915	364,941	20,758	30.9	2014 - 2017	3-27.5 years
Hawaii	1	SFR	131	190	—	190	—	12.0	2016 - 2016
Illinois	205	SFR	19,424	34,103	4,107	38,210	5,638	44.5	2013 - 2017	3-27.5 years
Indiana	680	SFR	68,787	85,065	8,487	93,552	4,567	21.7	2013 - 2017	3-27.5 years
Kansas	22	SFR	2,573	3,193	481	3,674	196	40.3	2014 - 2017	3-27.5 years
Kentucky	138	SFR	15,434	18,681	1,484	20,165	516	26.9	2013 - 2017	3-27.5 years
Louisiana	8	SFR	220	1,156	170	1,326	94	31.9	2014 - 2017	3-27.5 years
Maryland	180	SFR	17,611	31,320	4,019	35,339	3,495	35.3	2013 - 2017	3-27.5 years
Massachusetts	44	SFR	3,586	10,907	871	11,778	1,256	91.2	2014 - 2017	3-27.5 years
Michigan	22	SFR	2,308	3,208	696	3,904	412	41.3	2014 - 2016	3-27.5 years
Minnesota	93	SFR	12,609	15,791	1,322	17,113	879	66.8	2014 - 2017	3-27.5 years
Mississippi	272	SFR	31,250	38,622	2,670	41,292	951	17.7	2014 - 2017	3-27.5 years
Missouri	406	SFR	46,919	58,116	4,611	62,727	1,203	33.3	2013 - 2017	3-27.5 years
Nevada	11	SFR	841	1,571	247	1,818	177	29.2	2013 - 2017	3-27.5 years
New Hampshire	1	SFR	—	230	—	230	74	123.0	2015 - 2015
New Jersey	91	SFR	4,765	16,551	1,072	17,623	2,421	57.4	2014 - 2017	3-27.5 years
New Mexico	20	SFR	1,320	2,057	543	2,600	257	30.0	2013 - 2017	3-27.5 years
New York	39	SFR	2,433	7,965	703	8,668	976	64.9	2013 - 2017	3-27.5 years
North Carolina	885	SFR	89,447	116,207	10,668	126,875	4,591	22.3	2013 - 2017	3-27.5 years
Ohio	267	SFR	30,510	39,336	3,259	42,595	713	37.2	2013 - 2017	3-27.5 years
Oklahoma	311	SFR	36,287	45,007	3,156	48,163	1,873	26.0	2014 - 2017	3-27.5 years
Oregon	4	SFR	162	543	52	595	24	43.7	2015 - 2017	3-27.5 years
Pennsylvania	56	SFR	4,831	7,581	2,137	9,718	1,297	62.2	2013 - 2017	3-27.5 years
Rhode Island	30	SFR	2,043	3,870	618	4,488	445	81.0	2014 - 2016	3-27.5 years
South Carolina	67	SFR	5,633	8,265	1,458	9,723	1,270	21.4	2013 - 2016	3-27.5 years
Tennessee	1,481	SFR	170,497	205,216	15,849	221,065	6,621	21.5	2014 - 2017	3-27.5 years
Texas	2,036	SFR	224,931	291,306	26,023	317,329	15,539	26.7	2013 - 2017	3-27.5 years
Utah	17	SFR	925	2,218	654	2,872	269	49.1	2013 - 2016	3-27.5 years

Vermont	4	SFR	201	690	27	717	230	78.6	2014 - 2017
Virginia	35	SFR	6,544	8,812	1,338	10,150	923	31.2	2013 - 2017	3-27.5 years
Washington	26	SFR	3,046	5,349	480	5,829	770	46.8	2013 - 2017	3-27.5 years
Wisconsin	16	SFR	840	1,554	289	1,843	210	50.3	2014 - 2017	3-27.5 years
Total (2)	12,574		$1,267,056	$1,685,846	$188,014	$1,873,860	$104,589	29.6
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate assets:
Beginning balance	$1,604,648	$1,048,142	$643,974
Acquisitions through foreclosure	40,436	206,987	470,221
Other acquisitions	525,983	778,173	118,297
Improvements	40,312	50,182	25,802
Cost of real estate sold	(337,519)	(478,836)	(210,152)
Ending balance (1)	$1,873,860	$1,604,648	$1,048,142

Accumulated depreciation and reserves for selling costs and impairment:
Beginning balance	$62,601	$61,716	$19,367
Depreciation expense	48,989	20,840	6,414
Selling cost and impairment	38,764	56,384	70,124
Losses resulting from natural disasters	3,564	—	—
Real estate sold	(49,329)	(76,339)	(34,189)
Ending balance	$104,589	$62,601	$61,716
___________
(1) The aggregate cost for federal income tax purposes is $1,544.8 million as of December 31, 2017.

Front Yard Residential Corporation
(formerly Altisource Residential Corporation)
Schedule IV - Mortgage Loans on Real Estate
December 31, 2017
($ in thousands)

Description (Face Value of Loan)	Loan Count	Interest Rate	Maturity	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
$0-49,999	6	2.000% - 8.000%	01/01/2014 - 01/01/2053	$162	$98
$50,000-99,999	12	2.000% - 7.500%	03/01/2033 - 03/01/2054	444	449
$100,000-149,999	21	2.000% - 8.500%	01/01/2035 - 03/01/2057	1,099	2,412
$150,000-199,999	13	4.400% - 8.000%	01/01/2036 - 04/01/2057	745	1,933
$200,000-249,999	15	3.625% - 9.650%	07/15/2034 - 01/01/2054	712	3,067
$250,000+	44	2.000% - 8.250%	05/18/2022 - 03/01/2057	8,315	19,011
Total (2) (3)	111			$11,477	$26,970
_____________

(1)
The substantial majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 6 to our consolidated financial statements.

(2)	The aggregate cost for federal income tax purposes is $23.1 million as of December 31, 2017.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Mortgage loans at fair value at January 1, 2017	$460,444
Mortgage loans held for sale at January 1, 2017	108,036
Beginning balance	568,480	$960,534	$1,959,044
Change in unrealized gain on mortgage loans	7,684	(409)	177,545
Cost of mortgage loans sold	(521,170)	(84,673)	(174,894)
Mortgage loan payments and escrow recoveries	(5,500)	(30,596)	(24,550)
Real estate tax advances to borrowers	3,763	18,013	29,261
Transfer of mortgage loans to held for sale, net	—	(195,461)	(535,836)
Selling costs on loans held for sale	(1,344)	—	—
Transfer of mortgage loans to real estate owned, net	(40,436)	(206,964)	(470,036)
Ending balance	$11,477	$460,444	$960,534