Form 10-Q
period 2018-03-31
Front Yard Residential Corp
filed 2018-05-08
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 001-35657

Front Yard Residential Corporation
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

As of May 2, 2018, 53,492,137 shares of our common stock were outstanding.

Front Yard Residential Corporation
March 31, 2018

i

References in this report to “we,” “our,” “us” or the “Company” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire assets for our portfolio, including difficulties in identifying single-family rental assets to acquire;

•	our ability to sell non-rental real estate owned properties on favorable terms and on a timely basis or at all;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to complete proposed transactions in accordance with anticipated terms and on a timely basis or at all;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to deploy our cash, the proceeds from financing activities or non-rental real estate owned asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of Altisource Portfolio Solutions S.A. or Main Street Renewal, LLC to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ii

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate held for use:
Land	$321,656	$322,062
Rental residential properties	1,394,118	1,381,110
Real estate owned	50,782	64,036
Total real estate held for use	1,766,556	1,767,208
Less: accumulated depreciation	(90,251)	(73,655)
Total real estate held for use, net	1,676,305	1,693,553
Real estate assets held for sale	45,344	75,718
Mortgage loans at fair value	10,274	11,477
Cash and cash equivalents	115,068	113,666
Restricted cash	40,983	47,822
Accounts receivable, net	21,894	19,555
Prepaid expenses and other assets	11,249	12,758
Total assets	$1,921,117	$1,974,549

Liabilities:
Repurchase and loan agreements	$1,253,720	$1,270,157
Accounts payable and accrued liabilities	54,496	55,639
Related party payables	4,027	4,151
Total liabilities	1,312,243	1,329,947

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,492,137 shares issued and outstanding as of March 31, 2018 and 53,447,950 shares issued and outstanding as of December 31, 2017	535	534
Additional paid-in capital	1,181,019	1,181,327
Accumulated deficit	(572,680)	(537,259)
Total equity	608,874	644,602
Total liabilities and equity	$1,921,117	$1,974,549

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:
Rental revenues	$39,765	$25,618
Change in unrealized gain on mortgage loans	—	(51,865)
Net realized gain on mortgage loans	—	35,550
Net realized gain on sales of real estate	—	19,956
Interest income	—	79
Total revenues	39,765	29,338
Expenses:
Residential property operating expenses	16,792	18,259
Real estate depreciation and amortization	19,190	15,174
Acquisition fees and costs	33	167
Selling costs and impairment	7,575	14,220
Mortgage loan servicing costs	355	6,245
Interest expense	16,063	15,572
Share-based compensation	(414)	1,914
General and administrative	2,673	2,322
Management fees to AAMC	3,790	4,815
Total expenses	66,057	78,688
Operating loss	(26,292)	(49,350)
Net loss on real estate and mortgage loans	(1,634)	—
Other income	576	—
Loss before income taxes	(27,350)	(49,350)
Income tax expense	—	7
Net loss	$(27,350)	$(49,357)

Loss per share of common stock - basic:
Loss per basic share	$(0.51)	$(0.92)
Weighted average common stock outstanding - basic	53,454,063	53,646,291
Loss per share of common stock - diluted:
Loss per diluted share	$(0.51)	$(0.92)
Weighted average common stock outstanding - diluted	53,454,063	53,646,291

Dividends declared per common share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	44,187	1	106	—	107
Dividends on common stock ($0.15 per share)	—	—	—	(8,071)	(8,071)
Share-based compensation	—	—	(414)	—	(414)
Net loss	—	—	—	(27,350)	(27,350)
March 31, 2018	53,492,137	$535	$1,181,019	$(572,680)	$608,874

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	26,703	—	48	—	48
Repurchases of common stock	(166,579)	(2)	(2,330)	—	(2,332)
Dividends on common stock ($0.15 per share)	—	—	—	(8,173)	(8,173)
Share-based compensation	—	—	1,914	—	1,914
Net loss	—	—	—	(49,357)	(49,357)
March 31, 2017	53,527,755	$535	$1,181,877	$(377,244)	$805,168

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Net loss	$(27,350)	$(49,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (gain) on real estate and mortgage loans	1,634	(3,641)
Real estate depreciation and amortization	19,190	15,174
Selling costs and impairment	7,575	14,220
Share-based compensation	(414)	1,914
Amortization of deferred financing costs	1,357	2,331
Changes in operating assets and liabilities:
Accounts receivable, net	(3,510)	(1,208)
Prepaid expenses and other assets	(1,264)	(903)
Accounts payable and accrued liabilities	(1,565)	1,030
Related party payables	(124)	(175)
Net cash used in operating activities	(4,471)	(20,615)
Investing activities:
Investment in real estate	(4,293)	(28,225)
Investment in renovations	(7,493)	(13,453)
Real estate tax advances	(91)	(752)
Mortgage loan resolutions and dispositions	1,671	117,690
Mortgage loan payments	85	3,694
Disposition of real estate	35,799	75,888
Acquisition related deposits	—	(315)
Investment in derivative financial instrument	(936)	—
Net cash provided by investing activities	24,742	154,527
Financing activities:
Proceeds from exercise of stock options	107	181
Payment of tax withholdings on share-based compensation plan awards	—	(133)
Repurchase of common stock	—	(2,332)
Dividends on common stock	(8,021)	(8,050)
Repayments of other secured debt	—	(61,882)
Proceeds from repurchase and loan agreements	—	6,099
Repayments of repurchase and loan agreements	(17,575)	(93,786)
Payment of deferred financing costs	(219)	(1,743)
Net cash used in financing activities	(25,708)	(161,646)
Net change in cash, cash equivalents and restricted cash	(5,437)	(27,734)
Cash, cash equivalents and restricted cash as of beginning of the period	161,488	129,223
Cash, cash equivalents and restricted cash as of end of the period	$156,051	$101,489

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$14,727	$13,362
Income taxes	—	1

Non-cash investing and financing transactions:
Seller financing of assets acquired	—	79,879
Transfer of mortgage loans (from) to real estate owned, net	(137)	30,553
Transfer of mortgage loans at fair value to mortgage loans held for sale	—	352,677
Changes in accrued capital expenditures	(748)	1,582
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(523)	4,519
Changes in receivables from real estate owned dispositions	(648)	(8,950)
Dividends declared but not paid	8,069	8,463

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2018
(Unaudited)

1. Organization and Basis of Presentation

Front Yard Residential Corporation (“we,” “our,” “us,” or the “Company”) is a Maryland real estate investment trust (“REIT”) focused on acquiring, owning and managing single-family rental (“SFR”) properties throughout the United States. We conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries.

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. As of March 31, 2018, we had a rental portfolio of approximately 12,000 homes. In addition, we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We are currently in the process of liquidating these assets in order to create additional liquidity and purchasing power to continue building our rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). As we do not have any employees, AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing management of our remaining residential mortgage loans and REO properties. See Note 8 for a description of this related-party relationship.

We have property management contracts with two separate third-party service providers for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. We also have servicing agreements with two separate mortgage loan servicers with respect to the servicing of the remaining mortgage loans in our portfolio.

Basis of presentation and use of estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2017 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018.

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

Recently issued accounting standards

Adoption of recent accounting standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December

15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management performed an analysis of our gains and losses arising from real estate sales (the sole component of our revenue within the scope of ASU 2014-09). We determined that our policy for recognition of gains and losses on real estate sales prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. Therefore, our adoption of ASU 2014-09 effective January 1, 2018 had no significant impact on our previous revenue recognition practices, and our application of the modified retrospective method of adoption resulted in no adjustments to comparative information or cumulative adjustments to any beginning balances in the current period. As our mortgage loan and related REO activities are no longer a core part of our operations, we determined to prospectively classify net gains and losses from sales of real estate and resolutions and dispositions of mortgage loans as a component of other income, outside of operating income or loss, which is consistent with the guidance of ASU 2014-09.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. In September 2017, FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provides additional implementation guidance on the previously issued ASU 2016-02. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We expect to adopt this standard on January 1, 2019. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

2. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions

HOME Flow Transaction

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”), pursuant to which we acquired 3,465 SFR properties in three separate closings during 2017.

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

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements,” see Note 6), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand. We capitalized $1.9 million of acquisition fees and costs related to this portfolio acquisition. The value of in-place leases was estimated at $5.9 million based on the costs we would have incurred to lease the properties and is being amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. In accordance with the related purchase and sale agreement, certain of the properties are subject to potential purchase price adjustments, which will be based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time (see Note 7).

For each closing under the HOME Flow Transaction, we allocated the purchase price, including capitalized acquisition fees and costs, based on the relative fair value of the properties acquired.

During the three months ended March 31, 2018, we acquired 35 SFR properties under our other acquisition programs for an aggregate purchase price of $4.3 million.

Real estate dispositions

During the three months ended March 31, 2018 and 2017, we sold 193 and 413 properties, respectively. Net proceeds of these sales were $35.2 million and $66.9 million, respectively, and we recorded $14.3 million and $20.0 million, respectively, of net realized gain on sales of real estate. The 2018 net realized gain amount is recorded as a component of net realized loss on real estate and mortgage loans in our condensed consolidated statement of operations.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three months ended March 31, 2018 and 2017, we resolved 12 and 78 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, during the three months ended March 31, 2017, we sold 556 mortgage loans to third party purchasers. Net proceeds of these sales and resolutions were $1.1 million and $124.7 million, respectively, and we recorded $(0.5) million and $35.6 million of net realized (loss) gain on mortgage loans, respectively. The 2018 net realized loss amount is recorded as a component of net loss on real estate and mortgage loans in our condensed consolidated statement of operations.

Transfers of mortgage loans to real estate owned

During the three months ended March 31, 2018, we transferred two mortgage loans to REO, which were offset by two reversions of REO properties to mortgage loans, at an aggregate fair value based on broker price opinions (“BPOs”) of $(0.1) million. During the three months ended March 31, 2017, we transferred an aggregate of 195 mortgage loans to REO at an aggregate fair value based on BPOs of $28.7 million. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $0.1 million and $9.5 million in change in unrealized gain on mortgage loans, respectively, that resulted from marking the properties to their most current market value. The 2018 change in unrealized gain amount is recorded as a component of net loss on real estate and mortgage loans in our condensed consolidated statement of operations.

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three months ended March 31, 2018 and 2017 ($ in thousands):

	Three months ended March 31,
	2018	2017

Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$137	$9,486
Change in fair value, net	63	560
Reclassification to realized gain or loss	(15,708)	(61,911)
Total change in unrealized gain on mortgage loans	(15,508)	(51,865)
Net realized (loss) gain on mortgage loans	(470)	35,550
Net realized gain on sales of real estate	14,344	19,956
Net (loss) gain on real estate and mortgage loans	$(1,634)	$3,641

3. Real Estate Assets, Net

Real estate held for use

As of March 31, 2018, we had 12,213 single-family residential properties held for use. Of these properties, 11,090 had been leased, 493 were listed and ready for rent, 230 were in unit turn status and 141 were in varying stages of renovation. With respect to the remaining 259 REO properties, we will make a final determination whether each property meets our rental profile.

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status and 194 were in varying stages of renovation. With respect to the remaining 266 REO properties, we were in the process of determining whether these properties would meet our rental profile.

During the three months ended March 31, 2018, we recognized no impairment on real estate held for use. During the three months ended March 31, 2017, we recognized $2.3 million of impairment on real estate held for use, all of which related to our properties under evaluation for rental strategy.

Real estate held for sale

As of March 31, 2018 and December 31, 2017, our real estate held for sale included 203 and 333 REO properties, respectively, with an aggregate carrying value of $45.3 million and $75.7 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

During the three months ended March 31, 2018 and 2017, we recognized $5.9 million and $2.1 million, respectively, of net impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2018 and December 31, 2017 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
March 31, 2018
Current	16	$1,437	$2,139	$3,102
30 days past due	2	307	400	575
60 days past due	1	51	138	79
90 days past due	18	265	5,793	4,790
Foreclosure	62	8,214	17,950	19,683
Mortgage loans at fair value	99	$10,274	$26,420	$28,229

December 31, 2017
Current	17	$1,528	$2,380	$3,156
30 days past due	1	51	139	70
60 days past due	3	304	344	630
90 days past due	23	720	7,674	6,498
Foreclosure	67	8,874	18,813	20,820
Mortgage loans at fair value	111	$11,477	$29,350	$31,174

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$10,274	$—	$—	$10,274
Interest rate cap derivative (1)	768	—	768	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,253,720	—	1,259,010	—

December 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$11,477	$—	$—	$11,477
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,270,157	—	1,276,315	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the three months ended March 31, 2018 or during the year ended December 31, 2017.

The fair values of our mortgage loans are estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of our interest rate cap derivative is estimated using a discounted cash flow analysis based on the contractual terms of the derivative.

The following table sets forth the changes in our mortgage loans as of three months ended March 31, 2018 and 2017 ($ in thousands):

	Three months ended March 31,
	2018	2017
Mortgage loans at fair value, beginning balance	$11,477	$460,444
Net (loss) gain on mortgage loans	(115)	14,035
Transfers of mortgage loans at fair value to mortgage loans held for sale, net	—	(352,677)
Mortgage loan dispositions, resolutions and payments	(1,223)	(22,866)
Real estate tax advances to borrowers	81	2,327
Selling costs on loans held for sale	(83)	—
Transfer of mortgage loans at fair value to real estate owned, net	137	(30,469)
Mortgage loans, ending balance	$10,274	$70,794

Change in unrealized gain on mortgage loans held at the end of the period	$(137)	$1,025

The significant unobservable inputs used in the fair value measurement of certain of our mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	March 31, 2018	December 31, 2017
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-1.76% to 7.61%	-1.71% to 9.07%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	49.5% to 100%	49.5% to 100%
Loan resolution probabilities — paid in full	0% to 47.4%	0% to 47.4%
Loan resolution timelines (in years)	0.1 to 5.3	0.1 to 5.3
Value of underlying properties	$45,000 to $2,200,000	$45,000 to $2,250,000

6. Borrowings

Repurchase and loan agreements

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of March 31, 2018, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.72%, excluding amortization of deferred debt issuance costs and loan discounts.

At March 31, 2018, we were party to one repurchase agreement and seven loan agreements. Below is a description of each agreement outstanding during the three months ended March 31, 2018:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of March 31, 2018. We pay interest on the outstanding principal balance monthly based on CS's cost of funds plus a fixed component spread of 2.75%. The maturity date of the CS Repurchase Agreement is November 16, 2018. At March 31, 2018, an aggregate of $172.7 million was outstanding under the CS Repurchase Agreement.

Loan Agreements

•
Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($100.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of March 31, 2018. We pay interest on the outstanding principal balance monthly based on one-month LIBOR plus a fixed component spread of 3.25%. The maturity date of the Nomura Loan Agreement was April 5, 2018. As of March 31, 2018, we had an aggregate of $101.7 million outstanding under the Nomura Loan Agreement.

On April 5, 2018, we amended the Nomura Loan Agreement and extended the termination date by two years to April 5, 2020, with a potential additional one-year extension to April 5, 2021. In addition, the uncommitted borrowing amount was increased to $150.0 million (which is available to us subject to our meeting certain eligibility requirements), the interest rate spread over one-month LIBOR has been reduced to 3.00%, the advance funding rates for both non-stabilized properties and stabilized rental properties were increased and the facility fee payable by us was reduced.

•
In connection with the seller financing related to our acquisition of 4,262 properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan with eight floating rate components. Interest is computed and settled monthly based on one-month LIBOR plus a weighted average fixed spread of 3.285%. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

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

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into two separate loan agreements with entities sponsored by Amherst, pursuant to which we borrowed $114.2 million pursuant to the first loan agreement and $114.6 million pursuant to the second loan agreement. The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022. HOME Borrower IV pays interest on the outstanding principal balance monthly. The HOME IV Loan Agreements are secured by first priority mortgages on a portion of the properties acquired in the third and final closing under the HOME Flow Transaction.

•
On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, with the potential to add other lenders from time to time as a party to the Term Loan Agreement. Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties. The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%. TL1 Borrower pays interest on the outstanding principal balance monthly.

As of March 31, 2018, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.6 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2018, an aggregate of $1.3 billion was outstanding under these repurchase and loan agreements.

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2018 and December 31, 2017 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
March 31, 2018
CS Repurchase Agreement due November 16, 2018	$350,000	$258,495	$172,727	$177,273
Nomura Loan Agreement due April 5, 2018 (1)	250,000	167,291	101,656	148,344
MSR Loan Agreement due November 9, 2018 (2)	489,259	619,061	489,259	—
HOME II Loan Agreement due November 9, 2019 (2)	83,270	102,614	83,270	—
HOME III Loan Agreement due November 9, 2019 (2)	89,150	113,887	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	148,626	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	149,648	114,590	—
Term Loan Agreement due April 6, 2022	100,000	115,966	100,000	—
Less: unamortized loan discount	—	—	(5,843)	—
Less: deferred debt issuance costs	—	—	(5,290)	—
	$1,590,470	$1,675,588	$1,253,720	$325,617

December 31, 2017
CS Repurchase Agreement due November 16, 2018	$350,000	$281,722	$189,173	$160,827
Nomura Loan Agreement due April 5, 2018 (1)	250,000	169,521	102,785	147,215
MSR Loan Agreement due November 9, 2018 (2)	489,259	622,065	489,259	—
HOME II Loan Agreement due November 9, 2019 (2)	83,270	103,324	83,270	—
HOME III Loan Agreement due November 9, 2019 (2)	89,150	114,698	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	149,698	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	150,718	114,590	—
Term Loan Agreement due April 6, 2022	100,000	116,250	100,000	—
Less: unamortized loan discount	—	—	(6,158)	—
Less: deferred debt issuance costs	—	—	(6,113)	—
	$1,590,470	$1,707,996	$1,270,157	$308,042
_____________

(1)	On April 5, 2018, we extended the maturity date to April 5, 2020, with a potential additional one-year extension to April 5, 2021.

(2)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

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

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party during 2018:

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

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permitted us to utilize the property management services of MSR in connection with the additional properties we acquired as part of the HOME Flow Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons.

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent that we have an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

•	Conversion Fee. AAMC is entitled to a quarterly conversion fee equal to 1.5% of the market value of the SFR homes leased by us for the first time during the applicable quarter.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended March 31,
	2018	2017
Base management fees (1)	$3,727	$4,211
Conversion fees (1)	63	604
Expense reimbursements (2)	262	196
______________

(1)	Included in management fees in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA has been payable to AAMC to date because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of March 31, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 50.01% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

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

Upon the departure of one of the members of our Board of Directors on March 26, 2018, 3,495 of his previously issued restricted stock units vested and 701 restricted stock units were forfeited, in each case with a grant date fair value of $14.30.

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

We recorded $(0.4) million and $1.9 million of share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and 2017, we had $2.1 million and $4.6 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.0 year and 1.3 years, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of March 31, 2018, options to purchase an aggregate of 77,942 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. At March 31, 2018, the interest rate cap had a fair value of $0.8 million. At December 31, 2017, the interest rate cap had a nominal fair value. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, we recognized $0.2 million and a nominal amount, respectively, related to changes in the fair value of the interest rate cap.

11. Income Taxes

As a REIT, we must meet certain organizational and operational requirements, including the requirement to distribute at least 90% of our annual REIT taxable income (excluding capital gains) to our stockholders. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our REIT taxable income to our stockholders and provided we satisfy the REIT requirements, including certain asset, income, distribution and stock ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which our REIT qualification was lost. As a REIT, we may also be subject to federal taxes if we engage in certain types of transactions.

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through March 31, 2018, the TRS operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of March 31, 2018 and 2017, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three months ended March 31, 2018 and 2017.

On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’s 2014 tax year was closed without any changes.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2018	2017
Numerator
Net loss	$(27,350)	$(49,357)

Denominator
Weighted average common stock outstanding – basic	53,454,063	53,646,291
Weighted average common stock outstanding – diluted	53,454,063	53,646,291

Loss per basic common share	$(0.51)	$(0.92)
Loss per diluted common share	$(0.51)	$(0.92)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended March 31,
	2018	2017
Denominator (in weighted-average shares)
Stock options	99,974	160,478
Restricted stock	208,754	95,511

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect occurred during the three months ended March 31, 2018 or 2017.

13. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

14. Subsequent Events

Management has evaluated the impact of all events subsequent to March 31, 2018 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Front Yard Residential Corporation, (“we,” “our,” “us,” or the “Company”) is an industry leader in providing quality, affordable rental homes to America’s families in a variety of suburban communities that have easy accessibility to metropolitan areas. Our tenants enjoy the space and comfort that is unique to single-family housing at reasonable prices. Our mission is to provide our tenants with houses they are proud to call home.

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries. We conduct a single-family rental (“SFR”) business with an efficient and effective external property management structure to pursue our objective of becoming one of the top SFR equity REITs serving American families and their communities.

Our strategy is to build long-term shareholder value through the creation of a large portfolio of SFR homes that we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market that, in our view, offers optimal yield opportunities and one of the best-available avenues for growth.

In order to achieve this goal, we have focused on (i) identifying and acquiring large portfolios and smaller pools of high-yielding SFR properties; (ii) working with our property managers to implement a cost-effective and scalable property management structure; (iii) selling certain mortgage loans and non-rental real estate owned (“REO”) properties that do not meet our targeted rental criteria to generate cash that we may reinvest in acquiring additional SFR properties and (iv) extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio.

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

We have also entered into property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions S.A. (“ASPS”) and Main Street Renewal, LLC (“MSR,” together with ASPS, our “Property Managers”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR portfolios. We believe that our relationships with our Property Managers and our access to their respective nationwide renovation and property management vendor and internal networks enables us to competitively acquire and operate SFR properties.

Management Overview

During the first quarter of 2018 and beyond, we continued our transformation into a 100% SFR equity REIT by continuing to focus on our strategic objectives. In particular, we continued to liquidate our remaining non-rental REO properties that do not meet our rental criteria and optimize our financing arrangements. We have increased our rental portfolio to approximately 12,000 homes while reducing our mortgage loan portfolio to only 99 loans.

During the first quarter of 2018, we continued our efforts to recycle capital through the liquidation of our remaining non-rental REO properties and mortgage loans. We completed the sale of 165 non-rental REO properties, leaving 320 of such properties to be sold. In addition, we continually evaluate the performance of our SFR portfolio and market certain rental properties for sale that no longer meet our strategic objectives. During the first quarter of 2018, we sold 28 former rental properties, and we have identified 142 additional rental properties for sale. These property sales allow us to both improve our operating efficiencies and to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

We have continued our efforts to optimize our financing structure. On April 5, 2018, we amended and restated our loan and security agreement with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, (i) extend the termination date of the facility by two years to April 5, 2020, with a potential additional one-year extension to April 5, 2021, (ii) reduce the interest rate spread over one-month LIBOR by 0.25% to 3.00% and (iii) increase the advance rates on both non-stabilized properties and stabilized rental properties. We believe this facility with Nomura, as amended, better matches the long-term nature of our assets and provides us with additional acquisition flexibility with lower cost.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of SFR homes that we target operating at an attractive yield.

Portfolio Overview

Real Estate Assets

As of March 31, 2018, we had 12,213 single-family residential properties held for use. Of these properties, 11,090 had been leased, 493 were listed, 230 were in unit turn status and 141 were in varying stages of renovation. With respect to the remaining 259 REO properties, we will make a final determination whether each property meets our rental profile.

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status and 194 were in varying stages of renovation. With respect to the remaining 266 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the number of real estate assets by status as of the dates indicated:

	March 31, 2018	December 31, 2017
Rental properties:
Leased	11,090	10,850
Listed and ready for rent	493	591
Unit turn	230	340
Renovation	141	194
Total rental	11,954	11,975
Evaluating for rental strategy	259	266
Total real estate held for use	12,213	12,241
Held for sale	203	333
Total real estate assets	12,416	12,574

The following table sets forth a summary of our total real estate portfolio as of March 31, 2018 ($ in thousands):

State / District	Number of Properties	Carrying Value (1) (2)	Weighted Average Age in Years (3)
Alabama	374	$54,425	25.7
Arizona	54	11,832	39.8
Arkansas	9	1,054	29.9
California	139	35,296	42.3
Colorado	16	3,145	30.5
Connecticut	13	3,469	61.8
Delaware	7	843	24.5
Dist. of Columbia	1	230	83.0
Florida	1,328	193,431	30.5
Georgia	3,143	345,818	31.9
Hawaii	1	190	14.0
Illinois	190	27,538	48.2
Indiana	676	87,880	22.7
Kansas	22	3,410	41.4
Kentucky	137	19,437	27.8
Louisiana	7	1,035	24.9
Maryland	158	28,396	36.1
Massachusetts	33	8,335	96.8
Michigan	22	3,345	40.7
Minnesota	91	15,901	68.4
Mississippi	272	40,029	18.7
Missouri	414	61,953	34.6
Nevada	10	1,514	29.2
New Hampshire	1	156	123.0
New Jersey	63	9,631	64.5
New Mexico	18	2,006	30.0
New York	27	5,166	70.3
North Carolina	881	121,203	23.3
Ohio	266	41,488	38.2
Oklahoma	309	45,727	27.0
Oregon	4	508	43.1
Pennsylvania	53	7,832	64.3
Rhode Island	24	3,264	74.9
South Carolina	65	7,643	21.3
Tennessee	1,480	213,113	22.5
Texas	2,023	299,265	27.6
Utah	16	2,453	50.8
Vermont	2	330	46.9
Virginia	34	8,593	32.2
Washington	19	3,349	45.8
Wisconsin	14	1,416	52.5
Total	12,416	$1,721,649	30.2
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of properties acquired in the November 29, 2017 closing of the HOME Flow Transaction (described below) are included based upon the initial purchase price, certain of which are subject to potential purchase price adjustment provisions as set forth in the purchase and sale agreement.

(3)	Weighted average age is based on the age of each property weighted by its proportion of the total carrying value for its respective state.

Real Estate Acquisitions

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from the entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings (the “HOME Flow Transaction”), pursuant to which we acquired 3,465 SFR properties in three separate closings during 2017.

•
In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million. The purchase price was funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement”), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand.

•
In the second closing on June 29, 2017, our indirect wholly owned subsidiary, HOME Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. The purchase price was funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement”), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand.

•
In the third and final closing on November 29, 2017, our indirect wholly owned subsidiary, HOME Borrower IV, LLC (“HOME Borrower IV”), acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements”), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand.

During the three months ended March 31, 2018, we acquired 35 SFR properties under our other acquisition programs for an aggregate purchase price of $4.3 million.

Real Estate Dispositions

During the three months ended March 31, 2018 and 2017, we sold 193 and 413 REO properties, respectively, and recorded $14.3 million and $20.0 million, respectively, of net realized gains on real estate. The 2018 net realized gain amount is recorded as a component of net realized loss on real estate and mortgage loans in our condensed consolidated statement of operations.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended March 31,
	2018	2017
Beginning count of real estate assets	12,574	10,533
Acquisitions	35	757
Dispositions	(193)	(413)
Mortgage loan conversions to REO, net (1)	—	195
Other additions	—	1
Ending count of real estate assets	12,416	11,073
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of March 31, 2018, we had 99 remaining mortgage loans with an aggregate UPB of approximately $26.4 million and an aggregate market value of underlying properties of approximately $28.2 million. As of December 31, 2017, we had 111 mortgage loans with an aggregate UPB of approximately $29.4 million and an aggregate market value of underlying properties of $31.2 million.

Mortgage Loan Resolutions and Dispositions

During 2017, we sold the substantial majority of our mortgage loans. We expect to continue to sell or resolve our remaining mortgage loans.

During the three months ended March 31, 2018 and 2017, we resolved 12 and 78 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. In addition, during the three months ended March 31, 2017, we sold 556 mortgage loans to third party purchasers.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended March 31,
	2018	2017
Mortgage Loans at Fair Value
Beginning	111	2,891
Resolutions	(12)	(78)
Transferred to held for sale, net	—	(2,176)
Mortgage loan conversions to REO, net(1)	—	(195)
Ending	99	442
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Metrics Affecting Our Consolidated Results

Revenues

Effective January 1, 2018, our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $14,844 per home for the 11,090 properties that were leased at March 31, 2018.

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At March 31, 2018, 94.3% of our stabilized properties were leased.

Our investment strategy is to develop a portfolio of SFR properties in the United States that provides attractive risk-adjusted returns on invested capital. In determining which REO properties we retain for our rental portfolio, we consider various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

Prior to January 1, 2018, our revenues included realized and unrealized gains and losses on real estate and mortgage loans, which consisted of (i) changes in the unrealized gain on mortgage loans, (ii) net realized gains or losses on sales and resolutions of mortgage loans and (iii) net realized gains or losses on sales of real estate.

i.
Change in unrealized gain on mortgage loans. Upon conversion of loans to REO, we mark the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on broker price opinions (“BPOs”), was recorded in our statement of operations as change in unrealized gain on mortgage loans. In addition, change in unrealized gain on mortgage loans includes the adjustment of the carrying value of our remaining mortgage loans to estimated fair value at each reporting date, which may be based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. Lastly, upon the liquidation of a mortgage loan or REO property, we reclassify previously accumulated unrealized gains to realized gains.

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

Effective January 1, 2018, we record these components as net gain (loss) on real estate and mortgage loans as a component of other income.

We continue to resolve our remaining mortgage loans and to sell non-rental REO properties that do not meet our rental investment criteria to generate additional cash for reinvestment in other acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. In addition, while we seek to track real estate price trends and estimate the effects of those trends on the valuations of our portfolios of residential mortgage loans, future real estate values are subject to influences beyond our control.

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

iv.
Selling costs and impairment. Selling costs and impairment represents our costs to sell a property or mortgage loan and an amount that represents the carrying amount over the estimated fair value less costs to sell.

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

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and acquire SFR properties and other single-family residential assets. We believe that there is currently a large potential supply of SFR properties available for potential acquisition. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR properties may be irregularly timed and may involve portfolios of varying sizes. The timing and extent of our success in acquiring such assets cannot be predicted.

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

Mortgage Loan Resolution Activities

For the mortgage loans remaining in our portfolio, we will continue to employ various loan resolution methodologies for certain of the remaining loans in our portfolio. In particular, we expect to (1) convert a portion of our remaining mortgage loans to performing status (2) manage the foreclosure process and timelines with respect to the remainder of those loans and/or (3) conduct additional sales of mortgage loans to third parties. We expect that certain of our residential mortgage loans will continue to be liquidated as a result of a short sale, foreclosure sales to third parties, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

We anticipate that REO properties that meet our investment criteria will be converted into SFR properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2018 versus the three months ended March 31, 2017. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Rental revenues

Rental revenues increased to $39.8 million for the three months ended March 31, 2018 compared to $25.6 million for the three months ended March 31, 2017. The number of leased properties increased to 11,090 at March 31, 2018 from 7,641 at March 31, 2017 (excluding the 744 leased properties acquired in the first closing under the HOME Flow Transaction on March 30, 2017 as we recognized nominal rental revenues related to these properties during the first quarter of 2017). We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Residential property operating expenses

We incurred residential property operating expenses of $16.8 million for the three months ended March 31, 2018 compared to $18.3 million for the three months ended March 31, 2017. This decrease is primarily due a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. This decrease is partially offset by an increased total number of properties in our real estate portfolio. At March 31, 2018, we had 12,416 total properties, of which 11,090 were leased, compared to 10,316 total properties, of which 7,641 were leased, at March 31, 2017 (excluding the properties acquired in the first closing under the HOME Flow Transaction on March 30, 2017).

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

Real estate depreciation and amortization

We incurred $19.2 million of real estate depreciation and amortization for the three months ended March 31, 2018 compared to $15.2 million for the three months ended March 31, 2017. This increase is primarily due to growth in our rental portfolio. Our residential rental portfolio increased to 11,954 properties at March 31, 2018 from 8,563 properties at March 31, 2017 (excluding the 757 SFR properties acquired in the first closing under the HOME Flow Transaction on March 30, 2017). We expect to incur increasing real estate depreciation and amortization as we place more residential properties into service. Real estate depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Real estate depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $3.0 million of lease-in-place intangible asset amortization for the three months ended March 31, 2018 compared to $4.2 million for the three months ended March 31, 2017.

Acquisition fees and costs

We incurred a nominal amount of acquisition fees and costs for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017, respectively.

Selling costs and impairment

Selling costs were $1.7 million for the three months ended March 31, 2018 compared to $9.8 million for the three months ended March 31, 2017. This decline is primarily due to the reduced number of REO and mortgage loan assets available for sale. As our portfolio of non-rental REO properties and mortgage loans continues to decline, we expect to recognize lower selling costs than in prior periods.

We recognized $5.9 million of valuation impairment on our real estate assets for the three months ended March 31, 2018 compared to $4.4 million for the three months ended March 31, 2017. For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a gain is recognized to the extent of any previous impairment recognized. The majority of the valuation impairments we realize relates to our real estate assets held for sale, and we expect to recognize lower valuation impairments in future periods as our portfolio of non-rental assets declines.

Mortgage loan servicing costs

We incurred $0.4 million of mortgage loan servicing costs for the three months ended March 31, 2018 compared to $6.2 million for the three months ended March 31, 2017. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of the substantial majority of our mortgage loan portfolio during 2017. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to continue to recognize lower mortgage loan servicing costs than in prior periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate cap. Interest expense increased to $16.1 million for the three months ended March 31, 2018 from $15.6 million for the three months ended March 31, 2017. The increase was driven by increases in the variable component of our contractual interest rates.

Certain of the interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire.

Share-based compensation

Share-based compensation expense was $(0.4) million for the three months ended March 31, 2018 compared to $1.9 million for the three months ended March 31, 2017. The decrease in share-based compensation expense is primarily due to a cumulative adjustment related to the decline in the price of our common stock during the first quarter of 2018. Share-based compensation expense related to grants to employees of AAMC will fluctuate with changes in the price of our common stock because we mark-to-market the fair value of the RSU and option awards since the recipients are not employees of the Company.

General and administrative expenses

General and administrative expenses increased to $2.7 million from $2.3 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to increased legal and professional costs related to increased activity in ongoing litigation and general corporate activities.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $3.7 million during the three months ended March 31, 2018 compared to $4.2 million during the three months ended March 31, 2017. The decrease in base management fees is primarily driven by declines in our average invested capital (as defined in the AMA).

We incurred conversion fees to AAMC of $0.1 million during the three months ended March 31, 2018 compared to $0.6 million during the three months ended March 31, 2017. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Net gain (loss) on real estate and mortgage loans

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(15.5) million for the three months ended March 31, 2018 compared to $(51.9) million for the three months ended March 31, 2017. This was primarily due to the reclassification of net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions. The change in unrealized gains for the three months ended March 31, 2018 and 2017 can be categorized into the following three components:

•
First, we recognized an aggregate of $0.1 million in unrealized gains upon conversion of mortgage loans to REO for the three months ended March 31, 2018 compared to $9.5 million for the three months ended March 31, 2017, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three months ended March 31, 2018, we converted a two mortgage loans to REO status (offset by the reversion of two REO properties to mortgage loans) compared to a net of 195 mortgage loans converted to REO status during the three months ended March 31, 2017;

•
Second, we recognized an aggregate change in unrealized gains of $0.1 million from the net change in the fair value of loans for the three months ended March 31, 2018 compared to $0.6 million from the net change in the fair value of loans during the three months ended March 31, 2017. The fair value of our mortgage loans is based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. During the three months ended March 31, 2018, the fair value of our mortgage loans was impacted primarily by the disposition of the substantial majority of our mortgage loans during 2017; and

•
Third, we reclassified an aggregate of $15.7 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of mortgage loans for the three months ended March 31, 2018. This compares to an aggregate of $62.0 million reclassified from unrealized gains on mortgage loans to realized gains for the three months ended March 31, 2017.

As of March 31, 2018, we had sold or resolved the substantial majority of our mortgage loan portfolio and had only 99 mortgage loans remaining in or portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience realized or unrealized losses on our mortgage loans in future periods.

Net realized (loss) gain on mortgage loans

Net realized loss on mortgage loans was $0.5 million for the three months ended March 31, 2018 compared to a net realized gain on mortgage loans of $35.6 million for the three months ended March 31, 2017. Net realized gain or loss on mortgage loans is primarily impacted the number of mortgage loans that are sold or resolved. Our mortgage loans are primarily resolved through short sales, foreclosure sales and other liquidation events. We resolved 12 mortgage loans in the three months ended March 31, 2018 as compared to our sale or resolution of 634 mortgage loans in the three months ended March 31, 2017.

We expect to recognize lower realized gains or losses on mortgage loans in future periods as a result of divesting of the substantial majority of our mortgage loans during 2017.

Net realized gain on sales of real estate

Net realized gains on real estate decreased to $14.3 million for the three months ended March 31, 2018 from $20.0 million for the three months ended March 31, 2017. Net realized gain on sales of real estate is primarily impacted by the number of dispositions of REO properties and the ultimate pricing we achieve on these dispositions. During the three months ended March 31, 2018, we disposed of 193 properties compared to 413 properties during the three months ended March 31, 2017.

As our portfolio of non-rental REO properties continues to decline, we expect to recognize lower realized gains on real estate.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $115.1 million compared to $113.7 million as of December 31, 2017. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from mortgage loan and non-rental REO liquidations and cash generated from our rental portfolio. We expect our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Repurchase and Loan Agreements

At March 31, 2018, we were party to one repurchase agreement and seven loan agreements. Below is a description of each agreement outstanding during the three months ended March 31, 2018:

Repurchase Agreement

•
Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of March 31, 2018. The maturity date of the CS Repurchase Agreement is November 16, 2018. At March 31, 2018, an aggregate of $172.7 million was outstanding under the CS Repurchase Agreement.

Loan Agreements

•
Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($100.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of March 31, 2018. The maturity date of the Nomura Loan Agreement was April 5, 2018. As of March 31, 2018, we had an aggregate of $101.7 million outstanding under the Nomura Loan Agreement.

On April 5, 2018, we amended the Nomura Loan Agreement and extended the termination date by two years to April 5, 2020, with a potential additional one year extension to April 5, 2021. In addition, the uncommitted borrowing amount was increased to $150.0 million (which is available to us subject to our meeting certain eligibility requirements), the interest rate spread over one-month LIBOR has been reduced to 3.00%, the advance funding rates for both non-stabilized properties and stabilized rental properties were increased and the facility fee payable by us was reduced.

•
In connection with the seller financing related to our acquisition of 4,262 properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between our indirect wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to

MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount of the MSR Loan and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan with eight floating rate components. Interest is computed and settled monthly based on one-month LIBOR plus a fixed component spread. The initial maturity date of the MSR Loan is November 9, 2018. HOME Borrower has the option to extend the MSR Loan beyond the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

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

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into two separate loan agreements with entities sponsored by Amherst, pursuant to which we borrowed $114.2 million pursuant to the first loan agreement and $114.6 million pursuant to the second loan agreement. The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022. The HOME IV Loan Agreements are secured by first priority mortgages on a portion of the properties acquired in the third and final closing under the HOME Flow Transaction.

•
On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, with the potential to add other lenders from time to time as a party to the Term Loan Agreement. Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties. The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%.

As of March 31, 2018, the maximum aggregate funding available to us under the repurchase and loan agreements described above was $1.6 billion, subject to certain sublimits, eligibility requirements and conditions precedent to each funding. As of March 31, 2018, an aggregate of $1.3 billion was outstanding under these repurchase and loan agreements.

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

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset. These agreements define the discounted or “haircut” values as a range of 75% to 90% of the “asset value,” which is generally an amount based on the market value of the underlying asset as determined by the lender. A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. As of March 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 9.1% of the carrying value of such assets. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2017 to March 31, 2018 is primarily due to reductions of our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement remained consistent with a slight increase from 63.1% at December 31, 2017 to 63.2% at March 31, 2018. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements is 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement is 72% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash. See Note 6 to our condensed consolidated financial statements for additional information regarding our repurchase and loan agreements.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 ($ in thousands):

	Three months ended March 31, 2018	Three months ended December 31, 2017	Three months ended March 31, 2017
Balance at end of period	$1,264,853	$1,282,428	$1,219,164
Maximum month end balance outstanding during the period	1,276,161	1,316,240	1,219,164
Weighted average quarterly balance	1,274,715	1,168,514	1,182,353
Amount of available funding at end of period	325,617	308,042	124,974

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At March 31, 2018, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment and Waiver Agreement with Altisource Solutions

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and Altisource Solutions S.à r.l. (“Altisource Solutions”), a wholly owned subsidiary of ASPS, entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource Solutions and us, dated December 21, 2012, under which Altisource Solutions was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the acquired properties. Additionally, the Amendment and Waiver Agreement permitted us to utilize the property management services of MSR in connection with the additional properties we acquired as part of the HOME FLOW Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a $60 million liquidation fee to Altisource Solutions if (i) we sell, liquidate or dispose of 50% or more of our SFR portfolio managed by Altisource Solutions over a rolling eighteen (18) month period without using the proceeds of such sales, liquidations or disposals to purchase additional SFR assets or if (ii) the surviving entity in a change of control does not assume the MSA with Altisource Solutions as property manager. The liquidation fee will not be required to be paid if we or any surviving entity terminate the MSA as a result of a material breach of the MSA by Altisource Solutions, for Altisource Solutions’ failure to meet certain specified performance standards or for certain other customary reasons. Should we be required to pay the liquidation fee, our liquidity would be materially and adversely impacted.

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

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(4,471)	$(20,615)
Net cash provided by investing activities	24,742	154,527
Net cash used in financing activities	(25,708)	(161,646)
Total cash flows	$(5,437)	$(27,734)

Net cash used in operating activities for the three months ended March 31, 2018 consisted primarily of net changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2017 consisted primarily of cash expenses in excess of rental revenues.

Net cash provided by investing activities for the three months ended March 31, 2018 and 2017 consisted primarily of proceeds from mortgage loan resolutions and dispositions and dispositions of real estate, partially offset by investment in real estate and renovations.

Net cash used in financing activities for the three months ended March 31, 2018 consisted primarily of repayments of repurchase and loan agreements and payment of dividends on common stock. Net cash used in financing activities for the three months ended March 31, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing related to the first closing under the HOME Flow Transaction) and other secured borrowings, repurchases of common stock and the payment of dividends.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

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

For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by high rates of unemployment, high interest rates, lack of available financing, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values could cause us to suffer losses.

Interest Rate Risk

We will be exposed to interest rate risk from our (a) debt financing activities and (b) ownership of our remaining mortgage loans. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the residential mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense.

To date, we have not hedged the risk associated with the real estate underlying our portfolios or our remaining residential mortgage loans. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our debt financing interest rate obligations. A portion of our debt financing is, and will likely continue to be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of such financing. To mitigate this risk, we have used, and may continue to use, derivative financial instruments, such as interest rate swaps and interest rate caps, in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We entered into an interest rate cap on in order to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. We will be reimbursed by the counterparty of the interest rate cap to the extent that the one-month LIBOR exceeds the strike rate based on the scheduled notional amount of the interest rate cap. We are also exposed to counterparty risk should the counterparty fail to meet its obligations under the terms of the agreement.

We currently borrow funds on our repurchase and loan facilities at variable rates. At March 31, 2018, we had $446.8 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated fair market value of our aggregate variable rate borrowings was $930.2 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, our annual interest expense would increase or decrease by $4.5 million and $9.4 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of material legal proceedings to which we are a party during 2018:

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2017. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibits

Exhibit Number	Description
2.1
Separation Agreement, dated as of December 21, 2012, between Front Yard Residential Corporation and Altisource Portfolio Solutions S.A. (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 2012).

2.2
Membership Interest Purchase and Sale Agreement, dated September 30, 2016, between MSR I, LP and Front Yard Residential, L.P. (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed with the SEC on October 3, 2016).

2.3
Purchase and Sale Agreement, dated September 30, 2016, between Firebird SFE I, LLC and Front Yard Residential, L.P. (incorporated by reference to Exhibit 2.2 of the registrant's Current Report on Form 8-K filed with the SEC on October 3, 2016).

3.1	Articles of Restatement of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed with the SEC on April 8, 2013).
3.2	By-laws of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the SEC on December 5, 2012).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Yard Residential Corporation
Date:	May 8, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer