Form 10-Q
period 2018-06-30
Front Yard Residential Corp
filed 2018-08-09
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 2, 2018, 53,561,803 shares of our common stock were outstanding.

Front Yard Residential Corporation
June 30, 2018

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

•
our ability to successfully integrate newly acquired properties, including the RHA Acquired Properties acquired in the HB Acquisition (as such terms are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements herein), into our portfolio of single-family rental properties;

•
our ability to successfully operate HavenBrook Partners, LLC (“HavenBrook”) as a property manager or effectively perform the property management services at the level and/or the cost that we anticipate;

•	our ability to integrate personnel from HavenBrook and Altisource Portfolio Solutions S.A. (“ASPS”), including retaining key HavenBrook and ASPS employees;

•	the failure to identify unforeseen expenses or material liabilities associated with the HB Acquisition through the due diligence process prior to such acquisitions;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to deploy our cash, the proceeds from financing activities or non-rental real estate owned asset sales to target assets in a timely manner;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS or Main Street Renewal, LLC to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate held for use:
Land	$317,789	$322,062
Rental residential properties	1,393,371	1,381,110
Real estate owned	57,279	64,036
Total real estate held for use	1,768,439	1,767,208
Less: accumulated depreciation	(105,716)	(73,655)
Total real estate held for use, net	1,662,723	1,693,553
Real estate assets held for sale	26,850	75,718
Mortgage loans at fair value	9,778	11,477
Cash and cash equivalents	111,644	113,666
Restricted cash	37,095	47,822
Accounts receivable, net	16,180	19,555
Prepaid expenses and other assets	20,791	12,758
Total assets	$1,885,061	$1,974,549

Liabilities:
Repurchase and loan agreements	$1,241,336	$1,270,157
Accounts payable and accrued liabilities	59,222	55,639
Payable to AAMC	4,252	4,151
Total liabilities	1,304,810	1,329,947

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,561,803 shares issued and outstanding as of June 30, 2018 and 53,447,950 shares issued and outstanding as of December 31, 2017	536	534
Additional paid-in capital	1,181,873	1,181,327
Accumulated deficit	(602,158)	(537,259)
Total equity	580,251	644,602
Total liabilities and equity	$1,885,061	$1,974,549

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$40,906	$30,102	$80,671	$55,720
Change in unrealized gain on mortgage loans	—	(77,824)	—	(129,689)
Net realized gain on mortgage loans	—	40,227	—	75,777
Net realized gain on sales of real estate	—	20,807	—	40,763
Interest income	—	98	—	177
Total revenues	40,906	13,410	80,671	42,748
Expenses:
Residential property operating expenses	17,197	19,337	33,989	37,596
Depreciation and amortization	18,761	14,805	37,951	29,979
Acquisition fees and costs	759	209	792	376
Impairment	2,143	9,114	9,718	23,334
Mortgage loan servicing costs	319	2,625	674	8,870
Interest expense	16,338	15,153	32,401	30,725
Share-based compensation	1,094	552	680	2,466
General and administrative	2,477	2,882	5,150	5,204
Management fees to AAMC	3,697	4,433	7,487	9,248
Total expenses	62,785	69,110	128,842	147,798
Operating loss	(21,879)	(55,700)	(48,171)	(105,050)
Net loss on real estate and mortgage loans	(306)	—	(1,940)	—
Casualty loss reversals, net	520	—	520	—
Insurance recoveries	115	—	115	—
Other income	214	—	790	—
Loss before income taxes	(21,336)	(55,700)	(48,686)	(105,050)
Income tax expense	—	7	—	14
Net loss	$(21,336)	$(55,707)	$(48,686)	$(105,064)

Loss per share of common stock - basic:
Loss per basic share	$(0.40)	$(1.04)	$(0.91)	$(1.96)
Weighted average common stock outstanding - basic	53,520,486	53,474,680	53,487,459	53,560,012
Loss per share of common stock - diluted:
Loss per diluted share	$(0.40)	$(1.04)	$(0.91)	$(1.96)
Weighted average common stock outstanding - diluted	53,520,486	53,474,680	53,487,459	53,560,012

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	136,689	2	106	—	108
Repurchases of common stock	(22,836)	—	(240)	—	(240)
Dividends on common stock ($0.30 per share)	—	—	—	(16,213)	(16,213)
Share-based compensation	—	—	680	—	680
Net loss	—	—	—	(48,686)	(48,686)
June 30, 2018	53,561,803	$536	$1,181,873	$(602,158)	$580,251

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	49,657	1	49	—	50
Repurchases of common stock	(357,848)	(4)	(5,004)	—	(5,008)
Dividends on common stock ($0.30 per share)	—	—	—	(15,940)	(15,940)
Share-based compensation	—	—	2,466	—	2,466
Net loss	—	—	—	(105,064)	(105,064)
June 30, 2017	53,359,440	$534	$1,179,756	$(440,718)	$739,572

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(48,686)	$(105,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss on real estate and mortgage loans	1,940	13,149
Depreciation and amortization	37,951	29,979
Impairment	9,718	23,334
Share-based compensation	680	2,466
Amortization of deferred financing costs	2,554	4,452
Casualty loss reversals, net	(520)	—
Insurance recoveries	(115)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,216)	3,781
Prepaid expenses and other assets	(2,723)	(1,401)
Accounts payable and accrued liabilities	3,812	4,359
Payable to AAMC	101	(333)
Net cash provided by (used in) operating activities	3,496	(25,278)
Investing activities:
Investment in real estate	(6,701)	(60,678)
Investment in renovations	(16,520)	(23,032)
Payment of real estate tax advances	(154)	(2,776)
Proceeds from mortgage loan resolutions and dispositions	4,643	462,704
Receipt of mortgage loan payments	173	5,690
Proceeds from dispositions of real estate	62,118	145,392
Net cash provided by investing activities	43,559	527,300
Financing activities:
Proceeds from exercise of stock options	108	184
Payment of tax withholdings on share-based compensation plan awards	—	(134)
Repurchase of common stock	(240)	(5,008)
Dividends on common stock	(16,102)	(16,088)
Repayments of other secured debt	—	(144,971)
Proceeds from repurchase and loan agreements	—	111,088
Repayments of repurchase and loan agreements	(30,430)	(370,028)
Investment in interest rate cap derivative	(936)	—
Financing-related deposits	(11,259)	—
Payment of deferred financing costs	(945)	(4,421)
Net cash used in financing activities	(59,804)	(429,378)
Net change in cash, cash equivalents and restricted cash	(12,749)	72,644
Cash, cash equivalents and restricted cash as of beginning of the period	161,488	129,223
Cash, cash equivalents and restricted cash as of end of the period	$148,739	$201,867

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Six months ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29,970	$27,014
Income taxes	58	28

Non-cash investing and financing transactions:
Seller financing of assets acquired	$—	$167,682
Transfer of mortgage loans to real estate owned, net	64	40,855
Transfer of mortgage loans at fair value to mortgage loans held for sale	—	408,213
Changes in accrued capital expenditures	183	1,014
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	628	472
Changes in receivables from real estate owned dispositions	(1,954)	(12,094)
Dividends declared but not paid	8,383	8,195

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2018
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

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. As of June 30, 2018, we had a rental portfolio of approximately 12,000 homes. In addition, we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We are currently in the process of liquidating these assets in order to create additional liquidity and purchasing power to continue building our rental portfolio.

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

As of June 30, 2018, we had property management contracts with two separate third-party service providers for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services in respect of our SFR and REO portfolios. We also had a servicing agreement with one mortgage loan servicer with respect to the servicing of the remaining mortgage loans in our portfolio.

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

Recently issued accounting standards

Adoption of recent accounting standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards to non-employees. This ASU is effective for fiscal years after December 15, 2018, including interim periods within that fiscal year. The Company has adopted the provisions of ASU 2018-07 effective April 1, 2018. Upon adoption, the fair value of the restricted stock and stock option awards we had previously granted to employees of AAMC was determined as of the transition date, and the fair value of such awards granted subsequent to April 1, 2018 will be determined as of the grant date. As a result, our share-based compensation expense will not fluctuate with our stock price or other factors that previously impacted the mark-to-market adjustments on these awards. This adoption had no other significant effect on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management performed an analysis of our gains and losses arising from real estate sales (the sole component of our revenue within the scope of ASU 2014-09). We determined that our policy for recognition of gains and losses on real estate sales prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. Therefore, our adoption of ASU 2014-09 effective January 1, 2018 had no significant impact on our previous revenue recognition practices, and our application of the modified retrospective method of adoption resulted in no adjustments to comparative information or cumulative adjustments to any beginning balances in the current period. As our mortgage loan and related REO activities are no longer a core part of our operations, we determined to classify net gains and losses from sales of real estate and resolutions and dispositions of mortgage loans as a component of other income, outside of operating income or loss, which is consistent with the guidance of ASU 2014-09, effective with the adoption on January 1, 2018.

Recently issued accounting standards not yet adopted

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We will adopt this standard on January 1, 2019, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We will adopt this standard on January 1, 2019. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

During the three and six months ended June 30, 2018, we acquired 19 and 54 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $2.4 million and $6.7 million, respectively. During the three and six months ended June 30, 2017, we acquired 17 residential properties under our other acquisition programs for an aggregate purchase price of $1.8 million.

Real estate dispositions

During the three and six months ended June 30, 2018, we sold 137 and 330 properties, respectively. Net proceeds of these sales were $25.0 million and $60.2 million, respectively, and we recorded $10.9 million and $25.3 million, respectively, of net realized gain on sales of real estate, which is recorded as a component of net loss on real estate and mortgage loans in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2017, we sold 522 and 935 REO properties, respectively. Net proceeds of these sales were $66.4 million and $133.3 million, respectively, and we recorded $20.8 million and $40.8 million, respectively, of net realized gains on real estate.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three and six months ended June 30, 2018, we resolved 9 and 21 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.7 million and $1.8 million, respectively, and we recorded $(0.5) million and $(1.0) million of net realized loss on mortgage loans, respectively, which is recorded as a component of net loss on real estate and mortgage loans in our condensed consolidated statements of operations.

During the three and six months ended June 30, 2017, we sold 2,104 and 2,660 mortgage loans, respectively, and we resolved 33 and 111 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these sales and resolutions were $339.2 million and $464.0 million, respectively, and we recorded $40.2 million and $75.8 million of net realized gain on mortgage loans, respectively.

Transfers of mortgage loans to real estate owned

During the three and six months ended June 30, 2018, our transfers of mortgage loans to or from REO were not significant.

During the three and six months ended June 30, 2017, we transferred an aggregate of 66 and 261 mortgage loans to REO, respectively, at an aggregate fair value based on BPOs of $12.2 million and $40.9 million, respectively. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $5.0 million and $14.5 million in change in unrealized gain on mortgage loans, respectively, that resulted from marking the properties to their most current market value.

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$147	$4,992	$284	$14,478
Change in fair value, net	43	(1,890)	106	(1,330)
Reclassification to realized gain or loss	(10,890)	(80,926)	(26,598)	(142,837)
Total change in unrealized gain on mortgage loans	(10,700)	(77,824)	(26,208)	(129,689)
Net realized (loss) gain on mortgage loans	(541)	40,227	(1,011)	75,777
Net realized gain on sales of real estate	10,935	20,807	25,279	40,763
Net loss on real estate and mortgage loans	$(306)	$(16,790)	$(1,940)	$(13,149)

3. Real Estate Assets, Net

Real estate held for use

As of June 30, 2018, we had 12,187 single-family residential properties held for use. Of these properties, 11,064 had been leased, 335 were listed and ready for rent, 350 were in unit turn status and 137 were in varying stages of renovation. With respect to the remaining 301 REO properties, we will make a final determination whether each property meets our rental profile.

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status and 194 were in varying stages of renovation. With respect to the remaining 266 REO properties, we were in the process of determining whether these properties would meet our rental profile.

During the three and six months ended June 30, 2018, we recognized a nominal amount of impairment on real estate held for use. During the three and six months ended June 30, 2017, we recognized $0.5 million and $2.8 million, respectively, of impairment on real estate held for use, all of which related to our properties under evaluation for rental strategy.

Real estate held for sale

As of June 30, 2018 and December 31, 2017, our real estate held for sale included 110 and 333 REO properties, respectively, with an aggregate carrying value of $26.9 million and $75.7 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria.

During the three and six months ended June 30, 2018, we recognized $2.1 million and $9.7 million, respectively, of valuation impairment on our real estate assets held for sale. During the three and six months ended June 30, 2017, we recognized $8.8 million and $18.8 million, respectively, of valuation impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2018 and December 31, 2017 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
June 30, 2018
Current	14	$1,493	$1,933	$2,813
30 days past due	3	269	289	613
60 days past due	2	61	293	239
90 days past due	26	1,076	7,176	6,456
Foreclosure	46	6,879	14,487	15,944
Mortgage loans at fair value	91	$9,778	$24,178	$26,065

December 31, 2017
Current	17	$1,528	$2,380	$3,156
30 days past due	1	51	139	70
60 days past due	3	304	344	630
90 days past due	23	720	7,674	6,498
Foreclosure	67	8,874	18,813	20,820
Mortgage loans at fair value	111	$11,477	$29,350	$31,174

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2018
Recurring basis (assets)
Mortgage loans at fair value	$9,778	$—	$—	$9,778
Interest rate cap derivative (1)	745	—	745	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,241,336	—	1,246,471	—

December 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$11,477	$—	$—	$11,477
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,270,157	—	1,276,315	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the six months ended June 30, 2018 or during the year ended December 31, 2017.

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

The following table sets forth the changes in our mortgage loans during the three and six months ended June 30, 2018 and 2017 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Mortgage loans at fair value, beginning balance	$10,274	$425,100	$11,477	$568,480
Net gain (loss) on mortgage loans	473	(7,189)	358	6,803
Mortgage loan dispositions, resolutions and payments	(783)	(340,723)	(2,006)	(468,201)
Real estate tax advances to borrowers	15	925	96	3,252
Selling costs on loans held for sale	—	(73)	(83)	(1,741)
Transfer of mortgage loans to real estate owned, net	(201)	(10,302)	(64)	(40,855)
Mortgage loans at fair value, ending balance	$9,778	$67,738	$9,778	$67,738

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$(159)	$(2,823)	$(80)	$(2,623)

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	June 30, 2018	December 31, 2017
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-1.38% to 8.88%	-1.71% to 9.07%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	48.6% to 100%	49.5% to 100%
Loan resolution probabilities — paid in full	0% to 48.4%	0% to 47.4%
Loan resolution timelines (in years)	0.1 to 5.8	0.1 to 5.3
Value of underlying properties	$45,000 to $2,400,000	$45,000 to $2,250,000

6. Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2018, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.82%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2018 and December 31, 2017 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
June 30, 2018
CS Repurchase Agreement due November 16, 2018	$350,000	$242,282	$160,727	$189,273
Nomura Loan Agreement due April 5, 2020 (1)	250,000	166,179	100,801	149,199
MSR Loan Agreement due November 9, 2018 (2)	489,259	616,287	489,259	—
HOME II Loan Agreement due November 9, 2019 (2)	83,270	101,944	83,270	—
HOME III Loan Agreement due November 9, 2019 (2)	89,150	113,179	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	147,639	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	148,654	114,590	—
Term Loan Agreement due April 6, 2022	100,000	115,554	100,000	—
Less: unamortized loan discount	—	—	(5,527)	—
Less: deferred debt issuance costs	—	—	(5,135)	—
	$1,590,470	$1,651,718	$1,241,336	$338,472

December 31, 2017
CS Repurchase Agreement due November 16, 2018	$350,000	$281,722	$189,173	$160,827
Nomura Loan Agreement due April 5, 2018	250,000	169,521	102,785	147,215
MSR Loan Agreement due November 9, 2018 (2)	489,259	622,065	489,259	—
HOME II Loan Agreement due November 9, 2019 (2)	83,270	103,324	83,270	—
HOME III Loan Agreement due November 9, 2019 (2)	89,150	114,698	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	149,698	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	150,718	114,590	—
Term Loan Agreement due April 6, 2022	100,000	116,250	100,000	—
Less: unamortized loan discount	—	—	(6,158)	—
Less: deferred debt issuance costs	—	—	(6,113)	—
	$1,590,470	$1,707,996	$1,270,157	$308,042
_____________

(1)	Represents initial maturity date. Does not include a potential additional one-year extension to April 5, 2021.

(2)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

CS Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of June 30, 2018. The maturity date of the CS Repurchase Agreement is November 16, 2018. At June 30, 2018, an aggregate of $160.7 million was outstanding under the CS Repurchase Agreement.

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly based on the lender’s cost of funds plus a spread of 2.75% and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($150.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of June 30, 2018. The maturity date of the Nomura Loan Agreement is April 5, 2020, with a potential additional one-year extension to April 5, 2021. As of June 30, 2018, we had an aggregate of $100.8 million outstanding under the Nomura Loan Agreement.

Under the terms of the Nomura Loan Agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura Loan Agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. We may be required to repay a portion of the amounts outstanding under the Nomura Loan Agreement should the loan-to-value ratio of the funded collateral decline. Under the terms of the Nomura Loan Agreement, we are required to pay interest monthly based on the one-month LIBOR plus a spread of 3.00% and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility. The Nomura Loan Agreement is fully guaranteed by us.

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

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

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

We are currently in compliance with the covenants and other requirements with respect to each of the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

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

7. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2017. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

Amendment and Waiver Agreement with Altisource S.à r.l.

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource S.à r.l., a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource S.à r.l. and us, dated December 21, 2012, under which Altisource S.à r.l. was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the properties acquired in the HOME SFR Transaction and the HOME Flow Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a significant liquidation fee to Altisource S.à r.l. in certain circumstances. On August 8, 2018, the Amendment and Waiver Agreement was superseded by the MSA Amendment Agreement, as defined and described in Note 14.

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

If the AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Base management fees (1)	$3,644	$3,999	$7,371	$8,210
Conversion fees (1)	53	434	116	1,038
Expense reimbursements (2)	219	210	481	406
______________

(1)	Included in management fees in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA has been payable to AAMC to date because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of June 30, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 43.53% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

9. Share-Based Payments

2016 Equity Incentive Plan

Our non-management directors each received annual grants of restricted stock units issued under the Company's 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $75,000 for the 2018-2019 service year ($60,000 for the 2017-2018 service year) on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

During the six months ended June 30, 2018 and 2017, we granted an aggregate of 35,984 and 23,727 restricted stock units, respectively, with a weighted average grant date fair value of $10.64 and $14.28 per share, respectively. In addition, upon the separation of one of the members of our Board of Directors on March 26, 2018, 701 of his previously issued restricted stock units with a grant date fair value of $14.30 were forfeited.

We have also made grants of restricted stock units and stock options to certain employees of AAMC with service-based or market-based vesting criteria. Our service-based awards vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. Our market-based awards vest in three equal annual installments on the first, second and third anniversary of the later of (i) the date of the award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the market-based awards shall expire.

During the six months ended June 30, 2018, we granted an aggregate of 299,576 service-based restricted stock units and 219,894 market-based restricted stock units to employees of AAMC with a weighted average grant date fair value of $10.64 per share and $8.47 per share, respectively. In addition during this period, 36,007 service-based restricted stock units with a weighted average grant date fair value of $12.73 per share were forfeited.

During the six months ended June 30, 2017, we granted an aggregate of 247,906 service-based restricted stock units and 567,227 market-based stock options to employees of AAMC with a weighted average grant date fair value of $14.30 per share and $3.17 per share, respectively.

We recorded $1.1 million and $0.7 million and of share-based compensation expense for the three and six months ended June 30, 2018, respectively, and we recorded $0.6 million and $2.5 million of share-based compensation expense for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, we had $6.5 million and $2.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.3 years and 1.2 years, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of June 30, 2018, options to purchase an aggregate of 77,942 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. At June 30, 2018, the interest rate cap had a fair value of $0.7 million. At December 31, 2017, the interest rate cap had a nominal fair value. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statements of operations. During the six months ended June 30, 2018 and 2017, we recognized $0.2 million and a nominal amount, respectively, related to changes in the fair value of the interest rate cap. During the three months ended June 30, 2018, we recognized a reduction to interest expense of $0.1 million since the one-month LIBOR exceeded the strike rate.

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through June 30, 2018, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of June 30, 2018 and 2017, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and six months ended June 30, 2018 and 2017.

On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’s 2014 tax year was closed without any changes.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(21,336)	$(55,707)	$(48,686)	$(105,064)

Denominator
Weighted average common stock outstanding – basic	53,520,486	53,474,680	53,487,459	53,560,012
Weighted average common stock outstanding – diluted	53,520,486	53,474,680	53,487,459	53,560,012

Loss per basic common share	$(0.40)	$(1.04)	$(0.91)	$(1.96)
Loss per diluted common share	$(0.40)	$(1.04)	$(0.91)	$(1.96)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Denominator (in weighted-average shares)
Stock options	70,166	198,544	85,070	179,511
Restricted stock	234,924	270,258	221,839	182,885

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect occurred during the six months ended June 30, 2018 or 2017.

13. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

14. Subsequent Events

Management has evaluated the impact of all events subsequent to June 30, 2018 and through the issuance of these interim condensed consolidated financial statements. Except as disclosed below, we have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements.

Purchase Agreement

On August 8, 2018, we acquired all of the equity interests of HavenBrook Partners, LLC, a Delaware limited liability company (“HavenBrook”), and three real estate investment trusts owned by Rental Home Associates LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. HavenBrook is a full-service property management company, and the assets of the entities acquired from RHA include 3,236 single-family rental properties (the “RHA Acquired

Properties”). The acquisition increases the size of our single-family rental portfolio to approximately 15,000 properties, enhances our presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota, and provides us with an internal property management service company that will initially manage the RHA Acquired Properties and, following a transition period, will also manage the rental properties currently managed by ASPS. We refer to this transaction as the “HB Acquisition.”

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC, our newly formed Delaware limited liability company and wholly-owned subsidiary (“FYR SFR Borrower”), entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”). Pursuant to the FYR SFR Loan Agreement, Borrower borrowed $508.7 million secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental program and will be purchased by Freddie Mac following the completion of the acquisition and loan transaction. The FYR SFR Loan Agreement is interest only with a fixed interest rate of 4.65% and a 10-year term, maturing on September 1, 2028.

The FYR SFR Loan Agreement is secured by first priority mortgages on the FYR SFR Collateral Properties and the equity interests of FYR SFR Loan Agreement. The FYR SFR Loan Agreement requires that FYR SFR Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness FYR SFR Borrower can incur, limitations on sales and dispositions of the FYR SFR Collateral Properties and various restrictions on the use of cash generated by the operations of the FYR SFR Collateral Properties while the FYR SFR Loan Agreement is outstanding.

Amendment to Master Services Agreement and Amendment and Waiver Agreement with Altisource S.à r.l.

In connection with the acquisition described above, on August 8, 2018, we and Altisource S.à r.l. entered into an amendment to the MSA (the “MSA Amendment Agreement”). Pursuant to the MSA, Altisource S.à r.l. had been the exclusive provider of leasing and property management services to us and each of our subsidiaries. Under the terms of the MSA Amendment Agreement, we will acquire certain property management resources owned by Altisource S.à r.l., and the exclusivity provisions with respect to the renovation and property management provisions have been terminated in order to allow us to internalize the property management function related to the rental properties managed by Altisource S.à r.l.. Following a transition period ending December 31, 2018 (the “Transition Period”), the MSA will be terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, Altisource S.à r.l. will continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to approximately 300 of our remaining non-rental legacy assets until such properties are sold.

In exchange for the property management resources to be acquired and the above-described amendments, including the termination of the exclusivity provision of the MSA, we have agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Front Yard Residential Corporation, (“we,” “our,” “us,” or the “Company”) is an industry leader in providing quality, affordable rental homes to America’s families in a variety of suburban communities that have easy accessibility to metropolitan areas. Our tenants enjoy the space and comfort that is unique to single-family housing at reasonable prices. Our mission is to provide our tenants with affordable houses they are proud to call home.

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries. We conduct a single-family rental (“SFR”) business with an objective of becoming one of the top SFR equity REITs serving American families and their communities.

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

As of June 30, 2018, we had property management service agreements with two separate third-party property managers, Altisource Portfolio Solutions S.A. (“ASPS”) and Main Street Renewal, LLC (“MSR,” together with ASPS, our “Property Managers”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of our SFR portfolios. We believe that our relationships with our Property Managers and our access to their respective nationwide renovation and property management vendor and internal networks has enabled us to competitively acquire and operate SFR properties.

Management Overview

On August 8, 2018, we achieved two significant milestones. First, we completed the acquisition of an additional 3,236 SFR properties (the “RHA Acquired Properties”), expanding our SFR portfolio to approximately 15,000 homes. This acquisition enhances our presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. Second, we completed the acquisition of HavenBrook Partners, LLC (“HavenBrook”), a property management firm that currently manages the RHA Acquired Properties. With our continued growth, we believe we have now achieved the portfolio size necessary to commence the internalization of our property management function. HavenBrook will provide us with an internal property management service company and allow us to benefit from economies of scale that will enhance long-term shareholder value. The combined purchase price was $485.0 million. We refer to this transaction as the “HB Acquisition.”

As part of our internalization of property management, we expect to transition the properties currently managed by ASPS into the newly acquired HavenBrook property management platform. We anticipate that this transition will be completed by December 31, 2018.

In conjunction with the HB Acquisition, Berkadia Commercial Mortgage LLC (“Berkadia”) provided $508.7 million of financing (the “FYR SFR Loan Agreement”) as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) affordable single-family rental pilot program. The FYR SFR Loan Agreement is interest only, bears interest at a fixed rate of 4.65% and has a 10-year term, maturing September 1, 2028. This financing includes 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (the “FYR SFR Collateral Properties”). Approximately 78% of the homes financed pursuant to the FYR SFR Loan Agreement have rents that are considered affordable for families earning at or below 80% of the area median income (“AMI”).

Moreover, approximately 93% of the units are affordable for families earning at or below 100% of AMI. We believe this further solidifies our value proposition as a leading provider of affordable single-family rental housing.

In addition to this transformative transaction, during the second quarter of 2018, we continued our transition into a 100% SFR equity REIT by continuing to liquidate our remaining non-rental REO properties that do not meet our rental criteria and reducing our mortgage loan portfolio to only 91 loans. We completed the sale of 123 non-rental REO properties, leaving 190 of such properties to be sold. In addition, we continually evaluate the performance of our SFR portfolio and market certain rental properties for sale that do not meet our strategic objectives. During the second quarter of 2018, we sold 14 former rental properties, and we have identified 221 additional rental properties for sale. These property sales allow us to both improve our operating efficiency, further simplify our statement of operations and balance sheet and to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

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

Portfolio Overview

Real Estate Assets

As of June 30, 2018, we had 12,187 single-family residential properties held for use. Of these properties, 11,064 had been leased, 335 were listed, 350 were in unit turn status and 137 were in varying stages of renovation. With respect to the remaining 301 REO properties, we will make a final determination whether each property meets our rental profile.

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status and 194 were in varying stages of renovation. With respect to the remaining 266 REO properties, we were in the process of determining whether these properties would meet our rental profile.

The following table presents the number of real estate assets by status as of the dates indicated:

	June 30, 2018	December 31, 2017
Rental properties:
Leased	11,064	10,850
Listed and ready for rent	335	591
Unit turn	350	340
Renovation	137	194
Total rental	11,886	11,975
Evaluating for rental strategy	301	266
Total real estate held for use	12,187	12,241
Held for sale	110	333
Total real estate assets	12,297	12,574

The following table sets forth a summary of our total real estate portfolio as of June 30, 2018 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	3,134	$344,573	33
Texas	1,997	294,794	28
Tennessee	1,477	211,859	23
Florida	1,278	179,968	31
North Carolina	874	119,893	25
Indiana	669	86,400	23
Missouri	414	61,322	39
Alabama	370	53,461	29
Oklahoma	306	45,017	27
Mississippi	271	39,589	19
All other rentals	1,096	171,761	46
Non-rental REO	411	80,936	47
Total	12,297	$1,689,573	30
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

During the three and six months ended June 30, 2018, we acquired 19 and 54 SFR properties under our other acquisition programs for an aggregate purchase price of $2.4 million and $6.7 million, respectively. During the three and six months ended June 30, 2017, we acquired 17 residential properties under our other acquisition programs for an aggregate purchase price of $1.8 million.

Real Estate Dispositions

During the three and six months ended June 30, 2018, we sold 137 and 330 properties, respectively, and we recorded $10.9 million and $25.3 million, respectively, of net realized gain on sales of real estate, which is recorded as a component of net loss on real estate and mortgage loans in our condensed consolidated statement of operations.

During the three and six months ended June 30, 2017, we sold 522 and 935 REO properties, respectively, and we recorded $20.8 million and $40.8 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning count of real estate assets	12,416	11,073	12,574	10,533
Acquisitions	19	768	54	1,525
Dispositions	(137)	(522)	(330)	(935)
Mortgage loan conversions to REO, net (1)	(1)	66	(1)	261
Other additions	—	6	—	7
Ending count of real estate assets	12,297	11,391	12,297	11,391
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of June 30, 2018, we had 91 remaining mortgage loans with an aggregate UPB of approximately $24.2 million and an aggregate market value of underlying properties of approximately $26.1 million. As of December 31, 2017, we had 111 mortgage loans with an aggregate UPB of approximately $29.4 million and an aggregate market value of underlying properties of $31.2 million.

Mortgage Loan Resolutions and Dispositions

During 2017, we sold the substantial majority of our mortgage loans. We expect to continue to sell or resolve our remaining mortgage loans.

During the three and six months ended June 30, 2018, we resolved 9 and 21 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. During the three and six months ended June 30, 2017, we sold 2,104 and 2,660 mortgage loans, respectively, and we resolved 33 and 111 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Mortgage Loans at Fair Value
Beginning	99	2,645	111	3,474
Sales and resolutions	(9)	(2,137)	(21)	(2,771)
Mortgage loan conversions to REO, net(1)	1	(66)	1	(261)
Ending	91	442	91	442
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Metrics Affecting Our Consolidated Results

Revenues

Effective January 1, 2018, our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $14,964 per home for the 11,064 properties that were leased at June 30, 2018.

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At June 30, 2018, 94.3% of our stabilized properties were leased.

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

Effective January 1, 2018, we record these components as net gain (loss) on real estate and mortgage loans as a component of other income as our mortgage loan and related REO activities are no longer a core part of our operations.

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

iv.	Impairment. Impairment represents our estimated costs to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell.

v.	Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance.

vi.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

i.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued to our pursuant to authorized share-based compensation plans.

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

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will depend on our ability to identify and acquire SFR properties and other single-family residential assets. We believe that there is currently a large potential supply of SFR properties available for acquisition. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR properties may be irregularly timed and may involve portfolios of varying sizes. The timing and extent of our success in acquiring such assets cannot be predicted.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

Rental revenues

Rental revenues increased to $40.9 million and $80.7 million for the three and six months ended June 30, 2018, respectively, compared to $30.1 million and $55.7 million for the three and six months ended June 30, 2017, respectively. The number of leased properties increased to 11,064 at June 30, 2018 from 8,470 at June 30, 2017 (excluding the 751 leased properties acquired in the second closing under the HOME Flow Transaction on June 29, 2017 as we recognized nominal rental revenues related to these properties during the second quarter of 2017). We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Residential property operating expenses

We incurred residential property operating expenses of $17.2 million and $34.0 million for the three and six months ended June 30, 2018, respectively, compared to $19.3 million and $37.6 million for the three and six months ended June 30, 2017, respectively. This decrease is primarily due a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. This decrease is partially offset by an increased total number of properties in our real estate portfolio. At June 30, 2018, we had 12,297 total properties, of which 11,064 were leased, compared to 10,640 total properties, of which 8,470 were leased, at June 30, 2017 (excluding the 751 properties acquired in the second closing under the HOME Flow Transaction on June 29, 2017).

Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense per property as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Depreciation and amortization

We incurred $18.8 million and $38.0 million of depreciation and amortization for the three and six months ended June 30, 2018, respectively, compared to $14.8 million and $30.0 million for the three and six months ended June 30, 2017, respectively. This increase is primarily due to growth in our rental portfolio. Our residential rental portfolio increased to 11,886 properties at June 30, 2018 from 9,302 properties at June 30, 2017 (excluding the 751 SFR properties acquired in the second closing under the HOME Flow Transaction on June 29, 2017). We expect to incur increasing depreciation and amortization as we acquire and place more residential properties into service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $2.2 million and $5.2 million of lease-in-place intangible asset amortization for the three and six months ended June 30, 2018, respectively, compared to $2.4 million and $6.6 million for the three and six months ended June 30, 2017, respectively.

Acquisition fees and costs

We incurred $0.8 million of acquisition fees and costs for both the three and six months ended June 30, 2018 compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively. This increase is primarily due to increased cost in the second quarter of 2018 related to the HB Acquisition.

Impairment

We recognized $2.1 million and $9.7 million of valuation impairment on our real estate assets for the three and six months ended June 30, 2018, respectively, compared to $9.3 million and $21.6 million for the three and six months ended June 30, 2017, respectively. These declines are primarily driven by the reduction in our non-rental REO to be sold.

For our real estate held for use, if the carrying amount of the asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. If an increase in the fair value of our held for use properties is noted at a subsequent measurement date, we do not recognize the subsequent recovery. For our real estate held for sale, we record the properties at the lower of either the carrying amount or its estimated fair value less estimated selling costs. If the carrying amount exceeds the estimated fair value, as adjusted, we record impairment equal to the amount of such excess. If an increase in the fair value of our held for sale properties is noted at a subsequent measurement date, a reversal of previously recognized impairment is recognized to the extent of such increase in fair value. The majority of the valuation impairments we realize relates to our real estate assets held for sale, and we expect to recognize lower valuation impairments in future periods as our portfolio of non-rental assets declines.

In addition, during the three and six months ended June 30, 2017, we recognized $(0.2) million and $1.7 million, respectively, of mortgage loan selling costs.

Mortgage loan servicing costs

We incurred $0.3 million and $0.7 million of mortgage loan servicing costs for the three and six months ended June 30, 2018, respectively, compared to $2.6 million and $8.9 million for the three and six months ended June 30, 2017, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of the substantial majority of our mortgage loan portfolio during 2017. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to continue to recognize lower mortgage loan servicing costs than in prior periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate cap. Interest expense increased to $16.3 million for the three months ended June 30, 2018 from $15.2 million for the three months ended June 30, 2017. The increase was driven by increased average borrowings under our repurchase and loan agreements as well as increases in the variable component of our contractual interest rates.

Interest expense increased to $32.4 million for the six months ended June 30, 2018 from $30.7 million for six months ended June 30, 2017. The increase was driven by increased average borrowings under our repurchase and loan agreements as well as increases in the variable component of our contractual interest rates.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire.

Share-based compensation

Share-based compensation expense was $1.1 million and $0.7 million for the three and six months ended June 30, 2018, respectively, compared to $0.6 million and $2.5 million for the three and six months ended June 30, 2017, respectively. Prior to the second quarter of 2018, our share-based compensation awarded to management of AAMC fluctuated with changes in the market value of our common stock, among other factors. In the second quarter of 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07: Compensation - Stock Compensation (Topic 718), which we adopted on April 1, 2018. This adoption resulted in (i) the fair value of share-based compensation awards granted to management of AAMC prior to April 1, 2018 being fixed at the transition date fair value and (ii) the fair value of awards granted subsequent to April 1, 2018 to be measured at the grant date fair value, thus eliminating periodic fluctuations of share-based compensation expense that previously arose from changes in our common stock price.

General and administrative expenses

General and administrative expenses decreased to $2.5 million from $2.9 million for the three months ended June 30, 2018 and 2017, respectively, primarily due to the non-recurrence of legal and professional costs related to ongoing litigation in 2017.

General and administrative expenses remained constant at $5.2 million for each of the six months ended June 30, 2018 and 2017, respectively.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $3.6 million and $7.4 million during the three and six months ended June 30, 2018, respectively, compared to $4.0 million and $8.2 million during the three and six months ended June 30, 2017, respectively. The decrease in base management fees is primarily driven by declines in average invested capital (as defined in the AMA).

We incurred conversion fees to AAMC of $53,000 and $0.1 million during the three and six months ended June 30, 2018, respectively, compared to $0.4 million and $1.0 million during the three and six months ended June 30, 2017, respectively. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Net gain (loss) on real estate and mortgage loans

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(10.7) million and $(26.2) million for the three and six months ended June 30, 2018, respectively, compared to $(77.8) million and $(129.7) million for the three and six months ended June 30, 2017, respectively. This was primarily due to the reclassification of net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from sales and resolutions. The change in unrealized gains for the three and six months ended June 30, 2018 and 2017 can be categorized into the following three components:

•
First, we recognized an aggregate of $0.1 million and $0.3 million in unrealized gains upon conversion of mortgage loans to REO for the three and six months ended June 30, 2018, respectively, compared to $5.0 million and $14.5 million for the three and six months ended June 30, 2017, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. During the three and six months ended June 30, 2018, we transferred four and six mortgage loans, respectively, to REO status (offset by five and seven reversions of REO properties to mortgage loans) compared to a net of 66 and 261 mortgage loans converted to REO status during the three and six months ended June 30, 2017, respectively;

•
Second, we recognized an aggregate change in unrealized gains of a nominal amount and $0.1 million from the net change in the fair value of loans for the three and six months ended June 30, 2018 respectively, compared to $(1.9) million and $(1.3) million from the net change in the fair value of loans during the three and six months ended June 30, 2017, respectively. The fair value of our mortgage loans is based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model; and

•
Third, we reclassified an aggregate of $10.9 million and $26.6 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of mortgage loans for the three and six months ended June 30, 2018, respectively. This compares to an aggregate of $80.9 million and $142.8 million reclassified from unrealized gains on mortgage loans to realized gains for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, we had sold or resolved the substantial majority of our mortgage loan portfolio and had only 91 mortgage loans remaining in or portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience realized or unrealized losses on our mortgage loans in future periods.

Net realized (loss) gain on mortgage loans

Net realized loss on mortgage loans was $0.5 million for the three months ended June 30, 2018 compared to a net realized gain on mortgage loans of $40.2 million for the three months ended June 30, 2017. Net realized gain or loss on mortgage loans is primarily impacted the number of mortgage loans that are sold or resolved. Our mortgage loans are primarily resolved through short sales, foreclosure sales and other liquidation events. We resolved 9 mortgage loans in the three months ended June 30, 2018 as compared to our sale or resolution of 2,137 mortgage loans in the three months ended June 30, 2017.

Net realized loss on mortgage loans was $1.0 million for the six months ended June 30, 2018 compared to a net realized gain on mortgage loans of $75.8 million for the six months ended June 30, 2017. We resolved 21 mortgage loans in the six months ended June 30, 2018 as compared to our sale or resolution of 2,771 mortgage loans in the three months ended June 30, 2017.

Going forward, we expect that realized gains or losses on mortgage loans will have an immaterial impact on our results as the substantial majority of our mortgage loans were divested during 2017.

Net realized gain on sales of real estate

Net realized gain on real estate was $10.9 million for the three months ended June 30, 2018 compared to $20.8 million for the three months ended June 30, 2017. Net realized gain on sales of real estate is primarily impacted by the number of dispositions of REO properties and the ultimate pricing we achieve on these dispositions. During the three months ended June 30, 2018, we disposed of 137 properties compared to 522 properties during the three months ended June 30, 2017.

Net realized gain on real estate was $25.3 million for the six months ended June 30, 2018 compared to $40.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we disposed of 330 properties compared to 935 properties during the six months ended June 30, 2017.

As our portfolio of non-rental REO properties continues to decline, we expect to recognize lower realized gains on real estate.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $111.6 million compared to $113.7 million as of December 31, 2017. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, interest payments we receive from our portfolio of assets, cash generated from mortgage loan and non-rental REO liquidations and cash generated from our rental portfolio. We expect that our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental and loan portfolios, funding distributions to our stockholders, paying fees to AAMC under the AMA, and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of June 30, 2018, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.82%, excluding amortization of deferred debt issuance costs and loan discounts.

Below is a description of each agreement outstanding during the six months ended June 30, 2018:

Credit Suisse Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of June 30, 2018. The maturity date of the CS Repurchase Agreement is November 16, 2018. At June 30, 2018, an aggregate of $160.7 million was outstanding under the CS Repurchase Agreement.

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly based on the lender’s cost of funds plus a spread of 2.75% and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Nomura Loan Agreement

Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($150.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of June 30, 2018. The maturity date of the Nomura Loan Agreement is April 5, 2020, with a potential additional one-year extension to April 5, 2021. As of June 30, 2018, we had an aggregate of $100.8 million outstanding under the Nomura Loan Agreement.

Under the terms of the Nomura Loan Agreement, subject to certain conditions, Nomura may advance funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura Loan Agreement with respect to the applicable properties from time to time will be based on a percentage of the market value of the properties. We may be required to repay a portion of the amounts outstanding under the Nomura Loan Agreement should the loan-to-value ratio of the funded collateral decline. Under the terms of the Nomura Loan Agreement, we are required to pay interest monthly based on the one-month LIBOR plus a spread of 3.00% and certain other customary fees, administrative costs and expenses in connection with Nomura's structuring, management and ongoing administration of the facility. The Nomura Loan Agreement is fully guaranteed by us.

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

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

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

Term Loan Agreement

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

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset. These agreements define the discounted or “haircut” values as a range of 75% to 90% of the “asset value,” which is generally an amount based on the market value of the underlying asset as determined by the lender. A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. As of June 30, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 9.6% of the carrying value of such assets. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2017 to June 30, 2018 is primarily due to reductions of our repurchase and loan agreements upon the liquidation of REO properties or mortgage loans. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement remained consistent at 63.1% at December 31, 2017 and June 30, 2018. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements is 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement is 72% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended June 30, 2018, December 31, 2017 and June 30, 2017 ($ in thousands):

	Three months ended June 30, 2018	Three months ended December 31, 2017	Three months ended June 30, 2017
Balance at end of period	$1,251,998	$1,282,428	$1,135,713
Maximum month end balance outstanding during the period	1,260,724	1,316,240	1,233,887
Weighted average quarterly balance	1,259,436	1,168,514	1,155,897
Amount of available funding at end of period	338,472	308,042	321,228

Entry into FYR SFR Loan Agreement on August 8, 2018

On August 8, 2018, FYR SFR Borrower, LLC, our newly-formed Delaware limited liability company and wholly-owned subsidiary (“FYR SFR Borrower”), entered into the FYR SFR Loan Agreement with Berkadia. Pursuant to the FYR SFR Loan Agreement, FYR SFR Borrower borrowed $508.7 million from Berkadia secured by the FYR SFR Collateral Properties and the equity interests in FYR SFR Borrower. The FYR SFR Loan Agreement was originated as part of the Freddie Mac single-family rental program and is therefore being purchased by Freddie Mac following the completion of the acquisition and loan transaction. The FYR SFR Loan Agreement bears interest at a fixed rate of 4.65% and has a 10-year term, maturing September 1, 2028. A portion of the proceeds were utilized to pay down a portion of the financing under each of the CS Repurchase Agreement and the Nomura Loan Agreement. The 2,015 properties previously financed under the CS Repurchase Agreement and the Nomura Loan Agreement are now financed under the FYR SFR Loan Agreement. In addition, 438 of the RHA Acquired Properties were not financed under the FYR SFR Loan Agreement. Such properties are financed under the CS Repurchase Agreement.

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At June 30, 2018, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment to Master Services Agreement and Amendment and Waiver Agreement with Altisource S.à r.l.

In connection with the acquisition of the RHA Acquired Properties and HavenBrook, on August 8, 2018, the Company and Altisource S.à r.l., a wholly owned subsidiary of ASPS, entered into an amendment (the “MSA Amendment Agreement”) to the Master Services Agreement (the “MSA”) dated December 21, 2012 between us and Altisource S.à r.l. Pursuant to the MSA, Altisource S.à r.l. had been the exclusive provider of leasing and property management services to the Company and each of its subsidiaries. Under the terms of the MSA Amendment Agreement, we will acquire certain property management resources owned by Altisource S.à r.l., and the exclusivity provisions with respect to the renovation and property management provisions has been terminated in order to allow the Company to internalize the property management function related to the rental properties managed by Altisource S.à r.l.. Following a transition period ending December 31, 2018 (the “Transition Period”), the MSA will be terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, Altisource S.à r.l. will continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to approximately 300 remaining non-rental legacy assets of the Company until such properties are sold.

In exchange for the property management resources to be acquired and the above-described amendments, including the termination of the exclusivity provision of the MSA, the Company has agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of the Company or (ii) August 8, 2023.

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

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$3,496	$(25,278)
Net cash provided by investing activities	43,559	527,300
Net cash used in financing activities	(59,804)	(429,378)
Total cash flows	$(12,749)	$72,644

Net cash provided by operating activities for the six months ended June 30, 2018 consisted primarily of rental revenues in excess of cash expenses. Net cash used in operating activities for the six months ended June 30, 2017 consisted primarily of cash expenses in excess of rental revenues.

Net cash provided by investing activities for the six months ended June 30, 2018 and 2017 consisted primarily of proceeds from dispositions of real estate and mortgage loan resolutions and dispositions, partially offset by investment in real estate and renovations.

Net cash used in financing activities for the six months ended June 30, 2018 consisted primarily of repayments of repurchase and loan agreements and payment of dividends on common stock. Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), the repayment of the notes issued under a former securitization trust, payment of dividends and repurchases of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At June 30, 2018, we had $433.9 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated fair market value of our aggregate variable rate borrowings was $917.7 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, our annual interest expense would increase or decrease by $4.3 million and $7.8 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2017. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2017 other than the risk factors provided below in connection with the HB Acquisition and the FYR SFR Loan Agreement. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018 (the “Form 10-K”). As applicable, the risk factors included in the Form 10-K that relate to property management should be read to include reference to HavenBrook, and risk factors that relate to our borrowings should be read to include reference to the FYR SFR Loan Agreement.

Following the HB Acquisition and related transactions, we may be unable to integrate the RHA Acquired Properties and/or HavenBrook’s business successfully and realize anticipated synergies and other expected benefits of the HB Acquisition on the anticipated timeframe or at all.

The HB Acquisition and related transactions involved the combination of companies that previously operated as independent companies. In addition, the MSA Amendment Agreement with ASPS will also require us to hire certain property management personnel that have been operating the properties previously managed by ASPS. We will be required to devote significant management attention and resources to the integration of HavenBrook’s business practices and operations as well as the acquired personnel from ASPS. The potential difficulties we may encounter in the integration process include, without limitation, the following:

•
the complexities associated with the successful operation of HavenBrook as a property manager, including our inability to effectively perform the property management services at the level and/or the cost that we anticipate or as a result of a failure to allocate sufficient resources to meet our property management needs;

•	the complexities associated with integrating personnel from HavenBrook and ASPS, including retaining key HavenBrook employees;

•	the complexities of combining the RHA Acquired Properties into our SFR portfolio;

•
the complexities associated with integrating HavenBrook’s separate technology systems, property management policies and procedures, regulatory and legal compliance controls and financial reporting practices and controls into our business;

•	potential unknown liabilities and unforeseen increased expenses associated with the HB Acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the HB Acquisition and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to maintain relationships with operators, vendors and/or employees or to achieve the anticipated benefits of the HB Acquisition or could otherwise materially and adversely affect our business and financial results.

We incurred substantial expenses related to the HB Acquisition and MSA Amendment Agreement with ASPS and will continue to incur substantial expenses in integrating HavenBrook and the RHA Acquired Properties.

We incurred substantial expenses in connection with completing the HB Acquisition and will continue to incur substantial expenses in integrating the RHA Acquired Properties and HavenBrook’s business, operations, staff, networks, systems, technologies, policies and procedures with our business. We will also incur additional expense in taking on former ASPS employees pursuant to the MSA Amendment Agreement, and we will continue to incur expenses related to the property management services still being provided by MSR and ASPS. During the integration process, certain expenses may be duplicated, and our expenses could increase, particularly if the services provided by ASPS are required for a longer period than anticipated. Factors beyond our control could affect the total amount or the timing of our integration expenses. Many of the integration expenses that we will incur, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the HB Acquisition and MSA Amendment Agreement with ASPS could, particularly in the near term, exceed the anticipated cost savings related to the integration of HavenBrook and our business following the HB Acquisition. These savings are not expected to be fully realized until we achieve full integration, which is not expected to occur immediately. If the expenses we incur as a result of the HB Acquisition and the MSA Amendment Agreement with ASPS are higher than anticipated, our financial results would be adversely affected.

Our failure to effectively perform property management functions through HavenBrook or to effectively manage our expanded portfolio and operations could materially and adversely affect us.

Prior to the HB Acquisition, we had relied on both ASPS and MSR to provide property management services for the properties in our SFR portfolio. As a result, we do not have direct experience operating our own property manager. If our newly acquired property manager is unable to continue to effectively perform property management services at the level and/or the cost that we anticipate or if we fail to allocate sufficient resources to meet our property management needs, it would adversely affect our performance. Through HavenBrook, we will have direct responsibility for the management of a significant proportion of the properties in our SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS properties that we move to the HavenBrook platform. In addition, we will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates. We do not have experience operating our own property manager, and it is difficult to evaluate our potential future performance.

Our ability to perform the property management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel and the number of our SFR properties that we will manage. For example, following the property management transition anticipated under the MSA Amendment Agreement with ASPS, the number of properties that HavenBrook historically managed will more than double. These increases in the number of properties we manage may require us to hire qualified personnel in addition to the ASPS employees that will transition to our internal property manager. No assurance can be made that we will be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization.

Although we expect that the HB Acquisition and the utilization of HavenBrook as an internal property manager will result in certain benefits, there can be no assurance regarding when or the extent to which we will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. Our future success will depend, in part, upon our ability to manage our expansion and integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. There can be no assurance our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Our inability to effectively perform the property management services on the properties managed by us, through HavenBrook, or to effectively manage our expanded portfolio and operations could materially adversely affect our business, financial results and share price.

We may have failed to uncover all liabilities associated with the RHA Acquired Properties or HavenBrook through the due diligence process prior to the HB Acquisition, exposing us to potentially large, unanticipated costs.

Prior to completing the HB Acquisition, we performed certain due diligence reviews of the RHA Acquired Properties and the business of HavenBrook. In view of timing and other considerations relevant to successfully achieving the closing of the HB Acquisition, our due diligence reviews were necessarily limited in nature and may not have adequately uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the HB Acquisition. Because we have acquired the entities, and not just the assets, in the HB Acquisition, any liabilities not uncovered by us, or not explicitly excluded in the acquisition agreements, would be assumed by us in the HB Acquisition. Therefore, any such liabilities could cause us to experience potentially significant losses, which would materially adversely affect our business, results of operations and financial condition.

Contingent or unknown liabilities associated with the RHA Acquired Properties could adversely affect our financial condition, cash flows and operating results.

Assets and entities that we have acquired in connection with the HB Acquisition may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with the RHA Acquired Properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such RHA Acquired Properties may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not have discovered such restrictions during the acquisition process, and such restrictions may adversely affect our ability to operate such properties as we intend.

The transition of properties managed by ASPS to the HavenBrook property management platform will present challenges that, if not adequately addressed, may adversely impact us.

Pursuant to the MSA Amendment Agreement with ASPS, we have agreed to transfer of all of our ASPS-managed rental properties to the HavenBrook property management platform by December 31, 2018. In addition, certain employees of ASPS may leave prior to the transition of the ASPS-managed properties, which may adversely affect the performance of such properties before they are transferred to the HavenBrook platform. As such, our failure to efficiently transfer such properties in a timely manner may result in increased costs or disruption in the services to our tenants.

We also anticipate hiring certain ASPS employees that currently service our ASPS-managed properties. However, such individuals may not accept employment with us, and we may not be able to hire replacement personnel in a timely manner or at all, which may also result in increased costs or disruption in the services to our tenants.

We will be exposed to labor and employment risks to which we have not historically been exposed.

Prior to the HB Acquisition, we had no employees of our own. Upon completion of the HB Acquisition, we will have employees of our own managing the internal property management function, and we will also move some ASPS employees into our internal property manager as well. As an employer, we will now be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we bear the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for our employees.

HavenBrook historically has relied on its executive officers and dedicated personnel, and the departure of any of its key personnel could materially and adversely affect us. We also face intense competition for the employment of highly skilled managerial and operational personnel.

Prior to the HB Acquisition, HavenBrook relied on a small number of persons to carry out its business and operations, and the loss of the services of any of the key management personnel that we choose to retain, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

In addition, the implementation of our business plan may require that we employ additional qualified personnel, including, without limitation, the ASPS employees we hire as a result of the MSA Amendment Agreement. We are also required to devote significant management attention and resources to the integration of HavenBrook’s business practices and operations. Competition for highly skilled managerial and operational personnel is intense. As additional large real estate investors and property managers enter into and expand their scale within the single-family rental business, we expect to face increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified personnel or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.

Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.

The acquisition of HavenBrook will require us to integrate our separate technology systems, which may increase information security risks. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of HavenBrook’s business, it acquires and stores sensitive data, including intellectual property, proprietary business information and personally identifiable information of prospective and current residents, employees and third party service providers. The continued secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, the integration of HavenBrook’s information technology and infrastructure with our technology systems may result in increased vulnerability to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.

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
10.1
Second Amended and Restated Loan and Security Agreement, dated as of April 5, 2018, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC; ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC; ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC; ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC; ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC; ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC; ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC; ARLP REO 400, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 400, LLC and TRS Series of ARLP REO 400, LLC; and ARLP REO 500, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 500, LLC and TRS Series of ARLP REO 500, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Current Report on Form 8-K filed with the SEC on April 11, 2018).

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

Front Yard Residential Corporation
Date:	August 9, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer