Form 10-Q
period 2018-09-30
Front Yard Residential Corp
filed 2018-11-07
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 2, 2018, 53,630,204 shares of our common stock were outstanding.

Front Yard Residential Corporation
September 30, 2018

i

References in this report to “we,” “our,” “us” or the “Company” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated.

Special note on forward-looking statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “targets,” “predicts” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and that do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•
our ability to successfully integrate newly acquired properties, including the RHA Acquired Properties acquired in the HB Acquisition (as such terms are defined in Note 2 of the Notes to Condensed Consolidated Financial Statements herein), into our portfolio of single-family rental properties;

•
our ability to successfully operate HavenBrook Partners, LLC (“HavenBrook”) as a property manager or effectively perform the property management services at the level and/or the cost that we anticipate;

•	our ability to transition property management for the single-family rental properties currently managed by Altisource Portfolio Solutions S.A. (“ASPS”) to HavenBrook;

•	our ability to integrate personnel from HavenBrook and ASPS, including retaining key HavenBrook and ASPS employees;

•	the failure to identify unforeseen expenses or material liabilities associated with the HB Acquisition through the due diligence process prior to such acquisitions;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to deploy our cash, the proceeds from financing activities or non-rental real estate owned asset sales to target assets in a timely manner;

•	our ability to sell non-rental real estate assets on favorable terms and on a timely basis or at all;

•	changes in the market value of our acquired real estate owned and single-family rental properties;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of ASPS or Main Street Renewal, LLC to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Real estate held for use:
Land	$396,938	$322,062
Rental residential properties	1,668,543	1,381,110
Real estate owned	62,379	64,036
Total real estate held for use	2,127,860	1,767,208
Less: accumulated depreciation	(122,386)	(73,655)
Total real estate held for use, net	2,005,474	1,693,553
Real estate assets held for sale	126,757	75,718
Mortgage loans at fair value	7,675	11,477
Cash and cash equivalents	72,374	113,666
Restricted cash	43,012	47,822
Accounts receivable, net	15,457	19,555
Goodwill	13,376	—
Prepaid expenses and other assets	24,694	12,758
Total assets	$2,308,819	$1,974,549

Liabilities:
Repurchase and loan agreements	$1,696,931	$1,270,157
Accounts payable and accrued liabilities	82,606	55,639
Payable to AAMC	4,006	4,151
Total liabilities	1,783,543	1,329,947

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,630,204 shares issued and outstanding as of September 30, 2018 and 53,447,950 shares issued and outstanding as of December 31, 2017	536	534
Additional paid-in capital	1,182,988	1,181,327
Accumulated deficit	(658,248)	(537,259)
Total equity	525,276	644,602
Total liabilities and equity	$2,308,819	$1,974,549

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$48,313	$32,960	$128,984	$88,680
Change in unrealized gain on mortgage loans	—	(28,128)	—	(157,817)
Net realized (loss) gain on mortgage loans	—	(2,700)	—	73,077
Net realized gain on sales of real estate	—	21,369	—	62,132
Interest income	—	164	—	341
Total revenues	48,313	23,665	128,984	66,413
Expenses:
Residential property operating expenses	17,269	15,236	45,372	48,648
Property management expenses	3,400	2,257	9,286	6,441
Depreciation and amortization	21,100	15,309	59,051	45,288
Acquisition and integration costs	25,220	283	26,012	659
Impairment	1,276	7,352	10,994	30,686
Mortgage loan servicing costs	479	802	1,153	9,672
Interest expense	20,142	14,240	52,543	44,965
Share-based compensation	1,200	358	1,880	2,824
General and administrative	3,483	3,452	8,633	8,656
Management fees to AAMC	3,648	4,129	11,135	13,377
Total expenses	97,217	63,418	226,059	211,216
Net gain (loss) on real estate and mortgage loans	1,177	—	(763)	—
Operating loss	(47,727)	(39,753)	(97,838)	(144,803)
Casualty (losses) loss reversals, net	(461)	(6,021)	59	(6,021)
Insurance recoveries	133	2,886	248	2,886
Other income	128	—	918	—
Loss before income taxes	(47,927)	(42,888)	(96,613)	(147,938)
Income tax expense	6	28	6	42
Net loss	$(47,933)	$(42,916)	$(96,619)	$(147,980)

Loss per share of common stock - basic:
Loss per basic share	$(0.89)	$(0.80)	$(1.81)	$(2.77)
Weighted average common stock outstanding - basic	53,601,208	53,408,288	53,525,792	53,508,881
Loss per share of common stock - diluted:
Loss per diluted share	$(0.89)	$(0.80)	$(1.81)	$(2.77)
Weighted average common stock outstanding - diluted	53,601,208	53,408,288	53,525,792	53,508,881

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	212,219	2	106	—	108
Repurchases of common stock	(29,965)	—	(325)	—	(325)
Dividends on common stock ($0.45 per share)	—	—	—	(24,370)	(24,370)
Share-based compensation	—	—	1,880	—	1,880
Net loss	—	—	—	(96,619)	(96,619)
September 30, 2018	53,630,204	$536	$1,182,988	$(658,248)	$525,276

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$863,068
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	150,613	1	104	—	105
Repurchases of common stock	(370,294)	(4)	(5,161)	—	(5,165)
Dividends on common stock ($0.45 per share)	—	—	—	(24,011)	(24,011)
Share-based compensation	—	—	2,824	—	2,824
Net loss	—	—	—	(147,980)	(147,980)
September 30, 2017	53,447,950	$534	$1,180,012	$(491,705)	$688,841

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(96,619)	$(147,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss on real estate and mortgage loans	763	22,608
Depreciation and amortization	59,051	45,288
Impairment	10,994	30,686
Share-based compensation	1,880	2,824
Amortization of deferred financing costs	3,792	5,904
Casualty (loss reversals) losses, net	(59)	6,021
Insurance recoveries	(248)	(2,886)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,677)	(4,925)
Prepaid expenses and other assets	(14,904)	(4,803)
Accounts payable and accrued liabilities	24,271	4,377
Payable to AAMC	(145)	(586)
Net cash used in operating activities	(12,901)	(43,472)
Investing activities:
Investment in real estate	(475,276)	(61,738)
Investment in renovations	(25,459)	(29,370)
Investment in HavenBrook	(11,399)	—
Payment of real estate tax advances	(196)	(3,964)
Proceeds from mortgage loan resolutions and dispositions	6,357	470,591
Receipt of mortgage loan payments	192	6,648
Proceeds from dispositions of real estate	73,468	211,974
Proceeds of casualty insurance	2,113	—
Acquisition related deposits	(611)	—
Net cash (used in) provided by investing activities	(430,811)	594,141
Financing activities:
Proceeds from exercise of stock options	108	243
Payment of tax withholdings on share-based compensation plan awards	—	(138)
Repurchase of common stock	(325)	(5,165)
Dividends on common stock	(24,219)	(24,149)
Repayments of other secured debt	—	(144,971)
Proceeds from repurchase and loan agreements	593,634	111,088
Repayments of repurchase and loan agreements	(166,123)	(400,269)
Investment in interest rate cap derivative	(936)	—
Payment of financing costs	(4,529)	(4,399)
Net cash provided by (used in) financing activities	397,610	(467,760)
Net change in cash, cash equivalents and restricted cash	(46,102)	82,909
Cash, cash equivalents and restricted cash as of beginning of the period	161,488	129,223
Cash, cash equivalents and restricted cash as of end of the period	$115,386	$212,132

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$47,002	$39,715
Income taxes	58	28

Non-cash investing and financing transactions:
Seller financing of assets acquired	$—	$167,682
Transfer of mortgage loans to real estate owned, net	2,179	42,320
Changes in accrued capital expenditures	(150)	2,910
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(290)	(6,319)
Changes in receivables from real estate owned dispositions	(2,353)	(10,266)
Dividends declared but not paid	8,423	8,209

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2018
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

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook” or our “internal property manager”), a full-service property management company and a Delaware limited liability company. The acquisition of HavenBrook provides us with an internal property manager and the opportunity to build an efficient, scalable platform that is intended to provide tenants with excellent service and allow us to benefit from economies of scale that will enhance long-term shareholder value. Upon the acquisition of HavenBrook, we commenced the internalization of our property management function. In addition to HavenBrook, we have property management contracts with two separate third-party service providers for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services for certain of our SFR and REO portfolios. We are in the process of transferring the property management of our SFR properties currently serviced by Altisource S.à r.l. to our internal property manager and anticipate completing that transition in the fourth quarter of 2018. We anticipate that all SFR properties acquired in the future will also be managed internally.

As of September 30, 2018, we had a rental portfolio of approximately 15,000 homes. In addition, we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have a servicing agreement with one mortgage loan servicer with respect to the servicing of the remaining mortgage loans in our portfolio. We are currently preparing these mortgage loans and REO assets for future disposition in order to create additional liquidity and purchasing power to continue building our rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). AAMC provides us with dedicated personnel to administer certain aspects of our business and perform certain of our corporate governance functions. AAMC also provides oversight of our acquisition and management of SFR properties and the ongoing management of our remaining residential mortgage loans and REO properties. See Note 8 for a description of this related-party relationship.

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

Certain amounts previously reported in the interim condensed consolidated financial statements have been reclassified in the accompanying interim condensed consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of net gain (loss) on real estate and mortgage loans on the consolidated statement of operations for the nine months ended September 30, 2018. The Company has included net gain (loss) on real estate and mortgage loans as a component of operating loss to present these gains and losses in accordance with ASC 360-10-45-5. The change was made in response to the SEC’s elimination of Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on sale of properties outside of continuing operations in the income statement.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management performed an analysis of our gains and losses arising from real estate sales (the sole component of our revenue within the scope of ASU 2014-09). We determined that our policy for recognition of gains and losses on real estate sales prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. Therefore, our adoption of ASU 2014-09 effective January 1, 2018 had no significant impact on our previous revenue recognition practices, and our application of the modified retrospective method of adoption resulted in no adjustments to comparative information or cumulative adjustments to any beginning balances in the current period. As our mortgage loan and related REO activities are no longer a core part of our operations, we determined to classify net gains and losses from sales of real estate and resolutions and dispositions of mortgage loans as a component of other income, which is consistent with the guidance of ASU 2014-09, effective with the adoption on January 1, 2018.

Recently issued accounting standards not yet adopted

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. We are currently evaluating the impact of this ASU on our consolidated financial statements and the timing of our adoption.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We will adopt this standard on January 1, 2019. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements. Upon adoption, we expect to recognize a right-of-use asset and a related lease liability on our consolidated balance sheet for the leases we currently classify as operating leases.

2. Asset acquisitions and dispositions

Real estate assets

Real estate acquisitions

Acquisitions accounted for as business combinations

On August 8, 2018, we acquired all of the equity interests of HavenBrook and three real estate investment trusts owned by Rental Home Associates, LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. The purchase is accounted for as a business combination. The assets of the entities acquired from RHA include 3,236 single-family rental properties (the “RHA Acquired Properties”). We refer to this transaction as the “HB Acquisition.”

The following table presents the components acquired ($ in thousands):

Purchase price allocable to RHA entities, including underlying properties	$471,400
Purchase price allocable to HavenBrook	13,600
Gross purchase price	485,000
Less: net purchase price adjustments at closing (1)	(3,644)
Net purchase price	$481,356
__________________

(1)
Purchase price adjustments at closing relate primarily to (i) properties sold by RHA subsequent to negotiation of the purchase price and prior to closing and (ii) working capital balances of each acquired entity.

The HB Acquisition was completed using the following sources of funds ($ in thousands):

Cash	$88,489
Net proceeds of borrowings	462,794
Less: financing related to assets previously acquired	(69,927)
Net purchase price	$481,356

We incurred $6.2 million and $6.9 million of acquisition costs related to the HB Acquisition during the three and nine months ended September 30, 2018, respectively, which are included in acquisition and integration costs in the consolidated statement of operations. In addition, our acquisition and integration costs for the three and nine months ended September 30, 2018 include $18.0 million in relation to the MSA Amendment Agreement (as defined in Note 7).

We recognized $6.8 million of revenues and $3.6 million of net loss related to the operations of HavenBrook and the RHA Acquired Properties in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we have performed a preliminary allocation of the purchase related to the assets acquired and liabilities assumed in the HB Acquisition. The assets and liabilities of HavenBrook and RHA were recorded at their respective estimated fair values at the acquisition date. The final allocation of purchase price will be determined when the Company has completed the detailed valuations and necessary calculations, which are not expected to, but may, differ materially from the pro forma amounts included herein. The final allocation may include (i) changes in allocations to land and building of rental properties, (ii) changes in allocations to real estate assets held for sale, (iii) changes in allocations to intangible assets such as goodwill or in-place lease assets or (iv) other changes to assets and liabilities. The preliminary allocation of the purchase consideration is as follows ($ in thousands):

Land	$82,739
Rental residential properties	282,914
Real estate assets held for sale	94,946
Cash and cash equivalents	9,255
Restricted cash	4,780
Accounts receivable, net	1,778
Goodwill	13,376
In-place lease intangible assets (1) (2)	6,462
Other assets (2)	1,784
Total assets acquired	498,034

Accounts payable and accrued liabilities	16,678
Total liabilities assumed	16,678

Total preliminary allocation of purchase price	$481,356
__________________

(1)	The value of in-place leases is being amortized over the weighted average remaining life of the leases, which was approximately eight months as of the acquisition date.

(2)	Included in prepaid expenses and other assets in the condensed consolidated balance sheet.

The goodwill recorded on the consolidated balance sheet represents the expected synergies to be achieved from the internalization of property management.

Supplemental pro forma financial information (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HB Acquisition occurred on January 1, 2017 ($ in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unaudited pro forma revenues	$53,560	$35,792	$159,278	$102,176
Unaudited pro forma net loss	$(49,962)	$(48,823)	$(106,816)	$(168,664)
Pro forma loss per basic common share	$(0.93)	$(0.91)	$(2.00)	$(3.15)
Weighted average common stock outstanding - basic	53,601,208	53,408,288	53,525,792	53,508,881
Pro forma loss per diluted common share	$(0.93)	$(0.91)	$(2.00)	$(3.15)
Weighted average common stock outstanding - diluted	53,601,208	53,408,288	53,525,792	53,508,881

The following table presents the adjustments included for each period ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues from consolidated statements of operations	$48,313	$23,665	$128,984	$66,413
Add: historical revenues not reflected in consolidated statements of operations	5,247	12,127	30,294	35,763
Unaudited pro forma revenues	$53,560	$35,792	$159,278	$102,176

Net loss from consolidated statements of operations	$(47,933)	$(42,916)	$(96,619)	$(147,980)
Plus: historical net loss not reflected in consolidated statements of operations	(3,034)	(3,680)	(9,785)	(12,365)
Adjustment for pro forma depreciation and amortization	2,075	879	5,679	877
Adjustment for pro forma interest expense	(1,070)	(3,106)	(6,091)	(9,196)
Unaudited pro forma net loss	$(49,962)	$(48,823)	$(106,816)	$(168,664)

The supplemental pro forma financial information for all periods presented was adjusted to reflect real estate depreciation and amortization on the acquired properties and related intangible assets and interest expense on the related financing. The supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, nor does it purport to represent or be indicative of the results of operations for future periods.

HOME Flow Transaction

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”), pursuant to which we acquired 3,465 SFR properties in three separate closings during 2017.

•
In the first closing on March 30, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million. The purchase price was funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand. We capitalized $1.5 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.4 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

•
In the second closing on June 29, 2017, our indirect wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. The purchase price was funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 6), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.0 million based upon the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date.

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements,” see Note 6), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand. We capitalized $1.9 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $5.9 million based on the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. In accordance with the related purchase and sale agreement, certain of the properties are subject to potential purchase price adjustments, which will be based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time (see Note 7).

For each closing under the HOME Flow Transaction, we allocated the purchase price, including capitalized acquisition costs, based on the relative fair value of the properties acquired.

During the three and nine months ended September 30, 2018, we acquired 12 and 66 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $1.6 million and $8.3 million, respectively. During the three and nine months ended September 30, 2017, we acquired 10 and 27 residential properties under our other acquisition programs for an aggregate purchase price of $0.9 million and $2.7 million, respectively.

Real estate dispositions

During the three and nine months ended September 30, 2018, we sold 72 and 402 properties, respectively. Net proceeds of these sales were $10.9 million and $71.1 million, respectively, and we recorded $3.7 million and $29.0 million, respectively, of net realized gain on sales of real estate, which is recorded as a component of net gain (loss) on real estate and mortgage loans in our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2017, we sold 450 and 1,385 REO properties, respectively. Net proceeds of these sales were $68.4 million and $201.7 million, respectively, and we recorded $21.4 million and $62.1 million, respectively, of net realized gains on real estate.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three and nine months ended September 30, 2018, we resolved 5 and 26 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.8 million and $2.7 million, respectively, and we recorded $0.5 million and $(0.5) million of net realized loss on mortgage loans, respectively, which is recorded as a component of net gain (loss) on real estate and mortgage loans in our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2017, we sold 0 and 2,660 mortgage loans, respectively, and we resolved 11 and 122 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these sales and resolutions were $0.1 million (net of $(2.8) million of post-closing price adjustments related to prior sales) and $463.8 million, respectively, and we recorded $(2.7) million and $73.1 million of net realized gain (loss) on mortgage loans, respectively.

Transfers of mortgage loans to real estate owned

During the three and nine months ended September 30, 2018, our transfers of mortgage loans to or from REO were not significant.

During the three and nine months ended September 30, 2017, we transferred an aggregate of 13 and 274 mortgage loans to REO, respectively, at an aggregate fair value based on BPOs of $1.5 million and $42.3 million, respectively. These transfers were offset by the reversion of 13 REO properties to mortgage loans during the three and nine months ended September 30, 2017. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $0.8 million and $15.2 million in change in unrealized gain on mortgage loans, respectively, that resulted from marking the properties to their most current market value.

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$1,540	$765	$1,824	$15,243
Change in fair value, net	81	3,549	187	2,219
Reclassification to realized gain or loss	(4,622)	(32,442)	(31,220)	(175,279)
Total change in unrealized gain on mortgage loans	(3,001)	(28,128)	(29,209)	(157,817)
Net realized gain (loss) on mortgage loans	503	(2,700)	(508)	73,077
Net realized gain on sales of real estate	3,675	21,369	28,954	62,132
Net gain (loss) on real estate and mortgage loans	$1,177	$(9,459)	$(763)	$(22,608)

3. Real Estate Assets, Net

Real estate held for use

As of September 30, 2018, we had 14,895 single-family residential properties held for use. Of these properties, 13,562 had been leased, 424 were listed and ready for rent, 479 were in unit turn status, 122 were in varying stages of renovation and 238 were being prepared for future disposal. With respect to the remaining 70 REO properties, we will make a final determination whether each property meets our rental profile.

As of December 31, 2017, we had 12,241 single-family residential properties held for use. Of these properties, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status, 194 were in varying stages of renovation and 69 were being prepared for future disposal. With respect to the remaining 197 REO properties, we were in the process of determining whether these properties would meet our rental profile.

During the three and nine months ended September 30, 2018, we recognized a nominal amount of impairment on real estate held for use. During the three and nine months ended September 30, 2017, we recognized $0.2 million and $3.0 million, respectively, of impairment on real estate held for use, all of which related to our properties under evaluation for rental strategy.

Real estate held for sale

As of September 30, 2018 and December 31, 2017, our real estate held for sale included 588 and 333 properties, respectively, with an aggregate carrying value of $126.8 million and $75.7 million, respectively. Management determined to divest these properties because they do not meet our residential rental property investment criteria. Our real estate held for sale as of September 30, 2018 includes 448 leased properties.

During the three and nine months ended September 30, 2018, we recognized $1.3 million and $11.0 million, respectively, of valuation impairment on our real estate assets held for sale. During the three and nine months ended September 30, 2017, we recognized $7.4 million and $26.2 million, respectively, of valuation impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2018 and December 31, 2017 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties
September 30, 2018
Current	16	$1,785	$2,229	$3,746
30 days past due	2	91	123	170
90 days past due	15	393	4,692	4,259
Foreclosure	43	5,406	12,465	14,405
Mortgage loans at fair value	76	$7,675	$19,509	$22,580

December 31, 2017
Current	17	$1,528	$2,380	$3,156
30 days past due	1	51	139	70
60 days past due	3	304	344	630
90 days past due	23	720	7,674	6,498
Foreclosure	67	8,874	18,813	20,820
Mortgage loans at fair value	111	$11,477	$29,350	$31,174

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2018
Recurring basis (assets)
Mortgage loans at fair value	$7,675	$—	$—	$7,675
Interest rate cap derivative (1)	345	—	345	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,696,931	—	1,704,728	—

December 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$11,477	$—	$—	$11,477
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,270,157	—	1,276,315	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

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

The following table sets forth the changes in our mortgage loans during the three and nine months ended September 30, 2018 and 2017 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Mortgage loans at fair value, beginning balance	$9,778	$67,738	$11,477	$568,480
Net gain on mortgage loans	785	2,311	1,143	8,433
Mortgage loan dispositions, resolutions and payments	(841)	(1,355)	(2,847)	(469,328)
Real estate tax advances to borrowers	68	261	164	3,513
Selling costs on loans held for sale	—	(406)	(83)	(1,457)
Transfer of mortgage loans to real estate owned, net	(2,115)	(1,228)	(2,179)	(42,320)
Mortgage loans at fair value, ending balance	$7,675	$67,321	$7,675	$67,321

Change in unrealized gain on mortgage loans at fair value held at the end of the period	$158	$2,237	$—	$(308)

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	September 30, 2018	December 31, 2017
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.65% to 8.78%	-1.71% to 9.07%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	48.6% to 100%	49.5% to 100%
Loan resolution probabilities — paid in full	0% to 48.4%	0% to 47.4%
Loan resolution timelines (in years)	0.1 to 5.8	0.1 to 5.3
Value of underlying properties	$55,000 to $2,400,000	$45,000 to $2,250,000

6. Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2018, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.73%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2018 and December 31, 2017 ($ in thousands):

	Maximum Borrowing Capacity	Book Value of Collateral	Amount Outstanding	Amount of Available Funding
September 30, 2018
CS Repurchase Agreement due November 16, 2018	$350,000	$230,938	$179,686	$170,314
Nomura Loan Agreement due April 5, 2020 (1)	250,000	49,670	31,083	218,917
MSR Loan Agreement due November 9, 2018 (2)	489,259	613,144	489,259	—
HOME II Loan Agreement due November 9, 2019 (3)	83,270	101,166	83,270	—
HOME III Loan Agreement due November 9, 2019 (3)	89,150	112,478	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	146,537	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	147,569	114,590	—
Term Loan Agreement due April 6, 2022	100,000	115,240	100,000	—
FYR SFR Loan Agreement due September 1, 2028	508,700	588,787	508,700	—
Less: unamortized loan discount	—	—	(5,211)	—
Less: deferred debt issuance costs	—	—	(7,797)	—
	$2,099,170	$2,105,529	$1,696,931	$389,231

December 31, 2017
CS Repurchase Agreement due November 16, 2018	$350,000	$281,722	$189,173	$160,827
Nomura Loan Agreement due April 5, 2018	250,000	169,521	102,785	147,215
MSR Loan Agreement due November 9, 2018 (2)	489,259	622,065	489,259	—
HOME II Loan Agreement due November 9, 2019 (3)	83,270	103,324	83,270	—
HOME III Loan Agreement due November 9, 2019 (3)	89,150	114,698	89,150	—
HOME IV Loan Agreement (A) due December 9, 2022	114,201	149,698	114,201	—
HOME IV Loan Agreement (B) due December 9, 2022	114,590	150,718	114,590	—
Term Loan Agreement due April 6, 2022	100,000	116,250	100,000	—
Less: unamortized loan discount	—	—	(6,158)	—
Less: deferred debt issuance costs	—	—	(6,113)	—
	$1,590,470	$1,707,996	$1,270,157	$308,042
_____________

(1)	Represents initial maturity date. Does not include a potential additional one-year extension to April 5, 2021.

(2)
On October 19, 2018, we exercised our option to extend the maturity of the MSR Loan Agreement to November 9, 2019. We have the option to extend the maturity date for up to two additional one-year extensions.

(3)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

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

CS Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of September 30, 2018. The maturity date of the CS Repurchase Agreement is November 16, 2018, and we expect to renew this facility upon maturity. At September 30, 2018, an aggregate of $179.7 million was outstanding under the CS Repurchase Agreement.

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

On September 4, 2018 we amended and restated our repurchase agreement with CS to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a spread of 3.00%, resulting in a net lower cost of financing to us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($150.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of September 30, 2018. The maturity date of the Nomura Loan Agreement is April 5, 2020, with a potential additional one-year extension to April 5, 2021. As of September 30, 2018, we had an aggregate of $31.1 million outstanding under the Nomura Loan Agreement.

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

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

•
In connection with the seller financing related to our acquisition of 4,262 properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan with eight floating rate components. Interest is computed and settled monthly based on one-month LIBOR plus a weighted average fixed spread of 3.285%. The initial maturity date of the MSR Loan is November 9, 2018, with borrower option to extend the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. On October 19, 2018, HOME Borrower exercised the option to extend the maturity date to November 9, 2019. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. See Note 10.

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

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement. See Note 10.

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

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement. See Note 10.

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

Terms and covenants related to the Term Loan Agreement

On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our indirect wholly-owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, with the potential to add other lenders from time to time as a party to the Term Loan Agreement. Pursuant to the Term Loan Agreement, TL1 Borrower borrowed $100.0 million to finance the ownership and operation of SFR properties. The Term Loan Agreement has a maturity date of April 6, 2022 and a fixed interest rate of 5.00%. TL1 Borrower pays interest on the outstanding principal balance monthly.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC ("FYR SFR Borrower"), our wholly-owned subsidiary, entered into loan agreement (the "FYR SFR Loan Agreement") with Berkadia Commercial Mortgage LLC, as lender ("Berkadia") for $508.7 million, secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (the "FYR SFR Collateral Properties"). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac.

The FYR SFR Loan Agreement is interest only, with a fixed interest rate of 4.65% and a 10-year term, maturing on September 1, 2028. FYR SFR Borrower pays interest on the outstanding principal balance monthly. The FYR SFR Loan Agreement is secured by first priority mortgages on the FYR SFR Collateral Properties and the equity interests of FYR SFR Borrower.

The FYR SFR Loan Agreement requires that FYR SFR Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness FYR SFR Borrower can incur, limitations on sales and dispositions of the FYR SFR Collateral Properties and various restrictions on the use of cash generated by the operations of the SFR Collateral Properties while the FYR SFR Loan Agreement is outstanding.

Compliance with Covenants

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

MSA Amendment Agreement

In connection with the acquisition of HavenBrook, on August 8, 2018, we and Altisource S.à r.l., a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), entered into an amendment (the “MSA Amendment Agreement”) to the Master Services Agreement (the “MSA”). Pursuant to the MSA, Altisource S.à r.l. had been the exclusive provider of leasing and property management services to us and each of our subsidiaries. Under the terms of the MSA Amendment Agreement, we agreed to acquire certain property management resources owned by Altisource S.à r.l., and the exclusivity provisions with respect to the renovation and property management provisions have been terminated in order to allow us to internalize the property management function related to the rental properties managed by Altisource S.à r.l.. Following a transition period ending December 31, 2018 (the “Transition Period”), the MSA will be terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, Altisource S.à r.l. agreed to continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to approximately 300 of our remaining non-rental legacy assets until such properties are sold.

In exchange for the property management resources to be acquired and the above-described amendments, including the termination of the exclusivity provision of the MSA, we agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023.

Amendment and Waiver Agreement with Altisource S.à r.l.

In connection with the HOME SFR Transaction and to enable Main Street Renewal, LLC (“MSR”) to be property manager for the acquired properties, we and Altisource S.à r.l. entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between Altisource S.à r.l. and us, dated December 21, 2012, under which Altisource S.à r.l. was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the properties acquired in the HOME SFR Transaction and the HOME Flow Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a significant liquidation fee to Altisource S.à r.l. in certain circumstances. On August 8, 2018, the Amendment and Waiver Agreement was superseded by the MSA Amendment Agreement, as described above.

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

If the AMA were terminated by AAMC, our financial position and future prospects for revenues and growth could be materially adversely affected.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Base management fees (1)	$3,613	$3,966	$10,984	$12,176
Conversion fees (1)	35	163	151	1,201
Expense reimbursements (2)	286	300	767	706
______________

(1)	Included in management fees to AAMC in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA has been payable to AAMC to date because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly 1.75% return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of September 30, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 40.68% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

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

During the nine months ended September 30, 2018 and 2017, we granted an aggregate of 35,984 and 23,727 restricted stock units, respectively, with a weighted average grant date fair value of $10.64 and $14.28 per share, respectively. In addition, upon the separation of one of the members of our Board of Directors on March 26, 2018, 701 of his previously issued restricted stock units with a grant date fair value of $14.30 were forfeited.

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

During the nine months ended September 30, 2018, we granted an aggregate of 299,576 service-based restricted stock units and 219,894 market-based restricted stock units to employees of AAMC with a weighted average grant date fair value of $10.64 per share and $8.47 per share, respectively. In addition, during this period, 36,007 service-based restricted stock units with a weighted average grant date fair value of $12.73 per share were forfeited.

During the nine months ended September 30, 2017, we granted an aggregate of 247,906 service-based restricted stock units and 567,227 market-based stock options to employees of AAMC with a weighted average grant date fair value of $14.30 per share and $3.17 per share, respectively. In addition, on August 8, 2017, 17,802 serviced-based restricted stock units granted to certain employees of AAMC with a weighted average grant date fair value of $11.80 were canceled.

We recorded $1.2 million and $1.9 million and of share-based compensation expense for the three and nine months ended September 30, 2018, respectively, and we recorded $0.4 million and $2.8 million of share-based compensation expense for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, we had $5.3 million and $2.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.3 years and 1.2 years, respectively.

Prior to the second quarter of 2018, our share-based compensation awarded to employees of AAMC fluctuated with changes in the market value of our common stock, among other factors. In the second quarter of 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07: Compensation - Stock Compensation (Topic 718), which we adopted effective April 1, 2018. This adoption resulted in (i) the fair value of share-based compensation awards granted to management of AAMC prior to April 1, 2018 being fixed at the transition date fair value and (ii) the fair value of awards granted subsequent to April 1, 2018 to be measured at the grant date fair value, thus eliminating periodic fluctuations of share-based compensation expense that previously arose from changes in our common stock price.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of September 30, 2018, options to purchase an aggregate of 43,499 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. At September 30, 2018, the interest rate cap had a fair value of $0.3 million. At December 31, 2017, the interest rate cap had a nominal fair value. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap are recorded as a component of interest expense in our condensed consolidated statements of operations.

During the three and nine months ended September 30, 2018, we recognized $0.4 million and $0.6 million, respectively, related to changes in the fair value of the interest rate cap. During the three and nine months ended September 30, 2018, we recognized a reduction to interest expense of $0.4 million and $0.5 million, respectively, since the one-month LIBOR exceeded the strike rate.

On October 16, 2018, we entered into two interest rate caps to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement and the HOME III Loan Agreement. The interest rate caps each have a strike rate on one-month LIBOR of 2.30%, notional amounts equal to the amount outstanding under each respective loan agreement and termination dates of October 15, 2022. We paid an aggregate premium of $5.8 million upon execution of these two interest rate caps.

On November 2, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion related to our financing of the collateral under the MSR Loan Agreement. The interest rate cap has a strike rate on one-month LIBOR of 2.50%, a notional amount is $505.0 million and a termination date of May 9, 2024. We paid a premium of $21.1 million upon execution of this interest rate cap.

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through September 30, 2018, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of September 30, 2018 and 2017, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and nine months ended September 30, 2018 and 2017.

On February 16, 2017, the IRS opened an examination of the 2014 tax year of the TRS. On May 30, 2017, we received confirmation from the IRS that the examination of the TRS’s 2014 tax year was closed without any changes.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net loss	$(47,933)	$(42,916)	$(96,619)	$(147,980)

Denominator
Weighted average common stock outstanding – basic	53,601,208	53,408,288	53,525,792	53,508,881
Weighted average common stock outstanding – diluted	53,601,208	53,408,288	53,525,792	53,508,881

Loss per basic common share	$(0.89)	$(0.80)	$(1.81)	$(2.77)
Loss per diluted common share	$(0.89)	$(0.80)	$(1.81)	$(2.77)

We excluded the items presented below from the calculation of diluted earnings per share as they were antidilutive for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Denominator (in weighted-average shares)
Stock options	88,203	154,698	86,114	171,240
Restricted stock	224,489	136,190	222,722	167,320

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect occurred during the nine months ended September 30, 2018 or 2017.

13. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

14. Subsequent Events

Management has evaluated the impact of all events subsequent to September 30, 2018 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements.

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

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook”), a full-service property management company and a Delaware limited liability company. The acquisition of HavenBrook provides us with an internal property manager and the opportunity to build an efficient, scalable platform that is intended to provide customers with excellent service and allow the Company to benefit from economies of scale that will enhance long-term shareholder value. Upon the acquisition of HavenBrook, we commenced the internalization of our property management function. In addition to HavenBrook, we have property management contracts with Altisource S.à r.l., a wholly owned subsidiary of Altisource Portfolio Solutions S.A. (“ASPS”), and Main Street Renewal, LLC (“MSR”) for, among other things, leasing and lease management, operations, maintenance, repair, property management and property disposition services for certain of our SFR and REO portfolios. We are in the process of transferring the property management of our SFR properties currently serviced by Altisource S.à r.l. to HavenBrook and anticipate completing that transition in the fourth quarter of 2018. We anticipate that all SFR properties acquired in the future will also be managed by HavenBrook.

Our strategy is to build long-term shareholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market that, in our view, offers optimal yield opportunities and one of the best-available avenues for growth.

In order to achieve this goal, we are focused on (i) migrating our existing portfolio of SFR homes onto the HavenBrook property management structure and maximizing its scale and operating efficiencies; (ii) identifying and acquiring large portfolios and smaller pools of high-yielding SFR properties; (iii) selling certain non-rental real estate owned (“REO”) properties that do not meet our targeted rental criteria and mortgage loans to generate cash that we may reinvest in acquiring additional SFR properties and (iv) when deemed necessary or advisable, extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio and, at times, reducing our exposure to floating interest rate fluctuations.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), on which we rely to provide us with dedicated personnel to administer certain aspects of our business and perform certain of our corporate governance functions. AAMC also provides oversight of our acquisition and management of SFR properties and the ongoing disposition and management of our remaining REO properties and residential mortgage loans.

Management Overview

On August 8, 2018, we achieved two significant milestones. First, we completed the acquisition of an additional 3,236 SFR properties (the “RHA Acquired Properties”), expanding our SFR portfolio to approximately 15,000 homes. This acquisition enhanced our presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. Second, we completed the acquisition of HavenBrook, which managed the RHA Acquired Properties. HavenBrook provides us with an internal property management service company that we expect will allow us to provide excellent service to our tenants with an efficient and cost-effective property management platform. The combined purchase price was $485.0 million. We refer to this transaction as the “HB Acquisition.”

As of October 31, 2018, we have transitioned 2,245 ASPS-managed homes onto the newly acquired HavenBrook property management platform. We anticipate that the remainder of the ASPS-managed homes will be transitioned to HavenBrook before December 31, 2018.

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

In addition to this transformative transaction, during the third quarter of 2018, we continued to liquidate our remaining non-rental REO properties and mortgage loans with only 133 such properties and only 76 loans remaining at September 30, 2018. In addition, we continually evaluate the performance of our SFR portfolio and market certain rental properties for sale that do not meet our strategic objectives, and we have identified 763 former rental properties for sale as of September 30, 2018. These property sales allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet and to recycle capital to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

On September 4, 2018, we amended and restated our repurchase agreement with Credit Suisse (“CS”) to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a fixed spread of 3.00%, resulting in a net lower cost of financing for us.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
September 30, 2018	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,562	—	13,562	448	14,010
Listed and ready for rent	406	18	424	14	438
Unit turn	479	—	479	8	487
Renovation	—	122	122	1	123
Total rental properties	14,447	140	14,587
Previous rentals identified for sale	—	238	238	54	292
Legacy REO	—	70	70	63	133
	14,447	448	14,895	588	15,483
December 31, 2017
Rental properties:
Leased	10,850	—	10,850	—	10,850
Listed and ready for rent	550	41	591	—	591
Unit turn	320	20	340	—	340
Renovation	—	194	194	—	194
Total rental properties	11,720	255	11,975
Previous rentals identified for sale	—	69	69	40	109
Legacy REO	—	197	197	293	490
	11,720	521	12,241	333	12,574

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At September 30, 2018, 93.9% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of September 30, 2018 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	4,365	$484,534	36
Florida	2,103	314,061	40
Texas	1,972	290,740	28
Tennessee	1,475	210,368	23
North Carolina	874	119,125	25
Alabama	723	83,081	41
Indiana	668	85,605	23
Minnesota	487	74,178	87
Missouri	420	61,634	39
Oklahoma	306	44,662	27
All other rentals	1,194	179,449	36
Total rental properties held for use	14,587	1,947,437	35
Rental properties held for sale	525	108,028	49
Previous rentals identified for sale	238	41,024	44
Total rental properties	15,350	2,096,489	35
Legacy REO	133	35,742	51
Total	15,483	$2,132,231	35
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

Real Estate Acquisitions

On August 8, 2018,we acquired all of the equity interests of HavenBrook and three real estate investment trusts owned by Rental Home Associates, LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. The assets of the entities acquired from RHA include 3,236 single-family rental properties. This purchase was accounted for as a business combination.

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties from the entities (the “Sellers”) sponsored by Amherst Holdings, LLC (“Amherst”) in multiple closings (the “HOME Flow Transaction”), pursuant to which we acquired 3,465 SFR properties in three separate closings during 2017.

During the three and nine months ended September 30, 2018, we acquired 12 and 66 SFR properties under our other acquisition programs for an aggregate purchase price of $1.6 million and $8.3 million, respectively. During the three and nine months ended September 30, 2017, we acquired 10 and 27 residential properties under our other acquisition programs for an aggregate purchase price of $0.9 million and $2.7 million, respectively.

Real Estate Dispositions

During the three and nine months ended September 30, 2018, we sold 72 and 402 properties, respectively, and we recorded $3.7 million and $29.0 million, respectively, of net realized gain on sales of real estate, which is recorded as a component of net gain (loss) on real estate and mortgage loans in our condensed consolidated statement of operations.

During the three and nine months ended September 30, 2017, we sold 450 and 1,385 properties, respectively, and we recorded $21.4 million and $62.1 million, respectively, of net realized gains on real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning count of real estate assets	12,297	11,391	12,574	10,533
Acquisitions	3,248	10	3,302	1,535
Dispositions	(72)	(450)	(402)	(1,385)
Mortgage loan conversions to REO, net (1)	10	—	9	261
Other additions	—	(1)	—	6
Ending count of real estate assets	15,483	10,950	15,483	10,950
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loan Assets

As of September 30, 2018, we had 76 remaining mortgage loans with an aggregate UPB of approximately $19.5 million and an aggregate market value of underlying properties of approximately $22.6 million. As of December 31, 2017, we had 111 mortgage loans with an aggregate UPB of approximately $29.4 million and an aggregate market value of underlying properties of $31.2 million.

Mortgage Loan Resolutions and Dispositions

During 2017, we sold the substantial majority of our mortgage loans. We expect to continue to sell or resolve our remaining mortgage loans. The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Mortgage Loans at Fair Value
Beginning	91	442	111	3,474
Sales and resolutions	(5)	(11)	(26)	(2,782)
Mortgage loan conversions to REO, net (1)	(10)	—	(9)	(261)
Ending	76	431	76	431
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Metrics Affecting Our Consolidated Results

Revenues

Effective January 1, 2018, our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,046 per home for the 13,562 stabilized properties that were leased at September 30, 2018.

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

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues.

ii.
Property management expenses. Property management expenses include certain personnel costs of HavenBrook employees, fees paid to external property managers and other costs incurred in the oversight and management of our portfolio of homes.

iii.
Depreciation and amortization. Depreciation and amortization is a non-cash expense associated with the ownership of real estate, including capitalized lease commissions and in-place lease intangibles, and generally remains relatively consistent each year in relation to our asset levels since we depreciate our properties on a straight-line basis over a fixed life.

iv.
Acquisition and integration costs. Acquisition and integration costs include expenses associated with acquisition transactions as well as duplicative or non-recurring costs associated with the internalization of our property management function. We expect the majority of our asset acquisitions will not meet the definition of a business; therefore, we expect that the majority of acquisition costs will be capitalized into the cost basis of such assets.

v.	Impairment. Impairment represents our estimated costs to sell a property and an amount that represents the carrying amount over the estimated fair value less costs to sell.

vi.	Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance.

vii.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

i.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued to our pursuant to authorized share-based compensation plans.

viii.
General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including compensation and benefits of certain HavenBrook employees. In addition, general administrative expenses include expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf.

ix.
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

Portfolio Size

The size of our SFR portfolio will also impact operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher property management fees, property operating expenses and, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of our assets.

Mortgage Loan Resolution Activities

For the mortgage loans remaining in our portfolio, we will continue to employ various loan resolution methodologies, which may include (1) the conversion a portion of our remaining mortgage loans to performing status (2) management of the foreclosure process and timelines and/or (3) additional sales of mortgage loans to third parties. We expect that certain of our residential mortgage loans will continue to be liquidated as a result of a short sale, foreclosure sales to third parties, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

We anticipate that REO properties that meet our investment criteria will be converted into SFR properties, which we believe will generate long-term returns for our stockholders. If an REO property does not meet our rental investment criteria, we expect to liquidate the property.

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and nine months ended September 30, 2018 compared to three and nine months ended September 30, 2017

Rental revenues

Rental revenues increased to $48.3 million and $129.0 million for the three and nine months ended September 30, 2018, respectively, compared to $33.0 million and $88.7 million for the three and nine months ended September 30, 2017, respectively. The number of leased properties increased to 14,010 at September 30, 2018 from 8,998 at September 30, 2017. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Residential property operating expenses

Residential property operating expenses increased to $17.3 million for the three months ended September 30, 2018 from $15.2 million for the three months ended September 30, 2017. This increase is primarily due to an increased total number of properties in our real estate portfolio. At September 30, 2018, we had 15,483 total properties, of which 14,010 were leased, compared to 10,950 total properties, of which 8,998 were leased, at September 30, 2017. This increase is partially offset by a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses.

Residential property operating expenses decreased to $45.4 million for the nine months ended September 30, 2018 from $48.6 million for the nine months ended September 30, 2017. This decrease is driven by a higher proportion of properties being leased properties, partially offset by growth in our real estate portfolio.

Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, HOA dues and repair and maintenance. Our residential property operating expenses for properties held while we are evaluating whether such properties will be good rental candidates will be dependent primarily on residential property taxes and insurance, HOA dues, utilities, property preservation and repairs and maintenance.

Property management expenses

Property management expenses increased to $3.4 million and $9.3 million for the three and nine months ended September 30, 2018, respectively, from $2.3 million and $6.4 million for the three and nine months ended September 30, 2017, respectively. This increase is primarily due to growth in our real estate portfolio.

Depreciation and amortization

We incurred $21.1 million and $59.1 million of depreciation and amortization for the three and nine months ended September 30, 2018, respectively, compared to $15.3 million and $45.3 million for the three and nine months ended September 30, 2017, respectively. This increase is primarily due to growth in our rental portfolio. Our residential rental portfolio increased to 14,587 properties at September 30, 2018 from 10,011 properties at September 30, 2017. We expect to incur increasing depreciation and amortization as we acquire and place more residential properties into service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $2.2 million and $7.4 million of lease-in-place intangible asset amortization for the three and nine months ended September 30, 2018, respectively, compared to $1.7 million and $8.3 million for the three and nine months ended September 30, 2017, respectively.

Acquisition and integration costs

We incurred $25.2 million and $26.0 million of acquisition and integration costs for the three and nine months ended September 30, 2018, respectively, compared to $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively. The increase is primarily driven by $18.0 million associated with amendment (the “MSA Amendment Agreement”) to the Master Services Agreement (the “MSA”) with Altisource S.à r.l.; approximately $6.9 million of legal, finance, due diligence, and other third-party fees related to the HB Acquisition and approximately $0.8 million of duplicative or non-recurring costs associated with the internalization of our property management function during the third quarter of 2018.

Impairment

We recognized $1.3 million and $11.0 million of valuation impairment on our real estate assets for the three and nine months ended September 30, 2018, respectively, compared to $7.6 million and $29.2 million for the three and nine months ended September 30, 2017, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO in our portfolio.

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

In addition, during the three and nine months ended September 30, 2017, we recognized $(0.2) million and $1.5 million, respectively, of mortgage loan selling costs.

Mortgage loan servicing costs

We incurred $0.5 million and $1.2 million of mortgage loan servicing costs for the three and nine months ended September 30, 2018, respectively, compared to $0.8 million and $9.7 million for the three and nine months ended September 30, 2017, respectively. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of the substantial majority of our mortgage loan portfolio during 2017. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we expect to continue to recognize lower mortgage loan servicing costs than in prior periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate cap. Interest expense increased to $20.1 million for the three months ended September 30, 2018 from $14.2 million for the three months ended September 30, 2017. The increase was driven by increased average borrowings under our repurchase and loan agreements as well as increases in the variable component of our contractual interest rates.

Interest expense increased to $52.5 million for the nine months ended September 30, 2018 from $45.0 million for the nine months ended September 30, 2017. The increase was driven by increased average borrowings under our repurchase and loan agreements as well as increases in the variable component of our contractual interest rates.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we intend to acquire.

Share-based compensation

Share-based compensation expense was $1.2 million and $1.9 million for the three and nine months ended September 30, 2018, respectively, compared to $0.4 million and $2.8 million for the three and nine months ended September 30, 2017, respectively. Prior to the second quarter of 2018, our share-based compensation awarded to employees of AAMC fluctuated with changes in the market value of our common stock, among other factors. In the second quarter of 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07: Compensation - Stock Compensation (Topic 718), which we adopted on April 1, 2018. This adoption resulted in (i) the fair value of share-based compensation awards granted to management of AAMC prior to April 1, 2018 being fixed at the transition date fair value and (ii) the fair value of awards granted subsequent to April 1, 2018 to be measured at the grant date fair value, thus eliminating periodic fluctuations of share-based compensation expense that previously arose from changes in our common stock price.

General and administrative expenses

General and administrative expenses were $3.5 million for both the three months ended September 30, 2018 and 2017, respectively. General and administrative expenses decreased to $8.6 million from $8.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $3.6 million and $11.0 million during the three and nine months ended September 30, 2018, respectively, compared to $4.0 million and $12.2 million during the three and nine months ended September 30, 2017, respectively. The decrease in base management fees is primarily driven by declines in average invested capital (as defined in the AMA).

We incurred conversion fees to AAMC of $35,000 and $0.2 million during the three and nine months ended September 30, 2018, respectively, compared to $0.2 million and $1.2 million during the three and nine months ended September 30, 2017, respectively. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Net gain (loss) on real estate and mortgage loans

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(3.0) million and $(29.2) million for the three and nine months ended September 30, 2018, respectively, compared to $(28.1) million and $(157.8) million for the three and nine months ended September 30, 2017, respectively. This was primarily due to the reclassification of net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from sales and resolutions. The change in unrealized gains for the three and nine months ended September 30, 2018 and 2017 can be categorized into the following three components:

•
First, we recognized an aggregate of $1.5 million and $1.8 million in unrealized gains upon conversion of mortgage loans to REO for the three and nine months ended September 30, 2018, respectively, compared to $0.8 million and $15.2 million for the three and nine months ended September 30, 2017, respectively. Upon conversion of these mortgage loans to REO, we mark the properties to the most recent market value. The amount of unrealized gains on conversion will fluctuate with the number of mortgage loans converted to REO during the period;

•
Second, we recognized an aggregate change in unrealized gains of $0.1 million and $0.2 million from the net change in the fair value of loans for the three and nine months ended September 30, 2018 respectively, compared to $3.5 million and $2.2 million from the net change in the fair value of loans during the three and nine months ended September 30, 2017, respectively. The fair value of our mortgage loans is based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model; and

•
Third, we reclassified an aggregate of $4.6 million and $31.2 million from unrealized gains on mortgage loans to realized gains on real estate and mortgage loans, reflecting real estate sold and the resolution or sale of mortgage loans for the three and nine months ended September 30, 2018, respectively. This compares to an aggregate of $32.4 million and $175.3 million reclassified from unrealized gains on mortgage loans to realized gains for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, we had sold or resolved the substantial majority of our mortgage loan portfolio and had only 76 mortgage loans remaining in or portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience realized or unrealized losses on our mortgage loans in future periods.

Net realized gain (loss) on mortgage loans

Net realized gain on mortgage loans was $0.5 million for the three months ended September 30, 2018 compared to a net realized loss on mortgage loans of $2.7 million for the three months ended September 30, 2017. Net realized gain or loss on mortgage loans is primarily impacted the number of mortgage loans that are sold or resolved. Our mortgage loans are primarily resolved through short sales, foreclosure sales and other liquidation events. We resolved 5 mortgage loans in the three months ended September 30, 2018 as compared to our sale or resolution of 11 mortgage loans in the three months ended September 30, 2017.

Net realized loss on mortgage loans was $0.5 million for the nine months ended September 30, 2018 compared to a net realized gain on mortgage loans of $73.1 million for the nine months ended September 30, 2017. We sold or resolved 26 mortgage loans during the nine months ended September 30, 2018 as compared to our sale or resolution of 2,782 mortgage loans during the nine months ended September 30, 2017.

Going forward, we expect that realized gains or losses on mortgage loans will have an immaterial impact on our results as the substantial majority of our mortgage loans were divested during 2017.

Net realized gain on sales of real estate

Net realized gain on real estate was $3.7 million for the three months ended September 30, 2018 compared to $21.4 million for the three months ended September 30, 2017. Net realized gain on sales of real estate is primarily impacted by the number of dispositions of REO properties and the ultimate pricing we achieve on these dispositions. During the three months ended September 30, 2018, we disposed of 72 properties compared to 450 properties during the three months ended September 30, 2017.

Net realized gain on real estate was $29.0 million for the nine months ended September 30, 2018 compared to $62.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we disposed of 402 properties compared to 1,385 properties during the nine months ended September 30, 2017.

As our portfolio of non-rental REO properties continues to decline, we expect to recognize lower realized gains on real estate.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $72.4 million compared to $113.7 million as of December 31, 2017. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties, other REO properties and the remaining mortgage loans in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements. As of September 30, 2018, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.73%, excluding amortization of deferred debt issuance costs and loan discounts.

Below is a description of each agreement outstanding during the nine months ended September 30, 2018:

Credit Suisse Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”) with an initial aggregate maximum borrowing capacity of $100.0 million. The CS Repurchase Agreement has been amended on several occasions, ultimately increasing the maximum borrowing capacity to $350.0 million as of September 30, 2018. The maturity date of the CS Repurchase Agreement is November 16, 2018, and we expect to renew this facility upon maturity. At September 30, 2018, an aggregate of $179.7 million was outstanding under the CS Repurchase Agreement.

Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement is fully guaranteed by us.

On September 4, 2018 we amended and restated our repurchase agreement with CS to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a spread of 3.00%, resulting in a net lower cost of financing to us.

The CS Repurchase Agreement requires us to maintain various financial and other covenants, including maintaining a minimum adjusted tangible net worth, a maximum ratio of indebtedness to adjusted tangible net worth and a minimum fixed charge coverage ratio. In addition, the CS Repurchase Agreement contains customary events of default.

Nomura Loan Agreement

Nomura is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”) with an initial aggregate maximum funding capacity of $100.0 million. The Nomura Loan Agreement has been amended on several occasions, ultimately increasing the maximum funding capacity to $250.0 million ($150.0 million of which was uncommitted but available to us subject to our meeting certain eligibility requirements) as of September 30, 2018. The maturity date of the Nomura Loan Agreement is April 5, 2020, with a potential additional one-year extension to April 5, 2021. As of September 30, 2018, we had an aggregate of $31.1 million outstanding under the Nomura Loan Agreement.

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

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

•
In connection with the seller financing related to our acquisition of 4,262 properties on September 30, 2016 (the “HOME SFR Transaction”), we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC (“MSR Lender”), as agent. Pursuant to the MSR Loan Agreement, HOME Borrower borrowed approximately $489.3 million from the Lenders (the “MSR Loan”). Effective October 14, 2016, the MSR Loan Agreement was assigned to MSR Lender and, in connection with MSR Lender’s securitization of the MSR Loan, we and MSR Lender amended and restated the MSR Loan Agreement to match the terms of the bonds in MSR Lender's securitization of the MSR Loan. The aggregate amount and the aggregate interest rate of the MSR Loan remained unchanged from the original loan agreement. The MSR Loan is a floating rate loan with eight floating rate components. Interest is computed and settled monthly based on one-month LIBOR plus a weighted average fixed spread of 3.285%. The initial maturity date of the MSR Loan is November 9, 2018, with borrower option to extend the initial maturity date for three successive one-year terms to an ultimate maturity date of November 9, 2021, provided, among other things, that there is no event of default under the MSR Loan Agreement on each maturity date. On October 19, 2018, HOME Borrower exercised the option to extend the maturity date to November 9, 2019. The MSR Loan is secured by the membership interests of HOME Borrower and the properties and other assets of HOME Borrower.

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, our indirect wholly owned subsidiary, HOME Borrower II, LLC (“HOME Borrower II”) entered into a seller financing arrangement (the “HOME II Loan Agreement”) with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $79.9 million. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME II Loan Agreement, our borrowings thereunder have increased to $83.3 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.75% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower II pays interest on the outstanding principal balance monthly. HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is secured by the membership interests of HOME Borrower II and the properties and other assets of HOME Borrower II. The HOME II Loan Agreement is also cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, our indirect wholly owned subsidiary, HOME Borrower III, LLC (“HOME Borrower III”) entered into a seller financing arrangement (the “HOME III Loan Agreement”) with entities sponsored by Amherst, pursuant to which we initially borrowed approximately $87.8 million. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement. Pursuant to the amended and restated HOME III Loan Agreement, our borrowings thereunder have increased to $89.1 million, the weighted average fixed-rate spread over one-month LIBOR decreased from 2.30% to 2.10% and the initial maturity date was changed from October 9, 2019 to November 9, 2019. HOME Borrower III pays interest on the outstanding principal balance monthly. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is secured by the membership interests of HOME Borrower III and the properties and other assets of HOME Borrower III. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement.

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, our indirect wholly owned subsidiary, HOME Borrower IV, LLC (“HOME Borrower IV”) entered into two separate seller financing arrangements (the “HOME IV Loan Agreements”) with entities sponsored by Amherst, pursuant to which we borrowed $114.2 million pursuant to the first loan agreement and $114.6 million pursuant to the second loan agreement. The HOME IV Loan Agreements have a fixed interest rate of 4.00% and a maturity date of December 9, 2022. HOME Borrower IV pays interest on the outstanding principal balance monthly. The HOME IV Loan Agreements are secured by first priority mortgages on a portion of the properties acquired in the third and final closing under the HOME Flow Transaction.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC ("FYR SFR Borrower"), our wholly-owned subsidiary, entered into loan agreement (the "FYR SFR Loan Agreement") with Berkadia Commercial Mortgage LLC, as lender ("Berkadia") for $508.7 million, secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (the "FYR SFR Collateral Properties"). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac.

The FYR SFR Loan Agreement is interest only, with a fixed interest rate of 4.65% and a 10-year term, maturing on September 1, 2028. FYR SFR Borrower pays interest on the outstanding principal balance monthly. The FYR SFR Loan Agreement is secured by first priority mortgages on the FYR SFR Collateral Properties and the equity interests of FYR SFR Borrower.

The FYR SFR Loan Agreement requires that FYR SFR Borrower comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness FYR SFR Borrower can incur, limitations on sales and dispositions of the FYR SFR Collateral Properties and various restrictions on the use of cash generated by the operations of the SFR Collateral Properties while the FYR SFR Loan Agreement is outstanding.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements. We monitor our lending partners’ ability to perform under the repurchase and loan agreements and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to

75% of the discounted value of the underlying asset. These agreements define the discounted or “haircut” values as a range of 75% to 90% of the “asset value,” which is generally an amount based on the market value of the underlying asset as determined by the lender. A haircut is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. As of September 30, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 25.8% of the estimated fair value (based on BPOs) of such assets. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase and loan agreements from December 31, 2017 to September 30, 2018 is primarily due to our entry into the FYR SFR Loan Agreement, partially offset by reductions of our other repurchase and loan agreements upon the liquidation of REO properties or mortgage loans. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement increased from 63.1% at December 31, 2017 to 75.5% at September 30, 2018. This increase was primarily driven by the transfer of assets funded at lower advance rates under the CS Repurchase Agreement and the Nomura Loan Agreement to the FYR SFR Loan Agreement. The advance rate on each of the MSR Loan Agreement, the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price. The advance rate on the Term Loan Agreement was 72% of the BPO value of the underlying properties. The advance rate of the FYR SFR Loan Agreement was approximately 68.5% of the BPO value of the underlying properties. We do not collateralize any of our repurchase facilities with cash.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended September 30, 2018, December 31, 2017 and September 30, 2017 ($ in thousands):

	Three months ended September 30, 2018	Three months ended December 31, 2017	Three months ended September 30, 2017
Balance at end of period	$1,709,939	$1,282,428	$1,105,473
Maximum month end balance outstanding during the period	1,712,472	1,316,240	1,126,988
Weighted average quarterly balance	1,522,973	1,168,514	1,123,650
Amount of available funding at end of period	389,231	308,042	251,468

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At September 30, 2018, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Amendment to Master Services Agreement and Amendment and Waiver Agreement with Altisource S.à r.l.

In connection with the acquisition of the RHA Acquired Properties and HavenBrook, on August 8, 2018, the Company and Altisource S.à r.l. entered into the MSA Amendment Agreement. Pursuant to the MSA, Altisource S.à r.l. had been the exclusive provider of leasing and property management services to the Company and each of its subsidiaries. Under the terms of the MSA Amendment Agreement, we will acquire certain property management resources owned by Altisource S.à r.l., and the exclusivity provisions with respect to the renovation and property management provisions has been terminated in order to allow the Company to internalize the property management function related to the rental properties managed by Altisource S.à r.l.. Following a transition period ending December 31, 2018 (the “Transition Period”), the MSA will be terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, Altisource S.à r.l. will continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to approximately 300 remaining non-rental legacy assets of the Company until such properties are sold.

In exchange for the property management resources to be acquired and the above-described amendments, including the termination of the exclusivity provision of the MSA, the Company agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of the Company or (ii) August 8, 2023.

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

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(12,901)	$(43,472)
Net cash (used in) provided by investing activities	(430,811)	594,141
Net cash provided by (used in) financing activities	397,610	(467,760)
Total cash flows	$(46,102)	$82,909

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 consisted primarily of cash expenses in excess of rental revenues.

Net cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of cash used to execute the HB Acquisition, partially offset by proceeds from dispositions of real estate and mortgage loan resolutions and dispositions. Net cash provided by investing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from dispositions of real estate and mortgage loan resolutions and dispositions, partially offset by investment in real estate and renovations.

Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of net proceeds of repurchase and loan agreements in connection with the HB Acquisition, partially offset by payment of dividends on common stock. Net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), the repayment of the notes issued under a former securitization trust, payment of dividends and repurchases of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

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

Interest Rate Risk

We will be exposed to interest rate risk from our (a) floating-rate debt financing activities and (b) ownership of our remaining mortgage loans. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect the fair value of the residential mortgage loans and real estate underlying our portfolios as well as our financing interest rate expense.

To date, we have not hedged the risk associated with the real estate underlying our portfolios or our remaining residential mortgage loans. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our floating-rate debt financing interest rate obligations. A portion of our debt financing is, and will likely continue to be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of such financing. To mitigate this risk, we have used, and may continue to use, derivative financial instruments, such as interest rate swaps and interest rate caps, in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We have entered into interest rate caps in order to manage the economic risk of increases in the floating rate portion of certain of our repurchase and loan agreements. We will be reimbursed by the counterparty of the interest rate caps to the extent that the one-month LIBOR exceeds the relevant strike rate based on the scheduled notional amount of the relevant interest rate caps. We are also exposed to counterparty risk should the counterparty fail to meet its obligations under the terms of the agreements.

We currently borrow funds on certain of our repurchase and loan facilities at variable rates. At September 30, 2018, we had $383.2 million of variable rate debt outstanding not protected by interest rate hedge contracts and $489.3 million that was protected by the interest rate cap. The estimated fair market value of our aggregate variable rate borrowings was $867.2 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, our annual interest expense would increase or decrease by $3.8 million and $7.6 million, respectively.

On October 16, 2018, we entered into two interest rate caps with an aggregate notional $172.4 million in order to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement and the HOME III Loan Agreement.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2018.

Controls Related to HavenBrook

In connection with the HB Acquisition completed on August 8, 2018, we acquired HavenBrook, the existing property manager for the RHA Acquired Properties. HavenBrook provides property management services with respect to the acquired homes, and we are in the process of transitioning certain of our externally managed properties to the HavenBrook property management platform. For additional information on this transaction, see Note 2 of the consolidated financial statements.

SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of HavenBrook with respect to the RHA Acquired Properties. Accordingly, we have excluded such processes performed by HavenBrook from our assessment of internal control over financial reporting as of September 30, 2018.

Changes in Internal Control over Financial Reporting

The internal controls over financial reporting relating to business combinations that existed prior to the HB Acquisition were reviewed and updated by management, including the addition of controls related to goodwill.

Except as described above, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Prior to the HB Acquisition, we had relied on third parties (ASPS and MSR) to provide property management services for the properties in our SFR portfolio. As a result, we do not have direct experience operating our own property manager. If our newly acquired property manager is unable to effectively perform property management services at the level and/or the cost that we anticipate or if we fail to allocate sufficient resources to meet our property management needs, it would adversely affect our performance. Through HavenBrook, we will have direct responsibility for the management of a significant proportion of the properties in our SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS properties that we move to the HavenBrook platform. In addition, we will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates. We do not have experience operating our own property manager, and it is difficult to evaluate our potential future performance.

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

We are now exposed to labor and employment risks to which we have not historically been exposed.

Prior to the HB Acquisition, we had no employees of our own. With the completion of the HB Acquisition, we now have employees of our own managing the internal property management function, and we have and may continue to move some ASPS employees into our internal property manager as well. As an employer, we are now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we bear the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for our employees.

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

The acquisition of HavenBrook requires us to integrate our separate technology systems, which may increase information security risks. Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of HavenBrook’s business, it acquires and stores sensitive data, including intellectual property, proprietary business information and personally identifiable information of prospective and current residents, employees and third party service providers. The continued secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, the integration of HavenBrook’s information technology and infrastructure with our technology systems may result in increased vulnerability to attacks by hackers or may be breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.

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

2.4
Purchase Agreement, dated August 8, 2018, by and among FYR SFR Purchaser, LLC, RHA 1 Inc., RHA 2 Inc., RHA 3 Inc., HavenBrook Partners, LLC, Rental Home Associates LLC and each of the unitholders of HavenBrook identified therein (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 9, 2018).†

3.1	Articles of Restatement of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.3 of the registrant's Current Report on Form 8-K filed with the SEC on April 8, 2013).
3.2	By-laws of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form 10 filed with the SEC on December 5, 2012).
10.1
Omnibus Amendment to Master Services Agreement, Waiver Agreement, Services Letter and Fee Letter, dated August 8, 2018, by and between Front Yard Residential, L.P. and Altisource S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 9, 2018).‡

10.2
Loan Agreement, dated August 8, 2018, by and between FYR SFR Borrower, LLC, as Borrower, and Berkadia Commercial Mortgage LLC, as Lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 9, 2018).

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
__________
* Filed herewith.
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
‡ Portions of this exhibit have been redacted pursuant to a request for confidential treatment. The non-public information has been filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Yard Residential Corporation
Date:	November 7, 2018	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer