Form 10-K
period 2018-12-31
Front Yard Residential Corp
filed 2019-02-27
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Front Yard Residential Corporation
(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of common stock held by non-affiliates of the registrant was $410.5 million, based on the closing share price as reported on the New York Stock Exchange on June 29, 2018 and the assumption that all directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 21, 2019, 53,630,204 shares of our common stock were outstanding.

Portions of the registrant's definitive proxy statement for the registrant's 2019 annual meeting, to be filed within 120 days after the close of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Front Yard Residential Corporation
December 31, 2018

i

References in this report to “we,” “our,” “us,” or the “Company” refer to Front Yard Residential Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “AAMC” or to our “Manager” refer to Altisource Asset Management Corporation and its consolidated subsidiaries, unless otherwise indicated. References in this report to “ASPS” refer to Altisource S.à r.l. and Altisource Portfolio Solutions N.A. and their respective consolidated subsidiaries, unless otherwise indicated.

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire single-family rental assets for our portfolio, including difficulties in identifying assets to acquire;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•
our ability to successfully operate HavenBrook Partners, LLC (“HavenBrook”) as a property manager and perform property management services for our single-family rental assets at the standard and/or the cost that we anticipate;

•	our ability to transition property management for the single-family rental properties currently managed by third party property managers to HavenBrook;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or non-rental real estate owned asset sales to target single-family rental assets in a timely manner;

•	our ability to sell non-rental real estate owned properties on favorable terms and on a timely basis or at all;

•	the failure to identify unforeseen expenses or material liabilities associated with asset acquisitions through the due diligence process prior to such acquisitions;

•	changes in the market value of our single-family rental properties and real estate owned;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of our third party vendors to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries (the “Operating Partnership”). We commenced operations in December 2012. We operate in a single segment focused on the acquisition and ownership of residential rental properties.

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

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook” or our “internal property manager”), a full-service property management company and a Delaware limited liability company, as well as the 3,236 homes managed by HavenBrook (the “RHA Acquired Properties”). The acquisition of HavenBrook provides us with an internal property manager and an efficient, scalable property management platform that is designed to provide tenants with excellent service. As we continue to grow, this platform will to allow us to benefit from economies of scale that will enhance long-term stockholder value. We refer to this transaction as the “HB Acquisition.” Prior to the HB Acquisition, we relied exclusively on two external property management vendors, Main Street Renewal, LLC (“MSR”) and Altisource S.à r.l. (“ASPS”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of certain of our SFR properties.

Upon the acquisition of HavenBrook, we commenced the internalization of our property management function, and we expect that substantially all of our single-family rental assets will be managed by HavenBrook by March 31, 2019. On August 8, 2018, we amended our property management service agreement with ASPS to, among other things, move all homes managed by ASPS onto our internal property management platform. The transition of homes away from ASPS was completed in November 2018, and, as of December 31, 2018, ASPS no longer serves as our property manager. On December 7, 2018, we also amended our property management service agreements with MSR (the “MSR Termination Agreements”) to provide for the transition of the SFR properties managed by MSR to our internal property management platform. As of February 21, 2019, we managed 12,868 properties on our internal property management platform.

Since we commenced operations in 2012, we have financed our business through a combination of equity offerings, term loans, repurchase agreements, warehouse lines, seller financing arrangements and securitizations.

Our Business Strategy

We are committed to being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for our investors. Our portfolio of SFR properties has grown substantially in recent years. The HB Acquisition and subsequent internalization of our property management function has provided us with additional opportunities to deliver an excellent tenant experience and manage our rental homes efficiently and in line with our key operating targets.

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market to acquire rental properties, which, in our view, not only provide safe, comfortable homes for our residents, but also offer attractive yield opportunities.

We expect to hold SFR property assets over the long term with a focus on developing our brand. We also believe that, given the limited institutional penetration to date into the SFR marketplace, our ability to acquire and effectively manage assets with attractive yields in strategic markets provides us with a significant opportunity to establish ourselves as a leading SFR equity REIT.

From an operational standpoint, we have established an extensive renovation and property management infrastructure that provides us with geographic reach and a scalable property management structure that will allow us to grow in a cost-efficient manner.

Acquisition Strategy

Through our judicious use of cash, strong financing relationships and the sale of non-core assets, we have capitalized on opportunities to buy large portfolios and smaller pools of stabilized rental homes and individual residential properties at attractive yields. We continue to have access to funding and may execute upon acquisition opportunities as they become available.

We have been successful in our pursuit of this strategy to date, having increased our SFR portfolio to approximately 15,000 homes as of December 31, 2018 from approximately 3,000 at December 31, 2015. We expect to continue to opportunistically source, bid on and acquire SFR properties that meet our targeted metrics over the course of 2019.

Internalization of Scalable Property Management Platform

The HB Acquisition provides us with an efficient, scalable internal property management platform that provides tenants with excellent service and allows us to benefit from economies of scale. With HavenBrook, we have direct, internally managed control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which will enhance our ability to control costs and generate long-term returns to our stockholders. As of December 31, 2018, we had 140 employees who serviced 7,400 homes in 23 MSAs across 16 states, and we work directly with over 300 vendors providing services to our homes with capacity to process over 500 turns per month. When the remaining SFR properties serviced by MSR are transitioned to our internal platform, we will directly service approximately 15,000 homes.

The transition to internal property management has also provided us with the opportunity to develop our brand and enhance the tenant experience. Our property manager has allowed us to develop a unified approach to renovation management, repair and maintenance, vendor contracting and material supply chain management in an effort to create a consistent look and feel for our SFR properties. Over time, we expect to develop a nationally recognized brand that is known for consistent quality at affordable prices.

This internal property management platform is driven by proprietary technology solutions that support tenant experience and enhance operational efficiency and performance. In addition to in-house technicians, efficient back-office support evaluates and solicits the appropriate external vendors to perform required work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and utilizes technology to review and assess properties. We believe this technology-driven property management infrastructure will result in increased long-term value for our stockholders.

Real Estate Portfolio Overview

Acquisitions

We seek to acquire SFR properties with attractive return profiles. Our SFR portfolio was acquired through direct purchases of SFR and REO properties as well as through the resolution of non-performing mortgage loans we had previously acquired. Our significant acquisition activity for the years ended December 31, 2018, 2017 and 2016 included the following:

•	On August 8, 2018, we completed the purchase of 3,236 SFR properties and an internal property manager in the HB Acquisition for an aggregate purchase price of $485.0 million.

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

•	On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from a third party seller for an aggregate purchase price of approximately $64.8 million.

•	In addition, during the years ended December 31, 2018, 2017 and 2016, we acquired 70, 27 and 714 rental properties, respectively, on an individual basis.

Dispositions

We expect to continue to liquidate (i) certain rental properties that are non-strategic, underperforming or are in inefficient markets and (ii) the remaining REO properties that were acquired through mortgage loan resolution activities that do not meet our rental criteria in order to generate cash for reinvestment in other acquisitions, repurchases of common stock, pay down debt, dividend distributions or such other purposes as we may determine.

During the years ended December 31, 2018, 2017 and 2016, we sold 448, 1,710 and 2,668 REO properties, respectively, that did not meet our rental investment criteria. We have utilized a significant portion of the net proceeds from these sales to acquire additional SFR properties for our rental portfolio.

On February 8, 2019, we completed the sale of 444 properties that did not meet our investment criteria for an aggregate sales price of $102.9 million to a third party purchaser. In connection with this sale, we expect to recognize a net realized gain of $4.8 million in the first quarter of 2019.

Real Estate Portfolio Summary

The following table presents the status of our real estate assets as of the dates indicated:

	December 31, 2018	December 31, 2017
Rental:
Leased	13,546	10,850
Listed and ready for rent	434	591
Unit turn	428	340
Renovation	136	194
Total rental properties	14,544	11,975
Previous rentals identified for sale	158	69
Legacy REO	56	197
Total real estate held for use	14,758	12,241
Held for sale	687	333
Total real estate assets	15,445	12,574

As of December 31, 2018, we had 15,445 properties, consisting of 14,758 properties held for use and 687 held for sale. Of the 14,758 properties held for use, 13,546 properties had been leased, 434 were listed and ready for rent, 428 were in unit turn status, 136 were in varying stages of renovation and 158 were being prepared for future disposal. With respect to the remaining 56 REO properties held for use, if an REO property meets our rental investment criteria, we determine the extent of renovations that are needed to generate an optimal rent and maintain consistency of renovation specifications to match our branding. If an REO property does not meet our rental investment criteria, the property is listed for sale, in some instances after renovations are made to optimize the sale proceeds.

As of December 31, 2017, we had 12,574 properties, consisting of 12,241 properties held for use and 333 properties held for sale. Of the 12,241 properties held for use, 10,850 had been leased, 591 were listed and ready for rent, 340 were in unit turn status, 194 were in various stages of renovation and 69 were being prepared for future disposal. With respect to the remaining 197 REO properties at December 31, 2017, we were in the process of determining whether these properties would meet our rental profile.

The following table sets forth a summary of our real estate portfolio as of December 31, 2018 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	4,361	$481,297	36
Florida	2,097	311,603	40
Texas	1,978	289,111	28
Tennessee	1,475	209,306	23
North Carolina	873	118,345	25
Alabama	723	82,548	41
Indiana	668	85,006	23
Minnesota	488	74,017	87
Missouri	424	61,909	39
Oklahoma	306	44,267	27
All other rentals	1,151	171,124	36
Total rental properties	14,544	1,928,533	35
Previous rentals identified for sale	158	25,193	47
Legacy REO	56	12,360	55
Total real estate held for use	14,758	1,966,086	35
Held for sale	687	146,921	49
Total	15,445	$2,113,007	35
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of certain properties acquired on November 29, 2017 are included based upon the initial purchase price, certain of which are subject to potential purchase price adjustment provisions as set forth in the purchase and sale agreement. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Potential purchase price adjustments under the HOME Flow Transaction.

As of December 31, 2018, our highest concentrations of SFR properties were in four states, Florida, Georgia, Tennessee and Texas, which accounted for 9,911 properties (68.1% of our SFR portfolio) with an aggregate carrying value of $1.3 billion (67.0% of the carrying value of our SFR portfolio), with the remainder dispersed among 30 other states.

Our Strengths

We are committed to a business strategy that will enable us to efficiently manage and continue to grow our portfolio of affordable rental homes and become one of the largest nationwide SFR REITs. Our goal is to enhance long-term stockholder value through the execution of our business plan with a focus on our competitive strengths. Our strong competitive position is based on the following factors:

•
Acquisition Strategy Enables us to Continue Building a Portfolio that Targets Attractive Yields to Stockholders. Through AAMC’s personnel and technical expertise, we have developed a disciplined market and asset selection approach and a valuation model that uses proprietary and market data to evaluate and project the performance of SFR assets. This valuation model has been built with multiple broad economic and geographic inputs as well as numerous property-level inputs to determine which properties will produce attractive yields and how much to pay for these properties to best achieve optimal results. These internally developed tools help us to evaluate the most attractive SFR portfolios for sale. We also leverage our property inspection, management and rental infrastructure and related data flows to identify and acquire attractive assets in the geographical locations into which we desire to grow. We intend to continue to build our internal property management infrastructure, which will allow us to focus on strategic geographical areas, develop regional experience to continually refine our acquisition strategy and achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believe that our focus on affordable housing provides us with a potential advantage, as we believe this is an underserved market segment that provides us with attractive yield and growth opportunities.

•
Extensive Internal Property Management Infrastructure. With our internal property manager and the support of our growing nationwide vendor networks, we believe that we are well positioned to operate and manage SFR properties across the United States at an attractive cost structure. The HB Acquisition has provided us with an excellent, experienced property management team with a successful track-record of internal property management operations and enables us to capitalize on additional opportunities to enhance our tenants’ experience and improve our operating efficiency for our entire portfolio. We believe that our new internal property management infrastructure provides us with a cost-efficient, scalable platform that will be a key factor in our success as we continue to grow.

•
Depth of Management Experience. We believe the experience and technical expertise of our management team is one of our key strengths. Our team has a broad and deep knowledge of the real estate market with decades of experience in real estate, mortgage trading, housing, financial services and asset management. Their experience in the real estate industry brings a wealth of understanding of the markets in which we operate and can help us build our portfolio in a manner that brings attractive potential returns to stockholders. Management and its supporting teams have expertise and extensive contacts that enable us to source SFR assets through access to auctions and sellers of SFR assets and obtain financing to optimize available leverage. Due to our management team's expertise, we have been able to strategically sell non-core assets to sustain a strong dividend while also using the liquidity generated from these sales to increase the size of our SFR portfolio. We believe that AAMC’s asset evaluation process and the experience and judgment of its executive management team in identifying, assessing, valuing and acquiring new SFR assets will help us to appropriately value the portfolios at the time of purchase and operate them profitably as we continue to grow.

Our Investment Process

Our Manager continues to provide personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, AAMC's capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. Through close collaboration by AAMC with our internal property management team, we are able to source and acquire properties that fit our investment strategy and integrate well with our property management infrastructure. This expertise and coordination has enabled us to strategically grow our SFR portfolio to approximately 15,000 homes, the majority of which were stabilized rentals at the time of acquisition.

Our Financing Strategy

We intend to continue to finance our real estate investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, term financing, warehouse lines of credit, securitization financing, seller financing arrangements, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Optimization of Financing in 2018” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Repurchase and Loan Agreements.”

Investment Committee and Investment Policy

Substantially all of our investment activities are conducted by AAMC on our behalf pursuant to the AMA. Our principal objective is to generate attractive risk-adjusted returns for our stockholders over the long-term through dividends and capital appreciation.

Our Board of Directors has adopted a broad investment policy designed to facilitate the management of our capital and assets and the maintenance of an investment portfolio profile that meets our objectives. Our Board has appointed an Investment Committee consisting of our Chairman of the Board, two independent Board members, our Chief Executive Officer and our Chief Financial Officer. The Investment Committee's role is to act in accordance with the investment policy and guidelines approved by our Board of Directors for the investment of our capital. As part of an overall investment portfolio strategy, the investment policy provides that we can purchase or sell real estate assets, non-performing or sub-performing residential mortgage loans and residential mortgage-backed securities. We are also authorized to offer leases on acquired SFR properties. The investment policy may be modified by our Board of Directors without the approval of our stockholders.

The objective of the investment policy is to oversee our efforts to achieve a return on assets consistent with our business objectives and to maintain adequate liquidity to meet financial covenants and regular cash requirements.

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

Our Manager and the Asset Management Agreement

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Under the AMA, AAMC is responsible for, among other duties: (1) performing and administering certain of our day-to-day operations; (2) defining investment criteria in our investment policy in cooperation with our Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of our SFR properties performed by our internal and external property managers; (5) analyzing and executing sales of REO properties and residential mortgage loans; (6) overseeing the servicing of our remaining residential mortgage loans; (7) performing asset management duties and (8) performing corporate governance and other management functions, including financial, accounting and tax management services.

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO, defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (depending on the 10-year treasury rate). The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties. We have the flexibility to pay up to 25% of any incentive management fee payment to AAMC in shares of our common stock; and

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

Even though we elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is expected to be conducted through, and a portion of our income is expected to be earned in, one or more taxable REIT subsidiaries (each a “TRS”). In general, a TRS may hold assets and engage in activities that the REIT cannot hold, may choose not to hold to maintain REIT compliance and/or cannot engage in directly. Additionally, a TRS may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our stockholders. Conversely, if we retain earnings at the TRS level, no distribution is required, and we can increase stockholders’ equity of the consolidated entity.

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

Employees

With our acquisition of HavenBrook, we now have direct employees for the first time. As of December 31, 2018, we had 140 full-time employees. None of our personnel are covered by a collective bargaining agreement.

In addition, certain services necessary for our business are provided by individuals who are employees of AAMC and our service providers. Our Manager's employees undertake asset management functions on our behalf that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. Each of our executive officers is an employee, officer or both of AAMC, and they are paid by AAMC. As of December 31, 2018, AAMC had 104 full-time employees, all dedicated to the operation of our business.

AAMC also employs a dedicated General Counsel for our company. Although he is not employed by us, his primary duties are to act as our General Counsel, and he reports to our Board of Directors and Chief Executive Officer. We also direct and approve his compensation and reimburse AAMC for all costs associated with his employment.

Competition

We face competition from various sources for the acquisition of SFR properties. Our competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, we rely upon our management team and their substantial industry expertise. We believe our relationship with AAMC and the terms of the AMA provide us with a competitive advantage and help us assess the investment risks and determine appropriate pricing. We expect our current focus on directly acquiring SFR properties in our preferred market segments will continue to allow us to compete effectively for attractive investment opportunities. Our competitive position is also reliant on the management team and experienced personnel at our newly acquired internal property manager. Our internal property management platform has had a successful track record managing the properties it managed before the HB Acquisition, and we believe this platform has been built for scale and will enable us to capitalize on additional opportunities to enhance our tenants’ experience and improve our operating efficiency for our entire portfolio as it grows. However, there can be no assurance that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

We also face significant competition in the SFR market from other real estate companies, including REITs, investment companies, partnerships and developers. To effectively manage rental yield and occupancy levels, we will rely upon the ability of AAMC's management team and our internal property manager to supervise the renovation, yield management and property management services on our acquired properties. We also believe that our focus on affordable housing provides us with a potential advantage, as we are focused on providing a single-family option to residents who might not be able to afford or qualify for a mortgage, which we believe will result in lower tenant turnover. Despite these factors, some of our competitors' SFR properties may be of better quality, be in more desirable locations or have leasing terms more favorable than we offer. In addition, our ability to compete and meet our return objectives depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective tenants, availability and cost of capital, taxes and governmental regulations. Given the significant competition, complexity of the market, changing financial and economic conditions and evolving single-family tenant demographics and demands, we cannot assure you that we will be successful in acquiring or managing SFR properties that satisfy our return objectives.

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

Governmental Regulations

General

Certain of our properties are subject to the rules of the various Home Owners Associations (“HOAs”) where such properties are located. HOAs are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. HOA rules and regulations typically consist of various restrictions or guidelines regarding use and maintenance of the property. In addition, our properties are subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. We believe that we are in material compliance with such covenants, local laws and regulatory requirements and HOA rules and regulations, and we also require that our tenants agree to comply with such covenants, laws, ordinances and rules in their leases with Front Yard.

Fair Housing Act

The Fair Housing Act (“FHA”) and its state law counterparts and the regulations promulgated by the U.S. Department of Housing and Urban Development (“HUD”) and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We believe that our properties are in substantial compliance with the FHA and other regulations.

Broker Licensure

We affiliate with various brokers to serve in each state in which we operate, and we utilize both a centralized leasing team and third-party leasing agents who work with us to lease our homes. Brokerages are subject to numerous federal, state and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our affiliate brokerages.

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

We commenced operations approximately six years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013, and our historical financial results have been partially attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to our acquisition strategy and evolving market conditions, we have not completed any residential mortgage loan portfolio acquisitions since December 2014, and we do not anticipate further acquisitions of such loans. There can be no assurance, however, that the Company will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

We have experienced significant growth in our rental portfolio and anticipate further growth, which may result in our inability to effectively manage our SFR portfolio, including, but not limited to, delays in renovations, suboptimal tenant underwriting and other operational inefficiencies that could reduce our profitability or damage our reputation. Generally, we expect that our SFR portfolio may grow at an uneven pace, if at all, as opportunities to acquire SFR portfolios on acceptable terms may be irregularly timed and may involve large or small portfolios of SFR properties. The timing and extent of our success in acquiring such assets cannot be predicted due to market conditions, limited financial resources or other constraints.

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

Our success has been, and may continue to be, largely dependent on our ability to use our remaining free capital, raise equity capital and/or obtain debt financing to increase the size of our rental portfolio, manage our existing assets and generate attractive stockholder returns. We require significant financial resources and rely on cost-effective leverage to maintain our obligations under our debt facilities and to continue to acquire portfolios of SFR properties. If we are unable to continue to raise equity capital, leverage our portfolio through financing facilities with optimal costs of debt or if our leverage ratios are too high, our current portfolio and cash from operations may become inadequate to meet our financial obligations.

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

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to our SFR and REO properties; our relatively new internal property management platform and its ability to accommodate our growth; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in our SFR portfolio; our ability to sell our remaining non-rental REO properties and mortgage loans on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

We have leveraged our investments and expect to continue to do so, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our stockholders.

To the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. Our financing agreements generally require us to comply with various financial covenants, including, without limitation, the following:

•	reporting requirements to the agent or lender,

•	minimum adjusted tangible net worth requirements,

•	minimum net asset requirements,

•	limitations on the indebtedness,

•	minimum levels of liquidity, including specified levels of unrestricted cash,

•	limitations on sales and dispositions of properties collateralizing certain of the loan agreements,

•	various restrictions on the use of cash generated by the operations of properties, and

•	a minimum fixed charge coverage ratio.

We expect any future financing arrangements will have similar provisions. In the event that we are unable to satisfy these requirements, we could be forced to sell additional investments at a loss, which could materially and adversely affect us.

Our financing agreements are complex and require a significant level of oversight by management. In part, this is due to the fact that our SFR properties and other assets that collateralize these facilities require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these agreements could materially and adversely impact us. In addition, our outstanding financing agreements contain, and we expect any future financing agreements will contain, events of default, including payment defaults, substantial margin calls, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer and property manager termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of agreements. Because our financing agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase and other financing agreements could materially and adversely affect us.

We have utilized term financing arrangements, loan agreements, repurchase agreements, seller financing arrangements and securitization transactions to finance our portfolio and may in the future utilize other sources of borrowings, including bank credit facilities, warehouse lines of credit and structured financing arrangements, among others, each of which may have similar risks to other financing agreements, including, but not limited to, covenant compliance, events of default, acceleration and margin calls.

The percentage of leverage we employ, which could increase substantially in the future, varies depending on assets in our portfolios, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our governing documents contain no limitation on the amount of debt we may incur. In general, the use of leverage amplifies our results, both positively and negatively. If we do not achieve our targeted results, our return on our investments and cash available for distribution to our stockholders may be reduced, and the cost of our financing could exceed the revenues we generate from our portfolio. Our debt service payments will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

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

Our inability to make interest and/or principal payments on our single-family rental financing arrangements would have a material adverse effect on our results of operations and financial condition.

We have entered into various term financing loans to finance our portfolio of SFR properties. These loans (the “SFR Loans”) are each secured by the membership interests in the applicable subsidiary that owns the underlying properties (each, an “SFR Borrower”) and the properties and other assets held by such SFR Borrower. Upon the occurrence of a default of the payment of principal and/or interest on one or more of the SFR Loans, recourse may generally be had against the assets of the applicable SFR Borrower and the membership interests in such SFR Borrower. The primary security and source of payment for the SFR Loans is the cash flows generated by the properties and the other collateral described in the underlying loan agreements (the “SFR Loan Agreements”). Since revenues from the properties held by the relevant SFR Borrower generally serve as the primary source for monthly payments due on the corresponding SFR Loan, if revenue from the properties is reduced or if expenses incurred in the operation of the properties increase, the ability of such SFR Borrower to make payments with respect to such SFR Loan may be impaired. Similarly, the SFR Loan Agreements require the applicable SFR Borrower to make a balloon payment at the ultimate maturity date of the corresponding SFR Loan. The ability of the relevant SFR Borrower to sell and/or refinance the properties and to make the payment on the maturity date or the equity owner of the SFR Borrower (each a “SFR Equity Owner”), to sell and/or refinance its equity interest in such SFR Borrower to timely perform its guaranty obligations with respect to such maturity date payment, could be impaired by a decline in the value of the collateral properties. If an SFR Borrower is unable to make payments under the applicable SFR Loan or fails to make payment at maturity, the lender would be able to take possession/title to the membership interests of such SFR Borrower and the properties and other assets of such SFR Borrower to satisfy and discharge the corresponding SFR Loan obligations. In such an event, our overall results of operations and financial condition would be materially adversely affected.

Even though the SFR Loans are non-recourse to us and all of our subsidiaries other than the relevant SFR Equity Owner and SFR Borrower, we have agreed to limited bad act indemnification obligations to the lender for the payment of (i) certain losses arising out of certain bad or wrongful acts of the SFR Equity Owners and SFR Borrowers with respect to the SFR Loans and (ii) a portion of the principal amount of the SFR Loans and certain other obligations under the SFR Loan Agreements in the event we cause certain voluntary bankruptcy events of the applicable SFR Equity Owner or SFR Borrower. Any of such liabilities could have a material adverse effect on our results of operations and/or financial condition.

We utilize repurchase agreement financing structures, and such structures expose us to risks that could result in losses to us.

We have leveraged certain of our investments to date through our repurchase agreements. When we enter into any repurchase agreement, we may sell residential properties or securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets, if the lender defaults on its obligation to resell the same assets back to us, we could incur a loss on the transaction. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions or for other reasons. If such counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

We may be unable to integrate HavenBrook’s business successfully and realize anticipated synergies and other expected benefits of the HB Acquisition in the anticipated timeframe or at all.

The HB Acquisition and related transactions involved the combination of companies that previously operated as independent companies. In addition, the MSA Amendment Agreement with ASPS required us to hire certain property management personnel that had been operating the properties previously managed by ASPS. We have devoted and continue to devote significant management attention and resources to the ongoing integration of HavenBrook’s business practices and operations as well as the acquired personnel from ASPS and other new property management personnel hired as we grow. The potential difficulties we may encounter in completing the integration process include, without limitation, the following:

•
the complexities associated with the successful operation of HavenBrook as a property manager, including our inability to effectively perform the property management services at the level and/or the cost that we anticipate or as a result of a failure to allocate sufficient resources to meet our property management needs;

•	the complexities associated with integrating personnel from HavenBrook and ASPS, including retaining key HavenBrook employees and hiring additional property management personnel as we grow;

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

For all these reasons, it is possible that the integration process could result in the distraction of our management or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to maintain relationships with operators, vendors and/or employees or to achieve the anticipated benefits of the HB Acquisition or could otherwise materially and adversely affect our business and financial results.

We have incurred and will continue to incur expenses related to the HB Acquisition, MSA Amendment Agreement with ASPS and the MSR Termination Agreements and will continue to incur substantial expenses in integrating HavenBrook and transitioning property management services from ASPS and MSR.

We incurred substantial expenses in connection with completing the HB Acquisition and will continue to incur substantial expenses as we integrate HavenBrook’s business, operations, staff, networks, systems, technologies, policies and procedures with our business. We also incurred and will continue to incur additional expense related to the transition of property management services performed by ASPS and MSR to our internal property management platform. As of December 31, 2018, ASPS no longer managed any of our SFR properties, and the transition of property management for the remaining SFR properties managed by MSR to HavenBrook is expected to be substantially complete by March 31, 2019. During the integration and property management transition process, certain expenses may be duplicated, and our expenses will increase, particularly if the services provided by MSR are required for a longer period than anticipated. Factors beyond our control could affect the total amount or the timing of our integration and property management transition expenses. Many of the integration and transition expenses that we incur, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the HB Acquisition and the transition of property management from ASPS and MSR could, particularly in the near term, exceed the anticipated cost savings related to the integration of HavenBrook and the internalization of property management service following the HB Acquisition. These savings are not expected to be fully realized until we achieve full integration and complete the property management services transition, which is not expected to occur immediately. If the expenses we incur as a result of the HB Acquisition and the property management transition process are higher than anticipated, our financial results would be adversely affected.

Our failure to effectively perform property management functions through HavenBrook or to effectively manage our expanded portfolio and operations could materially and adversely affect us.

Prior to the HB Acquisition, we had relied on third parties (ASPS and MSR) to provide property management services for the properties in our SFR portfolio. As a result, prior to August 8, 2018, we did not have direct experience operating our own property manager. If our newly acquired property manager is unable to effectively perform property management services at the level and/or the cost that we anticipate or if we fail to allocate sufficient resources to meet our property management needs, it would adversely affect our performance. Through HavenBrook, we will have direct responsibility for the management of a significant proportion of the properties in our SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants for the HavenBrook-managed properties and the ASPS and MSR properties that we have moved to the HavenBrook platform. In addition, we will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates. We do not have experience operating our own property manager, and it is difficult to evaluate our potential future performance.

Our ability to perform the property management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel and the number of our SFR properties that we will manage. For example, following the property management transition anticipated under the MSR Termination Agreements with MSR, the number of properties that HavenBrook managed will almost double. These increases in the number of properties we manage have required us to hire a large number of additional qualified personnel, including the ASPS employees that transitioned to our internal property manager. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization.

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

The transition of properties managed by MSR to the HavenBrook property management platform will present challenges that, if not adequately addressed, may adversely impact us.

Pursuant to the MSR Termination Agreements, we have agreed to transfer of substantially all of our MSR-managed rental properties to the HavenBrook property management platform by March 31, 2019. In addition, it is possible that certain former employees of ASPS may leave after the transition of the ASPS-managed properties, which may adversely affect the performance of such properties after they are transferred to the HavenBrook platform. As such, our failure to efficiently transfer such properties in a timely manner or maintain or improve the property management operations after the transitions are complete may result in increased costs or disruption in the services to our tenants.

We face intense competition for the employment of highly skilled managerial and operational personnel.

Our business plan may require that we employ additional highly skilled managerial and operational personnel, and our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. Competition for such skilled managerial and operational personnel is intense. As additional large real estate investors and property managers enter into and expand their scale within the single-family rental business, we expect to face increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

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

Failure of MSR to effectively perform its obligations under its agreements with us could materially and adversely affect us.

Prior to the HB Acquisition, we had engaged MSR to provide property management services. Pursuant to the MSR Termination Agreements, we have agreed to transfer substantially all of our MSR-managed rental properties to the HavenBrook property management platform by March 31, 2019. If for any reason, prior to the transfer of property management to our internal property management platform, MSR is unable to perform the services described under these agreements at the level and/or the cost that we anticipate or fails to allocate sufficient resources to meet our needs for additional services under these agreements, qualified alternate service providers may not be readily available on a timely basis, on favorable terms or at all, which would adversely affect our performance. The performance of our SFR portfolio will be affected by management decisions relating to the properties, which in turn may be affected by events or circumstances impacting MSR and its affiliates or the financial condition or results of operations of any of the foregoing. In certain circumstances and subject to the restrictions set forth in the property management agreements between MSR and us, MSR has broad discretion with the respect to the management of the properties, including, without limitation, certain renovations, maintenance and certain matters related to leasing, including marketing and selection of tenants. MSR does not have long-term established track records to demonstrate their successful operation over a significant period of time. It is difficult to evaluate potential future performance of MSR and its ability to continue to perform management services effectively or within our existing cost and expense assumptions without the benefit of such established track records.

MSR's ability to perform its obligations under the property management services agreements with us will be affected by various factors, including, among other things, their ability to hire sufficient personnel and retain key personnel, the number of our properties that they manage and the volume of properties under management for their other clients. Increases in the number of properties under management by MSR that it manages away from us may require it to hire additional qualified personnel. No assurance can be made that MSR will be successful in attracting and retaining skilled personnel or in integrating any new personnel into its organization and into its property management structure for our acquired properties. Moreover, as the size of MSR's property management portfolios changes, the resources dedicated to us could decrease or require MSR's personnel to focus on clients other than us. Such a decrease in productivity may adversely affect the management of our properties.

MSR's failure to perform the services under its property management agreements or our inability to retain qualified alternate service providers to replace and/or supplement these services could result in a material adverse effect on us.

We may incur significant costs in renovating our properties or turning vacant properties, and we may underestimate the costs or amount of time necessary to complete restorations or unit turns.

While a substantial portion of the SFR properties we have acquired to date meet our rental specifications at the time of acquisition, properties frequently require additional renovations prior to renting. Before renting a property, a detailed assessment is performed, with an on-site review of the property, to identify the scope of renovation to be completed. Beyond customary repairs, we may undertake improvements designed to optimize the overall property appeal and increase the value of the property. Though we endeavor to conduct property inspections and due diligence prior to acquiring new SFR portfolios, we expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy, poor workmanship and improper oversight by us or MSR. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow our SFR portfolio, which could materially and adversely affect us.

In addition, we anticipate a minimum level of effort will be required to prepare a newly vacant property to be made ready for occupancy by a new tenant, and we are exposed to risks of cost overruns, increases in costs of materials or labor, delays in the completion of work and other factors. If we are unable to perform unit turns efficiently or in a timely manner, we would experience decreased revenue, increased expenses or both.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of SFR property portfolios available for sale. Because we operate in an emerging industry, market conditions may be volatile, and the prices at which portfolios of SFR properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of SFR properties that we may acquire may decline over time, which could materially and adversely affect us and our growth prospects.

Portfolios of properties that we have acquired or may acquire may include properties that do not fit our investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect our operating results.

We have acquired, and expect to continue to acquire, portfolios of SFR properties, many of which are, or will be, subject to existing leases. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not be able to obtain relief under contractual remedies, if any. If we conclude that certain properties acquired as part of a portfolio do not fit our investment criteria, we may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect us.

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

The success of our business model will substantially depend on conditions in the SFR property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including a tightening of credit and increases in interest rates that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit. A decrease in rental rates would have a material adverse effect on the performance of our SFR portfolio or could cause a default of our obligations under one or more financing agreements, and our business, results of operations and financial condition would therefore be materially harmed.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The SFR market is currently significantly larger than in historical periods. We do not expect the favorable trends in the SFR market to continue indefinitely. Eventually, continued strengthening of the U.S. economy and job growth, together with the large supply of foreclosed SFR properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

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

We are contractually obligated to service our remaining residential mortgage loans. In addition, there may be issues and/or claims that arise from time to time related to the servicing of mortgage loans that we have previously sold. We do not have any employees, servicing platforms, licenses or technical resources necessary to service our mortgage loans. Consequently, we have engaged mortgage servicers to service the mortgage loans in our portfolio. If for any reason, our mortgage servicers are unable to service these loans at the level and/or the cost that we anticipate, or if we fail to pay or otherwise default under the servicing agreements and our mortgage servicers cease to act as our servicers, alternate servicers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us. Additionally, if such mortgage servicers improperly serviced or foreclosed on mortgage loans while we had owned the loans, such unforeseen servicing issues could have created liabilities for us that could adversely affect our financial condition or operating results.

Difficulties in selling REO properties and other non-core assets could limit our flexibility and/or harm our liquidity.

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

The growth of our SFR portfolio, at least in the short term, is expected to be partially dependent on our ability to sell non-core assets. If we are unable to sell these assets at optimal prices or on a timely basis, or if the market shifts, creating lower sales prices, our ability to utilize the equity embedded in these assets would be harmed, which would have a material adverse effect on our ability to convert the proceeds of such sales into buying power for the acquisition of SFR properties. Furthermore, a large portion of the sale proceeds of such non-core assets are utilized to purchase the assets off of our repurchase and loan facilities for which the assets are collateral. If a higher than expected portion of the sale consideration must be utilized to repurchase assets off of our facilities, our ability to purchase SFR properties may also be adversely affected, which would slow the growth of our rental portfolio.

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

Contingent or unknown liabilities associated with respect to our prior acquisitions of portfolios of properties could adversely affect our financial condition, cash flows and operating results.

Assets and entities that we have acquired in connection with prior SFR portfolio or operating entity acquisitions may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with prior SFR property or entity acquisitions may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such prior SFR property acquisitions may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not have discovered such restrictions during the acquisition process, and such restrictions may adversely affect our ability to operate such properties as we intend.

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

We may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded, including the remaining unresolved action set forth in “Item 3. Legal Proceedings.” There can be no assurance that any settlement or liabilities in such action or any future lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. While we and our Board of Directors deny the allegations of wrongdoing against us in the remaining unresolved action initiated against us, there can be no assurance as to the ultimate outcome or timing of its resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suit, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of our business, we, through HavenBrook, AAMC, MSR or our mortgage servicer, may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

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

Under various federal, state and local environmental and public health laws, regulations and ordinances, we may be required, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our SFR properties (including in some cases, asbestos-containing construction materials, lead-based paints, contaminants migrating from off-site sources and natural substances such as methane, mold and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for property, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination. These damages and costs may be substantial and may exceed any insurance coverage we may have for such events, which could materially and adversely affect us. The presence of such substances or the failure to properly remediate the contamination may adversely affect our ability to borrow against, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination, which may also adversely affect our ability to borrow against, sell or rent the affected property.

Our properties will be subject to property and other taxes that may increase over time.

We will be responsible for property taxes for our SFR properties when acquired, which may increase as tax rates change and properties are reassessed by taxing authorities. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property, and the property may be subject to a tax sale. Increases in property taxes would also adversely affect our yield from rental properties. Any such occurrence may materially and adversely affect us.

Our concentrations of credit risk could have a material adverse effect on us.

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2018, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause the insolvency of a financial institution at which we hold a material portion of our cash and cash equivalents and restricted cash in excess of amounts subject to FDIC deposit insurance would have a material adverse effect on our financial condition and results of operations.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact the trading value of our securities.

Activist stockholders may publicly advocate for certain governance and strategic changes at our company, and there is no assurance that any such efforts would not be successful or that we would not be subject to additional stockholder activity or demands in the future. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future direction and adversely affect our relationships with key business partners. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

The majority of our executive officers is also an executive officer of AAMC and has interests in our relationship with AAMC that may be different than the interests of our stockholders. As a result, they may have obligations to us and AAMC and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC. In particular, these individuals have a direct interest in the financial success of AAMC that may encourage these individuals to support strategies in furtherance of the financial success of AAMC that could potentially adversely impact us.

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

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause is difficult and costly.

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

Any amendment, renegotiation or termination of the Asset Management Agreement with AAMC may adversely affect certain aspects of our business.

We are currently evaluating potential amendments to the existing asset management agreement with AAMC or the renegotiation of a new asset management agreement to better reflect the evolution of our business. The current asset management agreement with AAMC provides for a base management fee and a conversion fee for properties rented for the first time during a quarter. The current asset management agreement also has a potential incentive management fee structure, which we have not yet been required to pay under the current agreement. Any amendment and/or renegotiation of the asset management agreement may result in a different fee structure or changes to the existing performance criteria, reporting requirements, termination provisions or other material terms. Any such amendment or renegotiation of the asset management agreement would require a negotiation of the terms thereof between our independent directors, in consultation with their independent advisors, and the independent directors of AAMC. Therefore, it is possible that such a negotiation could result in material changes to the existing asset management agreement and that such changes could adversely affect our financial performance, results from operations, competitive position or our ability to change our asset management structure or asset manager, at least in the short term. In addition, attempts to amend or renegotiate the asset management agreement may require the time, expense and efforts of our independent directors and management team, may not be successful or could result in a termination of or the ability of either party to terminate the agreement, which could adversely affect our business.

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of qualified real estate assets, cash, cash items and government securities. In addition, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Except for securities that qualify for purposes of the 75% asset test above and investments in our qualified REIT subsidiaries and our taxable REIT subsidiaries, our investment in the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we may not own more than 10% of the total vote or value of the outstanding securities of any one issuer, except, in the case of the 10% value test, certain “straight debt” securities. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments, potentially at a loss, which could materially and adversely affect us.

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

From time to time, we may be forced to sell properties that do not meet our investment objectives or we may need to sell properties or other assets either because they do not meet our rental portfolio objectives or to satisfy our REIT distribution requirements. In general, to prevent even the appearance of acting as a “dealer,” REITs do not sell residential assets out of the REIT itself. Rather, taxable REIT subsidiaries are utilized for that purpose. Were we to purchase real estate assets with a view toward re-selling them, we could be considered a “dealer” of real estate, which could cause us to fail to meet our REIT requirements or such sales could be considered “prohibited transactions.” Because we have historically purchased large portfolios of mortgage loans with a view toward converting them into rental homes, there may be assets that we have purchased as part of all-or none portfolios that are not acceptable for our portfolio and necessary to sell. Typically, we contribute REO properties that we determine will not meet our rental portfolio criteria to our taxable REIT subsidiary to prevent the sales from being deemed prohibited transactions. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., if we sell a property held by us primarily for sale in the ordinary course of our trade or business), then any gain we recognize from such sale would not disqualify us as a REIT, but such gains would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business; however, there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

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

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We will structure our transaction with any of our TRS entities on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax. Any such additional tax liabilities would have an adverse effect on us.

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

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in our actual or anticipated results of operations, liquidity or financial condition;

•	the announcement of material transactions or the failure to consummate such transactions;

•	changes in, or the failure to meet, our financial estimates or those of securities analysts;

•	the amount and timing of any cash distributions;

•	actions or announcements by our competitors;

•	potential conflicts of interest, or the discontinuance of our strategic relationships, with AAMC and MSR;

•	failure of HavenBrook and MSR to provide effective and cost efficient property management services;

•	actual or anticipated accounting problems;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	regulatory actions;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	future equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;

•	actions by our stockholders;

•	changes to our investment strategy;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the New York Stock Exchange;

•	failure to qualify or maintain our qualification as a REIT;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of AAMC’s, and therefore our, key personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are the offices of our Manager, which is an office space of approximately 5,000 square feet located at 5100 Tamarind Reef, Christiansted, St. Croix, United States Virgin Islands 00820. We also lease office space located in Alabama, Florida, Georgia, Indiana, Minnesota, Tennessee and Texas to support our property management functions. For more information, please see Note 8 to our consolidated financial statements contained in this Annual Report on Form 10-K.

For information concerning our real estate assets, see “Item 1. Business.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2018:

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative stockholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported stockholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's stockholders regarding the Company's relationship and transactions with AAMC, Ocwen Financial Corporation (“Ocwen”) and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's stockholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

In May 2015, two of our purported stockholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action. Subsequently, opposition and reply briefs were filed by the purported stockholders with respect to these motions. On October 7, 2015, the court entered an order granting the motion of Lei Shi to be lead plaintiff and denying the other motion to be lead plaintiff.

On January 23, 2016, the lead plaintiff filed an amended complaint.

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiff filed opposition papers on May 20, 2016, and the defendants filed a reply brief in support of the motion to dismiss the amended complaint on July 11, 2016.

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. On April 21, 2017, the defendants filed their answer and affirmative defenses. Plaintiff filed an opposition to defendants’ motion for reconsideration on May 8, 2017. On May 30, 2017, the Court issued an order that the motion for reconsideration had been denied. Shortly thereafter, discovery commenced.

On October 10, 2018, the lead plaintiff filed a second amended complaint, which added a second lead plaintiff to the case. The allegations and causes of action asserted by the plaintiffs were virtually identical to the prior complaint, except that they added what the plaintiffs claimed was additional detail in support of their allegations.

On December 7, 2018, the defendants moved to dismiss the second amended complaint in its entirety. Plaintiffs filed their opposition to the motion on December 31, 2018, and defendants filed their reply brief on January 24, 2019. On February 21, 2019, Judge Thompson issued an order that granted defendants’ motion and dismissed the second amended complaint in its entirety. On February 26, 2019, the Court granted plaintiffs’ request for leave to file a Third Amended Complaint within 14 days.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close-of-day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2018			2017
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$11.93	$9.70	$0.15	$15.26	$11.11	$0.15
June 30	11.45	9.59	0.15	15.56	12.68	0.15
September 30	12.99	9.33	0.15	13.25	10.78	0.15
December 31	10.86	8.22	0.15	11.94	10.55	0.15

The number of holders of record of our common stock as of February 21, 2019 was 56. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 10 to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2018 is incorporated herein by reference.

During the fiscal year ended December 31, 2018, no equity securities were sold by us that were not registered under the Securities Act of 1933, as amended.

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

During 2018, cash dividends paid on common stock totaled $0.60 per share, or an aggregate of $32.1 million, which includes a dividend of $0.15 per share, or an aggregate of $8.0 million, we declared in December 2017 and paid in January 2018, but excludes the dividend we declared in December 2018 and paid in January 2019 described below. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2018. In addition to dividends of $0.60 per share paid in cash during 2018, we declared a dividend of $0.15 per share, or an aggregate of $8.0 million, in December 2018 that was paid in January 2019.

During 2017, cash dividends paid on common stock totaled $0.60 per share, or an aggregate of $32.2 million, which included a dividend of $0.15 per share, or an aggregate of $8.1 million, we declared in December 2016 and paid in January 2017, but excludes the dividend we declared in December 2017 that was paid in January 2018 described below. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2017. In addition to dividends of $0.60 per share paid in cash during 2017, we declared a dividend of $0.15 per share, or an aggregate of $8.0 million, in December 2017 that was paid in January 2018.

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. At December 31, 2018, we have remaining approximately $48.5 million authorized by our Board of Directors for share repurchases. No repurchases of common stock were made during the quarter ended December 31, 2018. At December 31, 2018, we had repurchased an aggregate total of 3,961,262 shares of common stock since the repurchase plan was authorized in August 2015.

No repurchase plan has expired during the year ended December 31, 2018.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs indices. The stock price performance graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2013 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 31, 2013 to December 31,
Index	2014	2015	2016	2017	2018
Front Yard Residential Corporation	$70.35	$53.41	$51.38	$56.04	$47.73
S&P 500	111.39	110.58	121.13	144.65	135.63
Russell 2000	103.53	97.62	116.63	131.96	115.89
FTSE NAREIT All Equity REITs	128.03	131.64	143.00	155.41	149.12

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

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Total revenue	$183,013	$94,171	$56,758	$248,098	$423,298
Net (loss) income	(130,835)	(185,454)	(228,028)	(46,005)	188,853
(Loss) earnings per basic share	(2.44)	(3.47)	(4.18)	(0.81)	3.36
(Loss) earnings per diluted share	(2.44)	(3.47)	(4.18)	(0.81)	3.34
Dividend per share	0.60	0.60	0.75	1.83	2.03

	As of December 31,
	2018	2017	2016	2015	2014
Total assets	$2,270,251	$1,974,549	$2,284,847	$2,450,773	$2,721,811
Repurchase and loan agreements	1,722,219	1,270,157	1,220,972	763,369	1,013,133
Other secured borrowings	—	—	144,099	502,599	336,698

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

Our strategy is to build long-term stockholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

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

Management Overview

We made substantial progress during the 2018 fiscal year towards our strategic objectives, including the commencement of our internalization of property management, strong growth in our SFR portfolio at targeted yields, continued liquidation of legacy and non-strategic assets and the strengthening of our balance sheet by extending the duration of our financing structures while protecting against rising interest rates.

Internalization of Property Management and Growth of SFR Portfolio

On August 8, 2018, we achieved two significant milestones through our execution of the HB Acquisition. First, we acquired the property management firm HavenBrook, which provides us with an internal property management company that we expect will allow us to provide excellent service to our tenants with an efficient and cost-effective property management platform. Second, we simultaneously acquired the 3,236 homes managed by HavenBrook, bringing our SFR portfolio to approximately 15,000 homes. This acquisition enhanced our presence in existing strategic target markets, including Alabama, Florida, Georgia and Minnesota. The combined purchase price was $485.0 million.

Upon the acquisition of HavenBrook, we commenced the internalization of our property management function, and we expect that substantially all of our SFR assets will be managed on our internal HavenBrook platform by March 31, 2019. On August 8, 2018, we amended our property management service agreement with ASPS to, among other things, move all homes managed by ASPS onto our internal property management platform. The transition of homes away from ASPS was completed in November 2018, and, as of December 31, 2018, ASPS no longer serves as our property manager. On December 7, 2018, we also amended our property management service agreement with MSR to provide for the transition of the SFR properties managed by MSR to our internal property management platform. As of February 21, 2019, we managed 12,868 properties on our internal property management platform.

Continued Liquidation of Non-core Assets

In addition to this transformative transaction, during the year ended December 31, 2018, we continued to liquidate our remaining non-rental REO properties with only 104 such properties remaining at year end, representing a 79% decrease from December 31, 2017. In addition, we continually evaluate the performance of our SFR portfolio and market certain rental properties for sale that do not meet our strategic objectives, and we have identified 797 former rental properties for sale as of December 31, 2018. These property sales allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock, to pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

In addition, on February 8, 2019, we completed the sale of 444 properties that did not meet our investment criteria for an aggregate sales price of $102.9 million to a third party purchaser. In connection with this sale, we expect to recognize a net realized gain of $4.8 million in the first quarter of 2019.

Optimization of Financing in 2018

We have continued our efforts to optimize our financing structure. During 2018, we entered into the following financing and interest rate cap arrangements that we believe better match the long-term nature of our assets than the shorter-term repurchase and loan agreements historically used to finance our portfolios while providing us with protection against rising interest rates.

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

•
In conjunction with the HB Acquisition, Berkadia Commercial Mortgage LLC (“Berkadia”) provided $508.7 million of financing (the “FYR SFR Loan Agreement”) as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) affordable single-family rental pilot program. The FYR SFR Loan Agreement was subsequently purchased by Freddie Mac. The FYR SFR Loan Agreement is non-amortizing, bears interest at a fixed rate of 4.65% and has a 10-year term, maturing September 1, 2028. This financing includes 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders. Approximately 78% of the homes financed pursuant to the FYR SFR Loan Agreement have rents that are considered affordable for families earning at or below 80% of the area median income (“AMI”). Moreover, approximately 93% of the homes are affordable for families earning at or below 100% of AMI. We believe this further reinforces our value proposition as a leading provider of affordable single-family rental housing.

•
On September 4, 2018, we amended and restated our repurchase agreement with Credit Suisse (“CS”) to, among other things, modify the interest rate from the CS cost of funds rate plus a fixed spread of 2.75% to one-month LIBOR plus a fixed spread of 3.00%, resulting in a net lower cost of financing for us.

•
On October 16, 2018, we entered into two interest rate caps to limit the maximum LIBOR rate under two loan agreements with an aggregate outstanding balance of $172.4 million to one-month LIBOR of 2.30%, resulting in a maximum interest rate of 4.40% for each loan.

•
On December 7, 2018, we entered into a loan agreement (the “MS Loan Agreement”) to refinance $489.3 million of borrowings of HOME SFR Borrower, LLC (“HOME Borrower”), including increasing the borrowings against the collateral properties to $505.0 million while reducing the advance rate from 75% to 70%. We believe this increase in funding is indicative of the increases in fair value of our homes that is not represented in the historical cost carrying value. The MS Loan Agreement has a maturity date of December 7, 2023 but can be prepaid without penalty at any time after December 7, 2021. This refinancing also reduced the interest rate from one-month LIBOR plus 3.285% to one-month LIBOR plus 1.80%. In conjunction with our entry into the MS Loan Agreement, we entered into an interest rate cap to limit the maximum LIBOR rate under the MS Loan Agreement to 2.50%, resulting in a maximum interest rate of 4.30%.

These enhancements to our financing arrangements have strengthened our balance sheet by better matching our funding to the long-term nature of our assets while providing us with additional acquisition flexibility with lower cost and protection against rising interest rates.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation and efficient management of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

Observations on Current Market Opportunities

We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We target the moderately priced single-family home market to acquire rental properties, which, in our view, not only provide a safe, comfortable SFR rental opportunity for our residents, but also offer attractive yield opportunities driven by demand from renters for quality.

We believe that our focus on affordable housing provides us with a potential advantage, as we believe this is an underserved market segment that provides us with attractive yield and growth opportunities. In our view, the macroeconomic environment is creating favorable tailwinds for our business. Economic indicators suggest that affordable single-family housing is in short supply, home building is not keeping up with demand and mortgage lending for credit-challenged families remains constrained. We provide an important alternative: affordable rental properties that our residents are proud to call home. By targeting moderately priced, single-family homes, we believe that we can optimize the yield on our investments and capitalize on the sustained growth in affordable single-family rental demand.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
December 31, 2018	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,546	—	13,546	423	13,969
Listed and ready for rent	409	25	434	8	442
Unit turn	428	—	428	18	446
Renovation	—	136	136	2	138
Total rental properties	14,383	161	14,544
Previous rentals identified for sale	—	158	158	188	346
Legacy REO	—	56	56	48	104
	14,383	375	14,758	687	15,445
December 31, 2017
Rental properties:
Leased	10,850	—	10,850	—	10,850
Listed and ready for rent	550	41	591	—	591
Unit turn	320	20	340	—	340
Renovation	—	194	194	—	194
Total rental properties	11,720	255	11,975
Previous rentals identified for sale	—	69	69	40	109
Legacy REO	—	197	197	293	490
	11,720	521	12,241	333	12,574

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At December 31, 2018, 94.2% of our stabilized properties were leased.

Real Estate Acquisitions

On August 8, 2018, we completed the purchase of 3,236 SFR properties and an internal property manager in the HB Acquisition for an aggregate purchase price of $485.0 million.

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

During the years ended December 31, 2018, 2017 and 2016, we acquired 70, 27 and 714 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $8.7 million, $2.7 million and $71.8 million, respectively.

Real Estate Dispositions

During the years ended December 31, 2018, 2017 and 2016, we sold 448, 1,710, and 2,668 REO properties, respectively, and recorded $33.2 million, $76.9 million and $117.6 million, respectively, of net realized gain on sales of real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Beginning count of real estate assets	12,574	10,533	6,516
Acquisitions	3,306	3,492	5,566
Dispositions	(448)	(1,710)	(2,668)
Mortgage loan conversions to REO, net (1)	10	248	1,112
Other additions	3	11	7
Ending count of real estate assets	15,445	12,574	10,533
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Mortgage Loans

As of December 31, 2018, we owned 74 remaining mortgage loans with an aggregate UPB of approximately $21.2 million, an aggregate market value of underlying properties of approximately $26.0 million and a carrying value of $8.1 million.

As of December 31, 2017, we owned 111 mortgage loans with an aggregate UPB of approximately $29.4 million, an aggregate market value of underlying properties of $31.2 million and a carrying value of $11.5 million.

Mortgage Loan Resolutions and Dispositions

The following table summarizes changes in our mortgage loans for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Mortgage Loans
Beginning count of mortgage loans	111	3,474	7,036
Resolutions and dispositions (1)	(27)	(3,115)	(2,450)
Mortgage loan conversions to REO, net (2)	(10)	(248)	(1,112)
Ending count of mortgage loans	74	111	3,474
_____________

(1)	We generally liquidate our mortgage loan assets through sales to third party purchasers, short sales, refinancing or foreclosure sales.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

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

Metrics Affecting Our Consolidated Results

Revenues

Effective January 1, 2018, our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,132 per home for the 13,546 stabilized properties that were leased at December 31, 2018.

Prior to January 1, 2018, our revenues also included gains and losses on real estate and mortgage loans, which consisted of (i) changes in the unrealized gain on mortgage loans, (ii) net realized gains or losses on sales and resolutions of mortgage loans and (iii) net realized gains or losses on sales of real estate.

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

Effective January 1, 2018, we present these three components as a single line outside of revenues in the consolidated statement of operations. In accordance with the SEC’s elimination of Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement, we classify net gain (loss) on real estate and mortgage loans as a component of operating loss.

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

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including costs such as expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance and HOA dues.

ii.
Property management expenses. Property management expenses include certain personnel costs of internal property management employees, fees paid to external property managers and other costs incurred in the oversight and management of our portfolio of homes.

iii.
Depreciation and amortization. Depreciation and amortization is a non-cash expense associated with the ownership of real estate and generally remains consistent over the life of an asset since we depreciate our properties on a straight-line basis. Depreciation and amortization also includes the amortization of our in-place lease intangible assets and lease commissions, which generally are amortized for periods of one year or less. The level of amortization of in-place lease intangible assets will vary depending upon our acquisition activity.

iv.
Acquisition and integration costs. Acquisition and integration costs include expenses associated with acquisitions as well as duplicative or non-recurring costs associated with the internalization of our property management function. We expect the majority of our asset acquisitions will not meet the definition of a business; therefore, we expect that the majority of acquisition costs will be capitalized into the cost basis of such assets.

v.	Impairment. Impairment represents the amount by which we estimate the carrying amount of a property will not be recoverable.

vi.	Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance.

vii.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

i.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued pursuant to our authorized share-based compensation plans.

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

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Acquisitions

Our operating results will be impacted by our ability to identify and execute upon SFR properties and other single-family residential assets. We believe that there is currently a large potential supply of SFR properties available to us for acquisition. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR properties may be irregularly timed and may at times involve large or small portfolios. The timing and extent of our success in acquiring such assets cannot be predicted.

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

Mortgage Loan Resolution Activities

We will continue to liquidate the mortgage loans remaining in our portfolio by employing various loan resolution methodologies, which may include (1) the conversion of a portion of our remaining mortgage loans to performing status (2) management of the foreclosure process and timelines and/or (3) additional sales of mortgage loans to third parties. We expect that certain of our residential mortgage loans will continue to be liquidated as a result of a short sale, foreclosure sales to third parties, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

Results of Operations

The following sets forth discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Rental revenues

Rental revenues increased to $183.0 million for the year ended December 31, 2018 compared to $123.6 million for the year ended December 31, 2017, primarily due to an increase in the average number of rented properties during 2018. The average number of leased properties increased to 12,022 homes for the year ended December 31, 2018 from 8,949 homes for the year ended December 31, 2017.

We expect to generate increasing rental revenues as we continue to acquire, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Residential property operating expenses

We incurred $64.0 million compared to $62.8 million of residential property operating expenses for the year ended December 31, 2018 and 2017, respectively. This increase was primarily due to an increased total number of properties in our real estate portfolio, partially offset by (i) our having fewer non-rental REO properties and (ii) a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. During the year ended December 31, 2018, our average count of properties in our rental portfolio increased to 12,989 properties, including 12,022 average leased properties, compared to 9,992 properties, including 8,949 average leased properties, during the year ended December 31, 2017.

Generally, we expect to incur increasing residential property operating expenses as we acquire more residential properties. However, we expect this increase in expense arising from increased volume of properties to be partially offset by a decrease in the average residential property operating expense per property as the proportionate number of non-rental properties in our portfolio declines. Our residential property operating expenses for rental properties will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for non-rental REO properties and former rental properties identified for sale that are vacant will be dependent primarily on residential property taxes and insurance, property management fees, HOA dues, utilities, property preservation and repairs and maintenance.

Property management expenses

Property management expenses were $13.2 million compared to $9.0 million for the year ended December 31, 2018 and 2017, respectively. This increase is primarily due to growth in our real estate portfolio. Prior to the HB Acquisition, property management expenses included fees paid to third-party property managers and other costs associated with the administration of our SFR portfolio. With the HB Acquisition, we now also include the salaries and benefits of our direct property management employees, auto expenses, a portion of office rent and other property management costs.

Depreciation and amortization

We incurred $81.0 million of depreciation and amortization for the year ended December 31, 2018 compared to $61.6 million for the year ended December 31, 2017. This increase is due primarily to the growth in our rental portfolio. During the year ended December 31, 2018, our average count of properties in our rental portfolio increased to 12,989 properties compared to 9,992 properties during the year ended December 31, 2017. We expect to incur increasing depreciation and amortization as we place more residential properties into service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $9.9 million of lease-in-place intangible asset amortization for the year ended December 31, 2018 compared to $10.1 million for the year ended December 31, 2017.

Acquisition and integration costs

Acquisition and integration costs increased to $33.6 million for year ended December 31, 2018 from $0.8 million for the year ended December 31, 2017. This increase was primarily driven by the HB Acquisition, termination and transition fees associated with amendment of the property management service agreements with ASPS and MSR and costs associated with the integration of the HavenBrook property management platform. In addition, during 2017, the majority of our acquisition and integration costs were capitalized due to our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017.

Impairment

We recognized $12.7 million of valuation impairment on our real estate assets for the year ended December 31, 2018 compared to $38.7 million for the year ended December 31, 2017.

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

In addition, we recognized $1.4 million of mortgage loan selling costs during the year ended December 31, 2017.

Mortgage loan servicing costs

We incurred $1.5 million of mortgage loan servicing costs for the year ended December 31, 2018 compared to $10.7 million for the year ended December 31, 2017. This reduction of servicing costs was primarily due to a reduction of loans requiring servicing following the conversion, sale or other resolution of the substantial majority of our mortgage loan portfolio during 2017. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicer provides servicing for our loans and pays for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we do not expect to recognize significant mortgage loan servicing costs in future periods.

Interest expense

Interest expense related to borrowings under our debt facilities (including amortization of deferred debt issuance costs) increased to $77.0 million for the year ended December 31, 2018 from $59.6 million for the year ended December 31, 2017. This increase was driven primarily by increased average outstanding debt balances during 2018 and increases in the floating rate component of our variable rate debt.

Certain of the interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense decreased to $3.0 million for the year ended December 31, 2018 compared to $4.1 million for the year ended December 31, 2017. Prior to the second quarter of 2018, our share-based compensation awarded to employees of AAMC fluctuated with changes in the market value of our common stock, among other factors. In the second quarter of 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07: Compensation -

Stock Compensation (Topic 718), which we adopted on April 1, 2018. This adoption resulted in (i) the fair value of share-based compensation awards granted to management of AAMC prior to April 1, 2018 being fixed at the transition date fair value and (ii) the fair value of awards granted subsequent to April 1, 2018 to be measured at the grant date fair value, thus eliminating periodic fluctuations of share-based compensation expense that previously arose from changes in our common stock price.

General and administrative expenses

General and administrative expenses were $13.8 million and $11.0 million for the years ended December 31, 2018 and 2017, respectively. This increase is primarily driven by expenses related to certain back-office employees internalized as part of the HB Acquisition, partially offset by decreased legal costs.

Management fees

Pursuant to the current AMA, we incurred base management fees of $14.6 million for the year ended December 31, 2018 compared to $16.0 million for the year ended December 31, 2017. The decrease in base management fees is primarily driven by reductions in our average invested capital during 2018 (as defined in the AMA).

We incurred conversion fees to AAMC of $0.2 million for the year ended December 31, 2018 compared to $1.3 million for the year ended December 31, 2017. We expect the conversion fees to fluctuate dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter. We also expect the amount of conversion fees we pay in the future to be insignificant as our portfolios of mortgage loans and REO properties are liquidated.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the periods indicated ($ in thousands):

	Year ended December 31,
	2018	2017
Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$2,344	$15,067
Change in fair value, net	313	1,514
Reclassification to realized gain or loss	(35,041)	(207,437)
Total change in unrealized gain on mortgage loans	(32,384)	(190,856)
Net realized (loss) gain on mortgage loans	(938)	84,024
Net realized gain on sales of real estate	33,177	76,913
Net loss on real estate and mortgage loans	$(145)	$(29,919)

Change in unrealized gain on mortgage loans

Change in unrealized gain on mortgage loans was $(32.4) million for the year ended December 31, 2018 compared to $(190.9) million for the year ended December 31, 2017. This was primarily due to the reclassification of unrealized gains to net realized gains on the resolution or sale of mortgage loans and disposition of REOs, fewer REO conversions and lower accretion from the significant decrease in our total mortgage loan portfolio from ongoing sales and resolutions.

Prior to 2018, we had sold or resolved the substantial majority of our mortgage loan portfolio, and, as of December 31, 2018, we had 74 mortgage loans remaining in our portfolio. The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience losses on our remaining mortgage loans in future periods.

Net realized (loss) gain on mortgage loans

The decrease in net realized (loss) gain on mortgage loans was primarily driven by a decline in the number of mortgage loans resolved or sold during 2018, which declined to 27 resolutions from 3,115 loans resolved or sold during the years ended December 31, 2018 and 2017, respectively. Due to the divestiture of the substantial majority of our mortgage loans during 2017, we do not expect to recognize significant realized gains or losses on mortgage loans in future periods.

Net realized gain on sales of real estate

The decrease in net realized gains on sales of real estate was principally due to realized gains recognized on reduced dispositions of 448 properties during 2018 compared to 1,710 properties during 2017. As our portfolio of non-rental REO properties declines, we expect to recognize lower realized gains on sales of real estate.

Casualty losses and insurance recoveries

Casualty losses and insurance recoveries declined to $0.6 million and $0.6 million, respectively, during the year ended December 31, 2018 from $6.0 million and $3.3 million, respectively, during the year ended December 31, 2017.

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. For the year ended December 31, 2017, our consolidated statement of operations reflects an estimated total net loss of $2.7 million for the properties affected by the hurricanes, which includes estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million as a result of these hurricanes. During the year ended December 31, 2018, we reversed $1.0 million of these estimated casualty losses as we completed property inspections and finalized repair work orders.

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

As of December 31, 2017, we had 111 mortgage loans remaining in our portfolio.

Net realized gain on mortgage loans

Net realized gain on mortgage loans decreased to $84.0 million for the year ended December 31, 2017 from $86.0 million for the year ended December 31, 2016. This decrease was primarily driven by a decline in the number of mortgage loans resolved during 2017, which declined to 133 resolutions from 475 resolutions during the years ended December 31, 2017 and 2016, respectively, primarily from short sales, foreclosure sales and other liquidation events. This decline was partially offset by net realized gains on increased loans sales during 2017, which increased to 2,982 mortgage loans sold from 1,975 mortgage loans sold during the years ended December 31, 2017 and 2016, respectively.

Net realized gain on sales of real estate
Net realized gains on sales of real estate decreased to $76.9 million for the year ended December 31, 2017 from $117.6 million for the year ended December 31, 2016. This decrease was principally due to realized gains recognized on reduced dispositions of 1,710 REO properties during 2017 compared to 2,668 properties during 2016.

Residential property operating expenses
We incurred $62.8 million compared to $66.5 million of residential property operating expenses for the year ended December 31, 2017 and 2016, respectively. This decrease was primarily driven by a higher proportion of our properties being leased properties, which were generally less costly to operate because the tenant is responsible for certain ongoing expenses. This increase was partially offset by an increased total number of properties in our real estate portfolio. At December 31, 2017, we had 12,574 properties, of which 10,850 were leased, compared to 10,533 properties, of which 7,293 were leased, at December 31, 2016.

Property management expenses

Property management expenses were $9.0 million compared to $3.7 million for the year ended December 31, 2017 and 2016, respectively. This increase was primarily due to growth in our real estate portfolio.

Depreciation and amortization
We incurred $61.6 million of depreciation and amortization for the year ended December 31, 2017 compared to $27.0 million for the year ended December 31, 2016 due primarily to the growth in our rental portfolio. At December 31, 2017, our residential rental portfolio increased to 11,975 properties compared to 8,603 properties at December 31, 2016.

We recognized $10.1 million of lease-in-place intangible asset amortization for the year ended December 31, 2017 compared to $5.6 million for the year ended December 31, 2016.

Acquisition and integration costs

Acquisition and integration costs decreased to $0.8 million for year ended December 31, 2017 from $9.3 million for the year ended December 31, 2016. This decrease was primarily due to the capitalization of acquisition costs during 2017 as a result of our adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017, which resulted in the majority of our SFR property acquisitions being excluded from the definition of a business and, therefore, our capitalization of costs to acquire such properties.

Impairment
We recognized $38.7 million of valuation impairment on our real estate assets for the year ended December 31, 2017 compared to $56.4 million for the year ended December 31, 2016. The majority of the valuation impairments we realized related to our real estate assets held for sale.

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

Management fees
Pursuant to the AMA, we incurred base management fees of $16.0 million for the year ended December 31, 2017 compared to $17.3 million for the year ended December 31, 2016. The decrease in base management fees was primarily driven by reductions in our average invested capital (as defined in the AMA) during 2017, partially offset by increases in the base management fee percentage under the AMA due to the increase in the number of Rental Properties in our portfolio to more than 4,500 homes.

We incurred conversion fees to AAMC of $1.3 million for the year ended December 31, 2017 compared to $1.8 million for the year ended December 31, 2016.

Casualty losses and insurance recoveries

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $44.2 million compared to $113.7 million as of December 31, 2017. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and to make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2018 and 2017 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020	(1)	1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019	(2)	1-month LIBOR + 2.10%	(3)	89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219

December 31, 2017
CS Repurchase Agreement	11/16/2018		CS cost of funds + 2.75%		$189,173	$350,000	$160,827	$281,722
Nomura Loan Agreement	4/5/2018		1-month LIBOR + 3.25%		102,785	250,000	147,215	169,521
MSR Loan Agreement	11/9/2018		1-month LIBOR + 3.285%		489,259	489,259	—	622,065
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	103,324
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	114,698
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	149,698
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	150,718
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	116,250
					1,282,428	$1,590,470	$308,042	$1,707,996
Less: unamortized loan discounts					(6,158)
Less: deferred debt issuance costs					(6,113)
					$1,270,157
_____________

(1)	Represents initial maturity date. Does not include a potential additional one-year extension to April 5, 2021.

(2)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(3)	The interest rate is capped at 4.40% under an interest rate cap derivative.

(4)	The interest rate is capped at 4.30% under an interest rate cap derivative.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of December 31, 2018, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, of which $150.0 million is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

The Nomura Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura Loan Agreement and the liquidation by Nomura of the SFR and REO properties then subject thereto. The Nomura Loan Agreement is fully guaranteed by us.

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

•
In connection with the seller financing related to the HOME SFR Transaction, we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC, as agent. On December 7, 2018, the MSR Loan Agreement was repaid in full by a portion of the proceeds of the MS Loan Agreement described below. In connection with the repayment of the MSR Loan Agreement, we recognized a loss on extinguishment of $1.7 million, which includes the write-off of $1.1 million of unamortized deferred financing costs and $0.6 million of excess interest payments.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement.

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into the two separate loan agreements with entities sponsored by Amherst (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements were acquired by MetLife on November 29, 2017.

Under the terms of the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower II, HOME Borrower III, HOME Borrower IV and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders.

Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower II, HOME Borrower III or HOME Borrower IV under their respective loan agreements in connection with the secured collateral. Even though the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

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

The Term Loan Agreement includes customary events of default, the occurrence of which would allow the lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly-owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders. The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests in FYR SFR Borrower and mortgages on the collateral properties.

MS Loan Agreement

On December 7, 2018, HOME Borrower entered into a loan agreement (the “MS Loan Agreement”) among HOME Borrower, as borrower; Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan, as lenders; Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent; and Wells Fargo Bank, N.A., as paying agent and calculation agent. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties.

Compliance with covenants

Our repurchase and loan agreements require us and certain of our subsidiaries to maintain various financial and other covenants customary to these types of indebtedness. The covenants of each facility may include, without limitation, the following:

•	reporting requirements to the agent or lender,

•	minimum adjusted tangible net worth requirements,

•	minimum net asset requirements,

•	limitations on the indebtedness,

•	minimum levels of liquidity, including specified levels of unrestricted cash,

•	limitations on sales and dispositions of properties collateralizing certain of the loan agreements,

•	various restrictions on the use of cash generated by the operations of properties, and

•	a minimum fixed charge coverage ratio.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements.

Counterparty risk

We monitor our lending partners’ ability to perform under the repurchase and loan agreements, including the obligation of lenders under repurchase agreements to resell the same assets back to us at the end of the term of the transaction, and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Advance rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 56.8% of estimated fair value at December 31, 2018. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash. See Note 7 to our consolidated financial statements for additional information regarding our repurchase and loan agreements.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut ranges from 10% to 25%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. As of December 31, 2018, the weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement was 11.1% of the estimated fair value (based on BPOs) of such assets. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The increase in amounts outstanding under our repurchase and loan agreements from December 31, 2017 to December 31, 2018 is primarily due to new borrowings in conjunction with the FYR SFR Loan Agreement and the MS Loan Agreement, partially offset by reductions of our other repurchase and loan agreements upon the liquidation of REO properties or mortgage loans.

The following table sets forth data with respect to our repurchase and loan agreements as of and for the years ended as indicated ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance outstanding at end of period	$1,739,048	$1,282,428	$1,226,972
Maximum month-end balance outstanding during the period	1,739,048	1,316,240	1,233,187
Weighted average balance	1,444,816	1,157,532	887,392
Amount of available funding at end of period	275,849	308,042	112,287

Amendments to the MSA with ASPS

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and ASPS entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between ASPS and us, dated December 21, 2012, under which ASPS was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the properties acquired in the HOME SFR Transaction and the HOME Flow Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a significant liquidation fee to ASPS in certain circumstances. On August 8, 2018, the Amendment and Waiver Agreement was superseded by the MSA Amendment Agreement, as described below.

In connection with the HB Acquisition, on August 8, 2018, we and ASPS entered into an amendment (the “MSA Amendment Agreement”) to the MSA. Under the terms of the MSA Amendment Agreement, the exclusivity provisions with respect to the renovation and property management provisions have been terminated in order to allow us to internalize the property management function related to the rental properties managed by ASPS. Following a transition that was completed during the fourth quarter of 2018 (the “Transition Period”), the MSA terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, ASPS agreed to continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to certain of our remaining non-rental legacy assets until such properties are sold.

In exchange for the termination of the previous management contract detailed by the above-described amendments, including the termination of the exclusivity provision of the MSA, we agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023. We recognized the entire $18.0 million termination fee as an expense during the year ended December 31, 2018, which is included in acquisition and integration costs in our consolidated statement of operations.

Amendment to the Property Management Services Agreements with MSR

On December 7, 2018, concurrently with the entry into the MS Loan Agreement, we entered into an amendment (the “PMA Amendment”) to its property management services agreement dated September 30, 2016 (the “PMA”) with MSR. The PMA Amendment provides for the orderly transition of property management for the MSR-managed properties to our internal property management platform and the termination of the PMA. Pursuant to the PMA Amendment, we will continue to pay the costs and fees under the PMA associated with the property management services provided by MSR and will pay an aggregate amount of $5.3 million to MSR, which we recognized in acquisition and integration costs in our consolidated statement of operations for the year ended December 31, 2018. It is anticipated that the transition of property management for these properties from MSR to our internal property management platform will be substantially completed by March 31, 2019.

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

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(35,930)	$(48,151)	$(113,133)
Net cash (used in) provided by investing activities	(429,553)	621,206	567,528
Net cash provided by (used in) financing activities	385,155	(540,790)	(462,440)
Total cash flows	$(80,328)	$32,265	$(8,045)

Net cash used in operating activities for the years ended December 31, 2018, 2017 and 2016 consisted primarily of residential property operating expenses, property management expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees and management fees to AAMC, partially offset by rent payments received from tenants and net changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2018 consisted primarily of cash used in the HB Acquisition and renovations of rental properties, partially offset by proceeds from mortgage loan and real estate dispositions. Net cash provided by investing activities for the years ended December 31, 2017 and 2016 consisted primarily of proceeds from mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties.

Net cash provided by financing activities for the year ended December 31, 2018 consisted primarily of net proceeds of repurchase and loan agreements associated with the HB Acquisition, partially offset by payment of dividends and purchases of interest rate cap derivatives. Net cash used in financing activities for the year ended December 31, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the seller financing arrangements related to the HOME Flow Transaction), repayments of the notes issued by the ARLP 2015-1 securitization trusts, payment of dividends and repurchases of common stock. Net cash used in financing activities for the year ended December 31, 2016 consisted primarily of repayments of the notes issued by two former securitization trusts, net repayments of repurchase and loan agreements (excluding the seller financing arrangement related to the HOME SFR Transaction), repurchases of common stock and the payment of dividends.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018 or 2017.

Contractual Obligations

The following table sets forth a summary regarding (i) future lease payments related to leases on our property management offices and automobiles and (ii) our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations, including current interest rates, at December 31, 2018 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Operating leases	$2,649	$1,310	$1,339	$—	$—
Borrowings (1)	1,739,048	193,654	30,497	1,006,197	508,700
Interest (2)	433,421	78,456	137,010	105,924	112,031
	$2,175,118	$273,420	$168,846	$1,112,121	$620,731
_____________

(1)	Maturities include applicable extensions.

(2)	Assumes interest rates as of December 31, 2018 remain in effect for the remaining term of the borrowings. Actual payments could vary.

The table above does not include amounts due under the AMA as those obligations do not have fixed and determinable payments.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2018 or 2017.

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

We consider our critical accounting judgments to be those used in the determination of the reported amounts and disclosure related to the following:

Income taxes

We elected REIT status upon the filing of our 2013 income tax return. We believe that we have complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. As a REIT, we believe that we will not be subject to federal income tax on the portion of our REIT taxable income that was distributed to our stockholders for such years, nor do we expect to be taxed on future distributions of REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

Our taxable REIT subsidiaries (each a “TRS”) are utilized to enter into transactions that do not qualify as REIT activities and are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment may be required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans, at fair value

At December 31, 2018, we hold a small portfolio of mortgage loans. We anticipate to resolve, sell or otherwise liquidate this portfolio through our ongoing resolution activities, which may include short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

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

We generally estimate the fair value of real estate assets by using BPOs, and, for real estate assets held for sale, we also consider the expected selling price, which may be based on the current listing price of the property. In some instances, appraisal information may be available and is used in addition to BPOs. We engage third party vendors to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The primary market risks that we are currently exposed to are real estate risk and interest rate risk. A substantial portion of our investments are, and we expect will continue to be, comprised of SFR properties. The primary driver of the value of this asset class is the fair value of the underlying real estate.

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

To date, we have not hedged the risk associated with the residential mortgage loans in our portfolio. However, we have undertaken and may continue to undertake risk mitigation activities with respect to our debt financing interest rate obligations. A portion of our debt financing is, and will likely continue to be, based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. A significantly rising interest rate environment could have an adverse effect on the cost of such financing. To mitigate this risk, we have used, and may continue to use, derivative financial instruments such as interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

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

We have entered into multiple interest rate caps in order to manage the economic risk of increases in the floating rate portion of our variable rate debt. We will be reimbursed by the counterparties of the interest rate caps to the extent that the one-month LIBOR exceeds the applicable strike rate based on the scheduled notional amount. We are also exposed to counterparty risk should any of the counterparties fail to meet their obligations under the terms of the agreement.

We currently borrow funds on our repurchase and loan facilities at variable rates. At December 31, 2018, we had $224.2 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $901.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase by $2.2 million or decrease by $8.5 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Pursuant to the approval of the Audit Committee of the Board of Directors (the “Audit Committee”), on May 19, 2017, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm, and engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm beginning with the fiscal year ending December 31, 2017. The decision to dismiss Deloitte and engage EY was made as a result of a competitive bidding process to determine the Company’s independent registered public accounting firm beginning with the fiscal year ending December 31, 2017.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

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

SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of HavenBrook with respect to the RHA Acquired Properties. Accordingly, we have excluded such processes performed by HavenBrook from our assessment of internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on Internal Control over Financial Reporting
We have audited Front Yard Residential Corporation’s (formerly known as Altisource Residential Corporation) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Front Yard Residential Corporation (the Company) management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HavenBrook, which is included in the 2018 consolidated financial statements of the Company and constituted 21% and 16%of total and net assets, respectively, as of December 31, 2018 and 11% and 8%of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HavenBrook.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Front Yard Residential Corporation as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended,, and the related notes and financial schedules listed in the index 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2019

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders ( the “2019 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2018. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.”

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

2.7
Purchase Agreement, dated as of August 8, 2018, by and among FYR SFR Purchaser, LLC, RHA 1 Inc., RHA 2 Inc., RHA 3 Inc., HavenBrook Partners, LLC, Rental Home Associates LLC and each of the unitholders of HavenBrook Partners, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on August 9, 2018).

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

10.11
Second Amended and Restated Loan and Security Agreement, dated as of April 5, 2018, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC, ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC, ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC, ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC, ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC, ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC, ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC and ARLP REO 400, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 400, LLC and TRS Series of ARLP REO 400, LLC and ARLP REO 500, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 500, LLC and TRS Series of ARLP REO 500, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party to the Agreement under a Joinder Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2018).

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

10.26
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

10.29
Loan Agreement (Tranche 3B), dated November 29, 2017, among Home SFR Borrower IV, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on December 5, 2017).

10.30
Omnibus Amendment to Master Services Agreement, Waiver Agreement, Services Letter and Fee Letter, dated as of the August 8, 2018, by and between Front Yard Residential Corporation f/k/a/ Altisource Residential Corporation and Altisource S.à r.l., as successor in interest to Altisource Solutions S.à r.l. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 9, 2018).

10.31
Loan Agreement, dated as of August 8, 2018, by and between FYR SFR Borrower, LLC, as Borrower, and Berkadia Commercial Mortgage LLC, as Lender (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on August 9, 2018).

10.32
Loan Agreement, dated as of December 7, 2018, by and among Home SFR Borrower, LLC, as Borrower, and Morgan Stanley Bank, N.A. and the other lenders from time to time party hereto, as Lenders, Morgan Stanley Mortgage Capital Holdings, LLC , as Administrative Agent and Wells Fargo Bank, N.A., as paying agent and calculation agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2018).

10.33
Amendment to Property Management Services Agreement, dated as of December 7, 2018, by and between Main Street Renewal LLC and HOME SFR Borrower, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 13, 2018).

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

Front Yard Residential Corporation
February 27, 2019	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
February 27, 2019	By:	/s/ Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Rochelle R. Dobbs	Chair of the Board of Directors	February 27, 2019
Rochelle R. Dobbs
/s/ Michael A. Eruzione	Director	February 27, 2019
Michael A. Eruzione
/s/ Wade J. Henderson	Director	February 27, 2019
Wade J. Henderson
/s/ George W. McDowell	Director	February 27, 2019
George W. McDowell
/s/ David B. Reiner	Director	February 27, 2019
David B. Reiner
/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Robin N. Lowe

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Front Yard Residential Corporation (formerly known as Altisource Residential Corporation) (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Front Yard Residential Corporation at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 2017.
Atlanta, Georgia
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Front Yard Residential Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Front Yard Residential Corporation and subsidiaries (the "Company") for the year ended December 31, 2016. Our audit of the consolidated financial statements referred to in our aforementioned report also include the 2016 information contained in the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Front Yard Residential Corporation and subsidiaries for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 9 of the consolidated financial statements, the Company is reliant upon Altisource Asset Management Corporation, a related party.

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 1, 2017 (March 1, 2018 as to the effects of the adjustment to retrospectively apply the change in accounting described in Note 1)

Front Yard Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets:
Real estate held for use:
Land	$395,532	$322,062
Rental residential properties	1,667,939	1,381,110
Real estate owned	40,496	64,036
Total real estate held for use	2,103,967	1,767,208
Less: accumulated depreciation	(137,881)	(73,655)
Total real estate held for use, net	1,966,086	1,693,553
Real estate assets held for sale	146,921	75,718
Mortgage loans at fair value	8,072	11,477
Cash and cash equivalents	44,186	113,666
Restricted cash	36,974	47,822
Accounts receivable, net	11,591	19,555
Goodwill	13,376	—
Prepaid expenses and other assets	43,045	12,758
Total assets	$2,270,251	$1,974,549
Liabilities:
Repurchase and loan agreements	$1,722,219	$1,270,157
Accounts payable and accrued liabilities	72,672	55,639
Payable to AAMC	3,968	4,151
Total liabilities	1,798,859	1,329,947

Commitments and contingencies (Note 8)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,630,204 and 53,447,950 shares issued and outstanding as of December 31, 2018 and 2017, respectively	536	534
Additional paid-in capital	1,184,132	1,181,327
Accumulated deficit	(700,623)	(537,259)
Accumulated other comprehensive loss	(12,653)	—
Total equity	471,392	644,602
Total liabilities and equity	$2,270,251	$1,974,549

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental revenues	$183,013	$123,597	$48,563
Change in unrealized gain on mortgage loans	—	(190,856)	(195,909)
Net realized gain on mortgage loans	—	84,024	85,990
Net realized gain on sales of real estate	—	76,913	117,617
Interest income	—	493	497
Total revenues	183,013	94,171	56,758
Expenses:
Residential property operating expenses	63,987	62,759	66,466
Property management expenses	13,189	8,982	3,701
Depreciation and amortization	80,961	61,601	27,027
Acquisition and integration costs	33,607	778	9,339
Impairment	12,734	40,108	57,913
Mortgage loan servicing costs	1,521	10,683	34,595
Interest expense	77,035	59,582	53,868
Share-based compensation	3,024	4,139	1,287
General and administrative	13,817	10,994	10,556
Management fees to AAMC	14,743	17,301	19,175
Total expenses	314,618	276,927	283,927
Net loss on real estate and mortgage loans	(145)	—	—
Operating loss	(131,750)	(182,756)	(227,169)
Casualty losses, net	(552)	(6,021)	—
Insurance recoveries	588	3,349	—
Other income (expense)	925	—	(750)
Loss before income taxes	(130,789)	(185,428)	(227,919)
Income tax expense	46	26	109
Net loss	$(130,835)	$(185,454)	$(228,028)

Loss per share of common stock – basic:
Loss per basic share	$(2.44)	$(3.47)	$(4.18)
Weighted average common stock outstanding – basic	53,552,109	53,493,523	54,490,979
Loss per share of common stock – diluted:
Loss per diluted share	$(2.44)	$(3.47)	$(4.18)
Weighted average common stock outstanding – diluted	53,552,109	53,493,523	54,490,979

Dividends declared per common share	$0.60	$0.60	$0.75

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(130,835)	$(185,454)	$(228,028)

Other comprehensive loss:
Change in fair value of interest rate caps	(13,028)	—	—
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	375	—	—
Net other comprehensive loss	(12,653)	—	—

Comprehensive loss	$(143,488)	$(185,454)	$(228,028)

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2015	55,581,005	$556	$1,202,418	$(50,617)	$—	$1,152,357
Issuance of common stock, including stock option exercises	44,995	1	58	—	—	59
Repurchases of common stock	(1,958,369)	(20)	(21,518)	—	—	(21,538)
Dividends on common stock ($0.75 per share)	—	—	—	(41,069)	—	(41,069)
Share-based compensation	—	—	1,287	—	—	1,287
Net loss	—	—	—	(228,028)	—	(228,028)
December 31, 2016	53,667,631	537	1,182,245	(319,714)	—	863,068
Issuance of common stock, including stock option exercises	150,613	1	104	—	—	105
Repurchases of common stock	(370,294)	(4)	(5,161)	—	—	(5,165)
Dividends on common stock ($0.60 per share)	—	—	—	(32,091)	—	(32,091)
Share-based compensation	—	—	4,139	—	—	4,139
Net loss	—	—	—	(185,454)	—	(185,454)
December 31, 2017	53,447,950	534	1,181,327	(537,259)	—	644,602
Issuance of common stock, including stock option exercises	212,219	2	106	—	—	108
Repurchases of common stock	(29,965)	—	(325)	—	—	(325)
Dividends on common stock ($0.60 per share)	—	—	—	(32,529)	—	(32,529)
Share-based compensation	—	—	3,024	—	—	3,024
Change in fair value of cash flow hedging derivatives	—	—	—	—	(12,653)	(12,653)
Net loss	—	—	—	(130,835)	—	(130,835)
December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(130,835)	$(185,454)	$(228,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in unrealized gain on mortgage loans	32,384	190,856	195,909
Net realized loss (gain) on mortgage loans	938	(84,024)	(85,990)
Net realized gain on sales of real estate	(33,177)	(76,913)	(117,617)
Depreciation and amortization	80,961	61,601	27,027
Impairment	12,734	40,108	57,913
Accretion of interest on re-performing mortgage loans	—	—	(142)
Share-based compensation	3,024	4,139	1,287
Amortization of deferred financing costs and loan discounts	6,099	7,443	12,519
Casualty losses, net	552	6,021	—
Insurance recoveries	(588)	(3,349)	—
Change in fair value of interest rate cap derivatives in profit or loss	1,311	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,498	(2,024)	1,650
Receivable from AAMC	—	—	2,180
Prepaid expenses and other assets	(24,380)	(4,875)	(4,530)
Accounts payable and accrued liabilities	12,732	(565)	19,423
Payable to AAMC	(183)	(1,115)	5,266
Net cash used in operating activities	(35,930)	(48,151)	(113,133)
Investing activities:
Investment in real estate	(475,760)	(135,101)	(299,556)
Investment in renovations	(32,790)	(38,067)	(53,394)
Investment in HavenBrook	(11,399)	—	—
Payment of real estate tax advances	(283)	(4,233)	(23,479)
Proceeds from mortgage loan resolutions and dispositions	6,045	527,195	543,099
Receipt of mortgage loan payments	307	7,238	22,870
Proceeds from dispositions of real estate	81,739	264,174	378,043
Proceeds of casualty insurance	2,588	—	—
Investment in derivative financial instrument	—	—	(55)
Net cash (used in) provided by investing activities	(429,553)	621,206	567,528
Financing activities:
Proceeds from exercise of stock options	108	243	83
Payment of tax withholdings on share-based compensation plan awards	—	(138)	(24)
Repurchase of common stock	(325)	(5,165)	(21,538)
Dividends on common stock	(32,261)	(32,162)	(38,286)
Repayments of other secured debt	—	(144,971)	(361,544)
Proceeds from repurchase and loan agreements	1,116,000	112,317	793,392
Repayments of repurchase and loan agreements	(659,381)	(462,808)	(823,192)
Payment of deferred financing costs and loan discounts	(10,656)	(8,106)	(11,331)
Premium paid for interest rate cap derivatives	(28,330)	—	—
Net cash provided by (used in) financing activities	385,155	(540,790)	(462,440)
Net change in cash, cash equivalents and restricted cash	(80,328)	32,265	(8,045)
Cash, cash equivalents and restricted cash as of beginning of the period	161,488	129,223	137,268
Cash, cash equivalents and restricted cash as of end of the period	$81,160	$161,488	$129,223

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$69,628	$52,885	$39,838
Income taxes	58	28	180

Non-cash investing and financing activities:
Seller financing of assets acquired	$—	$401,211	$489,259
Transfer of mortgage loans to real estate owned, net	4,935	40,436	206,987
Transfer of mortgage loans at fair value to mortgage loans held for sale	—	451,317	195,461
Change in accrued capital expenditures	526	2,245	(3,212)
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	(333)	(6,152)	(4,945)
Changes in receivables from real estate owned dispositions	(2,341)	(13,456)	(4,377)
Change in other comprehensive loss from cash flow hedges	(12,653)	—	—
Dividends declared but not paid	8,541	8,275	8,341

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Notes to Consolidated Financial Statements
December 31, 2018

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

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. In 2015, we commenced the disposition of mortgage loans and real estate owned (“REO”) properties that we had previously acquired in order to create additional liquidity and purchasing power to continue building our rental portfolio. As of December 31, 2018, we had disposed of the substantial majority of our remaining mortgage loan portfolio and REO properties (those properties foreclosed upon but that do not meet our criteria as rental properties and intended to be sold) and had increased our rental portfolio to approximately 15,000 homes.

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook” or our “internal property manager”), a full-service property management company and a Delaware limited liability company, as well as the 3,236 homes managed by HavenBrook (the “RHA Acquired Properties”). The acquisition of HavenBrook provides us with an internal property manager and an efficient, scalable property management platform that is designed to provide tenants with excellent service and, as we continue to grow, to allow us to benefit from economies of scale that will enhance long-term stockholder value. We refer to this transaction as the “HB Acquisition.” Prior to the HB Acquisition, we relied exclusively on two external property management vendors, Main Street Renewal, LLC (“MSR”) and Altisource S.à r.l. (“ASPS”), to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of certain of our SFR properties.

Upon the acquisition of HavenBrook, we commenced the internalization of our property management function, and we expect that substantially all of our single-family rental assets will be managed by HavenBrook by March 31, 2019. On August 8, 2018, we amended our property management service agreement with ASPS to, among other things, move all homes managed by ASPS onto our internal property management platform. The transition of homes away from ASPS was completed in November 2018, and, as of December 31, 2018, ASPS no longer serves as our property manager. On December 7, 2018, we also amended our property management service agreements with MSR (the “MSR Termination Agreements”) to provide for the transition of the SFR properties managed by MSR to our internal property management platform.

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

In addition to our internal property manager, we have a contract with MSR to provide, among other things, leasing and lease management, operations, maintenance, repair and property management in respect of a portion of our SFR portfolio until such properties are transitioned onto our internal property management platform. We have also engaged third-party service providers to service the mortgage loans and to manage certain REO properties remaining in our portfolio. If the service providers under these agreements are unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could have a material adverse effect on us.

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

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to separately present property managements expenses, which had previously been reported as a component of residential property operating expenses in the consolidated statements of operations.

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

Recently issued accounting standards

Adoption of recent accounting standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The revised guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. Our early adoption of this standard on December 31, 2018 did not have a significant effect on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2018-07 expand the scope of the employee share-based payments guidance to include share-based payments issued to non-employees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards to non-employees. This ASU is effective for fiscal years after December 15, 2018, including interim periods within that fiscal year. The Company has adopted the provisions of ASU 2018-07 effective April 1, 2018. Upon adoption, the fair value of the restricted stock and stock option awards we had previously granted to employees of AAMC was determined as of the transition date, and the fair value of such awards granted subsequent to April 1, 2018 will be determined as of the grant date. As a result, our share-based compensation expense will not fluctuate with our stock price or other factors that previously impacted the mark-to-market adjustments on these awards. This adoption had no other significant effect on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In conjunction with the execution of certain interest rate caps in the fourth quarter of 2018 (see Note 11), we determined to adopt this standard effective October 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in ASU 2016-18 should be applied on a retrospective transition basis. Early adoption is permitted, including adoption during an interim period. Effective January 1, 2017, we adopted the provisions of ASU 2016-18. As a result of this adoption, we retrospectively reclassified $2.4 million of cash flows related to changes in restricted cash from investing activities on the cash flow statement to the cash, cash equivalents and restricted cash balances for the year ended December 31, 2016 to be consistent with the current presentation. Restricted cash balances include amounts related to tenant deposits, mortgage loan escrows and reserves for debt service established pursuant to our repurchase and loan agreements and other secured borrowings.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in ASU 2016-16 eliminate the exception of recognizing, at the time of transfer, current and deferred income taxes for intra-entity asset transfers other than inventory. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual periods. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under Topic 230. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10). ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Our adoption of this amendment on January 1, 2018 did not have a significant effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. In 2016 and 2017, the FASB issued accounting standards updates that amended several aspects of ASU 2014-09. ASU 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management performed an analysis of our gains and losses arising from real estate sales (the sole component of our revenue within the scope of ASU 2014-09). We determined that our policy for recognition of gains and losses on real estate sales prior to our adoption is consistent with the updated revenue recognition requirements of ASU 2014-09, as amended. Therefore, our adoption of ASU 2014-09 effective January 1, 2018 had no significant impact on our previous revenue recognition practices, and our application of the modified retrospective method of adoption resulted in no adjustments to comparative information or cumulative adjustments to any beginning balances in the current period. As our mortgage loan and related REO activities are no longer a core part of our operations, we determined to no longer classify net gains and losses from sales of real estate and resolutions and dispositions of mortgage loans as a component of revenue effective with the adoption on January 1, 2018.

Recently issued accounting standards not yet adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. We are currently evaluating the timing and impact of our adoption of ASU 2017-04, which we expect will impact our goodwill impairment testing process; however, we do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language will require these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We expect to adopt this standard on January 1, 2020. While we are still evaluating the overall impact of this ASU, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements because the standard, as amended, excludes receivables arising from operating leases, which represent the majority of our receivables.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. The amendments in ASU 2016-02 should be applied on a modified retrospective transition basis, and a number of practical expedients may apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We will adopt this standard effective January 1, 2019. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. As mentioned above, the new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for qualifying leases. We also elected the practical expedient to not separate lease and non-lease components of all of our office space leases. Beginning with the first quarter of 2019, we will (1) recognize right-of-use assets and lease liabilities on our consolidated balance sheets; (2) classify lease and non-lease components of our revenue from tenants separately in our consolidated statements of operations; and (3) provide the required incremental disclosures about our leasing activities.

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

Consolidations

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest, which consists entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of December 31, 2018 or 2017. Our former securitization trusts were determined to be VIEs and were consolidated in our financial statements prior to their termination, the last of which terminated in the second quarter of 2017.

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

For voting interest entities, we shall consolidate the entity if we have a controlling financial interest. We have a controlling financial interest in a voting interest entity if (i) for legal entities other than limited partnerships, we own a majority voting interest in the entity or, for limited partnerships and similar entities, we own a majority of the entity’s kick-out rights through voting limited partnership interests and (ii) non-controlling stockholders or partners do not hold substantive participating rights and no other conditions exist that would indicate that we do not control the entity.

Derivative financial instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under certain of our repurchase and loan agreements bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of changes in interest rates on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as caps or swaps in order to mitigate our interest rate risk with respect to our various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. See Note 11 for further information on our derivative positions.

We account for terminated derivative instruments by recognizing the related accumulated comprehensive income or loss balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated comprehensive income or loss into earnings over the originally designated hedge period.

Earnings per share

Basic earnings per share is computed by dividing net income or loss by the weighted average common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted average common stock outstanding for the period plus the dilutive effect of stock options and restricted stock outstanding using the treasury stock method.

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

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets that were acquired in connection with the HB Acquisition and the corresponding internalization of property management in August 2018. Goodwill has an indefinite life and is therefore not amortized. We will test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that the carrying value of goodwill exceeds its fair value.

Income taxes

We elected REIT status upon the filing of our 2013 income tax return. We believe that we have complied with the provisions of the federal income tax code applicable to REITs for each financial year commencing in the year ended December 31, 2013. As a REIT, we believe that we will not be subject to federal income tax on the portion of our REIT taxable income that was distributed to our stockholders for such years, nor do we expect to be taxed on future distributions of REIT taxable income as long as certain asset, income and share ownership tests continue to be met. If after electing to be taxed as a REIT, we subsequently fail to qualify as a REIT in any taxable year, we generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost.

Our taxable REIT subsidiaries (each a “TRS”) are utilized to enter into transactions that do not qualify as REIT activities and are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, we reduce a deferred tax asset by a valuation allowance if it is “more likely than not” that some or all of the deferred tax asset will not be realized. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Judgment may be required in evaluating tax positions, and we recognize tax benefits only if it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority.

Mortgage loans, at fair value

At December 31, 2018, we hold a small portfolio of mortgage loans. We anticipate to resolve, sell or otherwise liquidate this portfolio through our ongoing resolution activities, which may include short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales.

We initially recorded our mortgage loans at fair value, which generally equaled the purchase price we paid for the loans on the acquisition date. Mortgage loans are subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Such changes in fair value occur as a result of servicing efforts, restructuring, changes in the condition of the underlying collateral or other factors. We have concluded that mortgage loans accounted for at fair value timely reflect the results of our investment performance.

We determined the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property. Observable inputs to the model include current interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model include discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. AAMC’s capital markets group determines the fair value of mortgage loans monthly and has developed procedures and controls governing the valuation process relating to these assets.

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

Net gain (loss) on real estate and mortgage loans

Net gain (loss) on real estate and mortgage loans consists of three components: change in unrealized gains on mortgage loans, net realized gains on mortgage loans and net realized gains on sales of real estate. Prior to 2018, we reported these components separately in the consolidated statements of operations within revenues. Effective January 1, 2018, we present these three components as a single line outside of revenues in the consolidated statement of operations. In accordance with the SEC’s elimination of Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement, we classify net gain (loss) on real estate and mortgage loans as a component of operating loss.

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

Net realized gain on sale of real estate

REO properties that do not meet our investment criteria are sold out of our TRS. The realized gain or loss recognized in the financial statements, including the reclassification of previously accumulated net unrealized gains, reflects the net amount of realized and unrealized gains on sold REOs from the time of acquisition to sale completion. We sell real estate generally for cash at the time of closing and have no continuing involvement thereafter.

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

Lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Real estate owned

Upon the acquisition of real estate through the completion of foreclosure, we record the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property. We will either place an REO property in service as a rental unit or liquidate the property after (a) applicable state redemption periods have expired, (b) the foreclosure sale has been ratified, (c) we have recorded the deed for the property, (d) utilities have been activated and (e) we have secured access for interior inspection. A majority of the REO properties are subject to state regulations that require us to await the expiration of a redemption period before a foreclosure can be finalized. Once the redemption period expires, we immediately proceed to record a new deed, take possession of the property, activate utilities, and start the inspection process in order to make our final determination.

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

If we determine that the REO property will not meet our rental profile, we list the property for sale, in certain instances after renovations are made to optimize the sale proceeds. Once an REO property is ready to be marketed, we reclassify the asset to real estate assets held for sale.

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

Real estate impairment

We perform an impairment analysis of our real estate assets if events or changes in circumstances indicate that the carrying value may be impaired, such as prolonged vacancy, identification of materially adverse legal or environmental factors, changes in expected ownership period or manner of use, significant deterioration in physical condition or indications that the market value of a property has declined to an amount less than the carrying amount. This analysis is performed at the property level using estimated cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. If the carrying amount of a property exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for excess of the carrying amount over the estimated fair value (in the case of rental residential properties and REO properties) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

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

We generally estimate the fair value of real estate assets by using BPOs, and, for real estate assets held for sale, we also consider the expected selling price, which may be based on the current listing price of the property. In some instances, appraisal information may be available and is used in addition to BPOs. We engage third party vendors to obtain and evaluate BPOs prepared by other third party brokers for our ultimate use. BPOs are subject to judgments of a particular broker formed by visiting a property, assessing general home values in an area, reviewing comparable listings and reviewing comparable completed sales. These judgments may vary among brokers and may fluctuate over time based on housing market activities and the influx of additional comparable listings and sales. Our results could be materially and adversely affected if the judgments used by brokers in providing BPOs prove to be incorrect or inaccurate.

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

Casualty losses and insurance recoveries

Losses incurred as a result of casualty events, including natural disasters, are included in casualty losses in the consolidated statement of operations in the period in which we identify and are able to estimate the loss. We carry insurance, subject to deductibles, to reimburse us for losses related to property damage and business interruption. We recognize insurance recoveries for property damage to the extent of losses incurred for expected insurance proceeds that are reasonably certain of payment in the consolidated statements of operations in the same period as the related loss. Insurance recoveries in excess of property losses incurred or for business interruption are recognized upon receipt of funds from the insurer.

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. During the year ended December 31, 2017, our consolidated statement of operations reflects estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million as a result of these hurricanes. During the year ended December 31, 2018, we reversed $1.0 million of these estimated casualty losses as we completed property inspections and finalized repair work orders.

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

Share-based compensation

With our adoption of ASU 2018-07, the grant date fair value of share-based awards is recorded as expense on a straight-line basis over the vesting period for the award with an offsetting increase in stockholders' equity. For service-based restricted stock awards, the grant date fair value is determined based upon the closing share price on the grant date as reported on the New York Stock Exchange. For stock options and restricted stock awards with market-based vesting requirements, we use a Monte Carlo simulation until each market hurdle is met.

Prior to our adoption of ASU 2018-07 on April 1, 2018, our awards to non-employees were revalued each reporting period. For restricted stock grants to non-employees, the fair value is based on the closing share price on the date that the shares vest, which required the amount to be adjusted in each reporting period based on the fair value of the award at the end of the reporting period until the award has vested. For stock options issued to non-employees, we used a Monte Carlo simulation until each market hurdle is met. Subsequent to the market hurdle being met, we calculated the fair value of non-employee stock options issued based on the Black-Scholes model. Subsequent to our adoption of ASU 2018-07, the fair value of these awards is fixed as of the adoption date.

Forfeitures of share-based awards are recognized as they occur.

3. Asset Acquisitions and Dispositions

Real estate assets

HB Acquisition in 2018

On August 8, 2018, we acquired all of the equity interests of HavenBrook and three real estate investment trusts owned by Rental Home Associates, LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. The purchase was accounted for as a business combination because it included the acquisition of a property management company as well as the 3,236 single-family rental properties that it managed.

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

We incurred $7.2 million of acquisition costs related to the HB Acquisition during the year ended December 31, 2018, which are included in acquisition and integration costs in the consolidated statement of operations. In addition, our acquisition and integration costs for the year ended December 31, 2018 include fees of $18.0 million to ASPS and $5.3 million to MSR in relation to the transition of our externally managed SFR properties to our internal property management platform (see Note 8 for further information).

We recognized $20.3 million of revenues and $10.6 million of net loss related to the operations of HavenBrook and the RHA Acquired Properties in our consolidated statements of operations for the year ended December 31, 2018.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we have performed an allocation of the purchase related to the assets acquired and liabilities assumed in the HB Acquisition. The assets and liabilities of HavenBrook and RHA were recorded at their respective estimated fair values at the acquisition date. The allocation of the purchase consideration is as follows ($ in thousands):

Land	$82,739
Rental residential properties	282,914
Real estate assets held for sale	94,946
Cash and cash equivalents	9,255
Restricted cash	4,780
Accounts receivable, net	1,778
Goodwill	13,376
In-place lease intangible assets (1) (2)	6,462
Other assets (2)	1,784
Total assets acquired	498,034

Accounts payable and accrued liabilities	16,678
Total liabilities assumed	16,678

Total allocation of purchase price	$481,356
__________________

(1)	The value of in-place leases is being amortized over the weighted average remaining life of the leases, which was approximately eight months as of the acquisition date.

(2)	Included in prepaid expenses and other assets in the consolidated balance sheet.

The goodwill recorded on the consolidated balance sheet represents the expected synergies to be achieved from the internalization of property management.

Supplemental pro forma financial information of the HB Acquisition (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HB Acquisition occurred on January 1, 2017 ($ in thousands, except per share amounts):

	Year ended December 31,
	2018	2017
Unaudited pro forma revenues	$213,307	$141,977
Unaudited pro forma net loss	$(137,695)	$(212,990)
Pro forma loss per basic common share	$(2.57)	$(3.98)
Weighted average common stock outstanding - basic	53,630,204	53,493,523
Pro forma loss per diluted common share	$(2.57)	$(3.98)
Weighted average common stock outstanding - diluted	53,630,204	53,493,523

The following table presents the adjustments included in the above pro forma financial information for the period indicated ($ in thousands):

	Year ended December 31,
	2018	2017
Revenues from consolidated statements of operations	$183,013	$94,171
Add: historical revenues not reflected in consolidated statements of operations	30,294	47,806
Unaudited pro forma revenues	$213,307	$141,977

Net loss from consolidated statements of operations	$(130,835)	$(185,454)
Plus: historical net loss not reflected in consolidated statements of operations	(9,785)	(18,825)
Adjustment for pro forma depreciation and amortization	9,016	3,531
Adjustment for pro forma interest expense	(6,091)	(12,242)
Unaudited pro forma net loss	$(137,695)	$(212,990)

The supplemental pro forma financial information for all periods presented was adjusted to reflect depreciation and amortization on the acquired properties and related intangible assets and interest expense on the related financing. The supplemental pro forma financial information is for informational purposes only and is not necessarily indicative of the actual results of operations that would have been achieved if the acquisition had taken place on January 1, 2017, nor does it purport to represent or be indicative of the results of operations for future periods.

HOME Flow Transaction in 2017

On March 30, 2017, we entered into an agreement to acquire up to 3,500 SFR properties (the “HOME Flow Transaction”) from entities sponsored by Amherst Holdings, LLC (“Amherst”) in three separate closings. These acquisitions were accounted for as purchases of assets pursuant to our adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, effective January 1, 2017.

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

•
In the second closing on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. The purchase price was initially funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 7), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.0 million and was amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date.

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements,” see Note 7), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand. We capitalized $1.9 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $5.9 million and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. In accordance with the related purchase and sale agreement, certain of the properties are subject to potential purchase price adjustments, which will be based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial aggregate purchase price at this time (see Note 8).

For each closing under the HOME Flow Transaction, we allocated the purchase price, including capitalized acquisition costs, based on the relative fair value of the properties acquired as follows ($ in thousands):

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

HOME SFR Transaction in 2016

On September 30, 2016, we acquired a portfolio of 4,262 SFR properties (the “HOME SFR Transaction”) for an aggregate purchase price of $652.3 million in two separate seller-financed transactions. In the first transaction, we acquired 3,868 of the 4,262 properties through its entry into a Membership Interest Purchase and Sale Agreement (the “MIPA”) with MSR I, LP (“MSR I”). Pursuant to the MIPA, we acquired from MSR I 100% of the membership interests of HOME SFR Equity Owner, LLC (“HOME Equity”), a newly formed special purpose entity and sole equity owner of HOME SFR Borrower, LLC (“HOME Borrower”), which owned the 3,868 SFR properties. Following the consummation of the transaction, HOME Equity and HOME Borrower became indirect, wholly owned subsidiaries of the Company. In the second transaction, we entered into a Purchase and Sale Agreement (the “PSA”) with Firebird SFE I, LLC, an independent, wholly owned subsidiary of MSR II, LP. Pursuant to the PSA, HOME Borrower, as assignee, acquired the remaining 394 of the 4,262 properties. At the time of acquisition, the purchase met the definition of, and was accounted for as, a business combination.

We recognized acquisition costs related to the HOME SFR Transaction of $3.9 million. The value of in-place leases was estimated at $9.8 million based on the costs we would have incurred to lease the properties and was amortized over the weighted average remaining life of the leases, which was approximately seven months as of date of the acquisition date.

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

Supplemental pro forma financial information of the HOME SFR Transaction (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HOME SFR Transaction occurred on January 1, 2015 as follows ($ in thousands, except per share amounts):

Year ended December 31, 2016
Unaudited pro forma revenues	$97,735
Unaudited pro forma net loss	(230,449)
Loss per share of common stock - basic:
Loss per basic share	$(4.23)
Weighted average common stock outstanding - basic	54,490,979
Loss per share of common stock - diluted:
Loss per diluted share	$(4.23)
Weighted average common stock outstanding - diluted	54,490,979

The following table presents the pro forma adjustments included above ($ in thousands):

Year ended December 31, 2016
Revenues from consolidated statements of operations	$56,758
Add: historical revenues of acquired properties not reflected in consolidated statements of operations	40,977
Unaudited pro forma revenues	$97,735

Net loss from consolidated statements of operations	$(228,028)
Plus: historical net income of acquired properties not reflected in consolidated statements of operations	25,578
Less: pro forma real estate depreciation and amortization	(11,363)
Less: pro forma interest expense	(14,016)
Less: pro forma management fees	(2,620)
Unaudited pro forma net loss	$(230,449)

We recognized $15.0 million in revenues and $4.5 million of net loss related to the HOME SFR Transaction in our consolidated statements of operations for the year ended December 31, 2016.

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

Other Acquisitions

On March 30, 2016, we completed the acquisition of 590 SFR properties located in five states from an unrelated third party for an aggregate purchase price of approximately $64.8 million. We recognized acquisition costs related to this portfolio acquisition of $0.6 million. The value of in-place leases was estimated at $0.7 million based upon the weighted average remaining life of the leases of seven months as of the acquisition date.

During the years ended December 31, 2018, 2017 and 2016, we acquired 70, 27 and 714 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $8.7 million, $2.7 million and $71.8 million, respectively.

Acquisition and integration costs

We incurred $33.6 million, $0.8 million, and $9.3 million of acquisition and integration costs during the years ended December 31, 2018, 2017 and 2016, respectively, which were expensed as incurred. Integration costs consist of incremental or duplicative costs incurred post-acquisition as a result of efforts to integrate and combine the businesses, including legal, due diligence, professional fees, technology costs, duplicative property management fees and severance-related compensation costs.

The following table presents the detail of acquisition and integration costs for the years ended December 31, 2018, 2017, and 2016 ($ in thousands):

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Acquisition costs	$7,209	$778	$9,339
Integration costs	3,148	—	—
ASPS transition fee (1)	18,000	—	—
Main Street Renewal, LLC transition fee (1)	5,250	—	—
Total acquisition and integration costs	$33,607	$778	$9,339
________

(1)	Refer to Note 8 for further information on these fees.

Real estate dispositions

During the years ended December 31, 2018, 2017 and 2016, we sold 448, 1,710, and 2,668 REO properties, respectively. In connection with these sales, we received proceeds of $79.4 million, $250.7 million, and $373.7 million, respectively, and recorded $33.2 million, $76.9 million and $117.6 million, respectively, of net realized gain on sales of real estate.

Mortgage loans

Mortgage loan dispositions and resolutions

During the years ended December 31, 2018, 2017 and 2016, we liquidated 27, 3,115 and 2,450 mortgage loans, respectively, primarily through third-party sales, short sales, refinancing and foreclosure sales. In connection with these sales and resolutions, we received proceeds of $3.2 million, $521.2 million and $534.4 million, respectively, and recorded $(0.9) million, $84.0 million and $86.0 million of net realized (losses) gains on sales of mortgage loans during the years ended December 31, 2018, 2017 and 2016, respectively.

Transfers of mortgage loans to real estate owned

When we foreclose upon a home, we take title in lieu of payment to settle the mortgage. At that time, we record the home as an REO property. During the years ended December 31, 2018, 2017 and 2016, we transferred an aggregate of 10, 248 and 1,112 mortgage loans to REO at an aggregate fair value based on BPOs of $4.9 million, $40.4 million and $207.0 million, respectively. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons. In connection with these transfers to REO, we recorded $2.3 million, $15.1 million, and $46.0 million, respectively, in change in unrealized gain on mortgage loans that resulted from marking the properties to their most current market value during the years ended December 31, 2018, 2017 and 2016, respectively.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the periods indicated ($ in thousands):

	Year ended December 31,
	2018	2017
Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$2,344	$15,067
Change in fair value, net	313	1,514
Reclassification to realized gain or loss	(35,041)	(207,437)
Total change in unrealized gain on mortgage loans	(32,384)	(190,856)
Net realized (loss) gain on mortgage loans	(938)	84,024
Net realized gain on sales of real estate	33,177	76,913
Net loss on real estate and mortgage loans	$(145)	$(29,919)

4. Real Estate Assets

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

December 31, 2018	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	13,546	423	13,969
Listed and ready for rent	434	8	442
Unit turn	428	18	446
Renovation	136	2	138
Total rental properties	14,544
Previous rentals identified for sale	158	188	346
Legacy REO	56	48	104
	14,758	687	15,445
December 31, 2017
Rental Properties:
Leased	10,850	—	10,850
Listed and ready for rent	591	—	591
Unit turn	340	—	340
Renovation	194	—	194
Total rental properties	11,975
Previous rentals identified for sale	69	40	109
Legacy REO	197	293	490
	12,241	333	12,574

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

We generally rent our SFR properties under non-cancelable leases with a term of one to two years. Future minimum rental revenues under existing leases for the 13,969 properties that were leased as of December 31, 2018 are as follows ($ in thousands):

2019	$106,134
2020	6,547
2021	780
2022	—
2023 and thereafter	—
$113,461

Impairment on real estate

During the years ended December 31, 2018, 2017 and 2016, we recognized $0.6 million, $3.0 million and $7.4 million, respectively, of valuation impairment on real estate held for use, which primarily related to our properties identified for future sale or under evaluation for rental strategy.

During the years ended December 31, 2018, 2017 and 2016, we recognized $12.1 million, $17.3 million and $25.8 million, respectively, of valuation impairment on our real estate held for sale. In addition, for the years ended December 31, 2017 and 2016, we recognized valuation adjustments related to estimated selling costs upon disposition of held-for-sale real estate of $18.4 million and $23.2 million, respectively.

5. Mortgage Loans at Fair Value

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2018 and 2017 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties (1)
December 31, 2018
Current	20	$1,827	$2,701	$4,353
60	1	115	148	180
90	17	649	6,019	5,418
Foreclosure	36	5,481	12,376	16,097
Mortgage loans at fair value	74	$8,072	$21,244	$26,048

December 31, 2017
Current	17	$1,528	$2,380	$3,156
30	1	51	139	70
60	3	304	344	630
90	23	720	7,674	6,498
Foreclosure	67	8,874	18,813	20,820
Mortgage loans at fair value	111	$11,477	$29,350	$31,174
________

(1)	The market value of the underlying properties are estimated based on BPOs.

6. Fair Value of Financial Instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2018 and 2017 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$8,072	$—	$—	$8,072
Interest rate cap derivatives (1)	14,367	—	14,367	—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,722,219	—	1,734,152	—

December 31, 2017
Recurring basis (assets)
Mortgage loans at fair value	$11,477	$—	$—	$11,477
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,270,157	—	1,276,315	—
________

(1)	Included within prepaid expenses and other assets in the consolidated balance sheets.

We have not transferred any assets from one level to another level during the years ended December 31, 2018 and 2017.

The fair values of mortgage loans at fair value are estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of our interest rate cap derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivative. The fair value of the repurchase and loan agreements is estimated using the income approach based on credit spreads available to us currently in the market for similar floating rate debt.

The following table sets forth the changes in our mortgage loans for the years ended December 31, 2018 and 2017 ($ in thousands):

	Year ended December 31,
	2018	2017
Mortgage loans, beginning of the year	$11,477	$568,480
Net gain on mortgage loans	3,157	7,684
Mortgage loan dispositions, resolutions and payments	(1,774)	(526,670)
Real estate tax advances to borrowers	230	3,763
Selling costs on loans held for sale	(83)	(1,344)
Transfer of mortgage loans at fair value to real estate owned, net	(4,935)	(40,436)
Mortgage loans, end of the year	$8,072	$11,477

Change in unrealized gain on mortgage loans held at the end of the period	$(358)	$(5,911)

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	December 31, 2018	December 31, 2017
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.55% to 16.79%	-1.71% to 9.07%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	38.8% to 100%	49.5% to 100%
Loan resolution probabilities — paid in full	0% to 61.2%	0% to 47.4%
Loan resolution timelines (in years)	0.1 to 6.1	0.1 to 5.3
Value of underlying properties	$50,000 to $2,500,000	$45,000 to $2,250,000

7. Borrowings

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of December 31, 2018, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 4.53%, excluding amortization of premium on loan agreements and deferred issuance costs.

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2018 and 2017 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020	(1)	1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019	(2)	1-month LIBOR + 2.10%	(3)	89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219

December 31, 2017
CS Repurchase Agreement	11/16/2018		CS cost of funds + 2.75%		$189,173	$350,000	$160,827	$281,722
Nomura Loan Agreement	4/5/2018		1-month LIBOR + 3.25%		102,785	250,000	147,215	169,521
MSR Loan Agreement	11/9/2018		1-month LIBOR + 3.285%		489,259	489,259	—	622,065
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	103,324
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	114,698
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	149,698
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	150,718
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	116,250
					1,282,428	$1,590,470	$308,042	$1,707,996
Less: unamortized loan discounts					(6,158)
Less: deferred debt issuance costs					(6,113)
					$1,270,157
_____________

(1)	Represents initial maturity date. Does not include a potential one-year extension to April 5, 2021.

(2)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(3)	The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 11.

(4)	The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 11.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of December 31, 2018, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, of which $150.0 million is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

The Nomura Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura Loan Agreement and the liquidation by Nomura of the SFR and REO properties then subject thereto. The Nomura Loan Agreement is fully guaranteed by us.

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

•
In connection with the seller financing related to the HOME SFR Transaction, we entered into a loan agreement (the “MSR Loan Agreement”) between HOME Borrower, the sellers and MSR Lender, LLC, as agent. On December 7, 2018, the MSR Loan Agreement was repaid in full by a portion of the proceeds of the MS Loan Agreement described below. In connection with the repayment of the MSR Loan Agreement, we recognized a loss on extinguishment of $1.7 million, which includes the write-off of $1.1 million of unamortized deferred financing costs and $0.6 million of excess interest payments.

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement. See Note 11.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement. See Note 11.

•
In connection with the seller financing related to the third and final closing under the HOME Flow Transaction on November 29, 2017, HOME Borrower IV entered into the two separate loan agreements with entities sponsored by Amherst (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements were acquired by MetLife on November 29, 2017.

Under the terms of the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements, each of the facilities are non-recourse to us and are secured by a lien on the membership interests of HOME Borrower II, HOME Borrower III, HOME Borrower IV and the acquired properties and other assets of each entity, respectively. The assets of each entity are the primary source of repayment and interest on their respective loan agreements, thereby making the cash proceeds of rent payments and any sales of the acquired properties the primary sources of the payment of interest and principal by each entity to the respective lenders.

Each loan agreement also includes customary events of default, the occurrence of which would allow the respective lenders to accelerate payment of all amounts outstanding thereunder. We have limited indemnification obligations for wrongful acts taken by HOME Borrower II, HOME Borrower III or HOME Borrower IV under their respective loan agreements in connection with the secured collateral. Even though the HOME II Loan Agreement, the HOME III Loan Agreement and the HOME IV Loan Agreements are non-recourse to us and all of our subsidiaries other than the entities party to the respective loan agreements, we have agreed to limited bad act indemnification obligations to the respective lenders for the payment of (i) certain losses arising out of certain bad or wrongful acts of our subsidiaries that are party to the respective loan agreements and (ii) the principal amount of each of the facilities and all other obligations thereunder in the event we cause certain voluntary bankruptcy events of the respective subsidiaries party to the loan agreements. Any of such liabilities could have a material adverse effect on our results of operations and/or our financial condition.

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

The Term Loan Agreement includes customary events of default, the occurrence of which would allow the lenders to accelerate payment of all amounts outstanding thereunder. The Term Loan Agreement is non-recourse to us and is secured by a lien on the membership interests of TL1 Borrower and the properties and other assets of TL1 Borrower. The assets of TL1 Borrower are the primary source of repayment and interest on the Term Loan Agreement, thereby making the cash proceeds received by TL1 Borrower from rent payments and any sales of the underlying properties the primary sources of the payment of interest and principal by TL1 Borrower to the lenders. We have limited indemnification obligations for wrongful acts taken by TL1 Borrower and RESI TL1 Pledgor, LLC, the sole member of TL1 Borrower, in connection with the secured collateral for the Term Loan Agreement.

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly-owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders. The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties.

MS Loan Agreement

On December 7, 2018, HOME Borrower entered into a loan agreement (the “MS Loan Agreement”) among HOME Borrower, as borrower; Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan, as lenders; Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent; and Wells Fargo Bank, N.A., as paying agent and calculation agent. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $8.2 million in escrow for future payments of property taxes, HOA dues and repairs and maintenance as of December 31, 2018.

Compliance with covenants

Our repurchase and loan agreements require us and certain of our subsidiaries to maintain various financial and other covenants customary to these types of indebtedness. The covenants of each facility may include, without limitation, the following:

•	reporting requirements to the agent or lender,

•	minimum adjusted tangible net worth requirements,

•	minimum net asset requirements,

•	limitations on the indebtedness,

•	minimum levels of liquidity, including specified levels of unrestricted cash,

•	limitations on sales and dispositions of properties collateralizing certain of the loan agreements,

•	various restrictions on the use of cash generated by the operations of properties, and

•	a minimum fixed charge coverage ratio.

We are currently in compliance with the covenants and other requirements with respect to the repurchase and loan agreements.

Counterparty risk

We monitor our lending partners’ ability to perform under the repurchase and loan agreements, including the obligation of lenders under repurchase agreements to resell the same assets back to us at the end of the term of the transaction, and have concluded there is currently no reason to doubt that they will continue to perform under the repurchase and loan agreements as contractually obligated.

Reliance on financing arrangements

Our business model relies to a significant degree on both short-term financing and longer duration asset-backed financing arrangements, and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer-term facilities and (2) continue to liquidate certain non-core real estate and mortgage loan assets, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and obtaining additional financing with new counterparties and our ongoing relationships with lenders.

The following table presents the principal amount of our debt due at maturity by year, including applicable extensions ($ in thousands):

2019	$193,654
2020	—
2021	30,497
2022	501,211
2023 and thereafter	1,013,686
$1,739,048

8. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2018 or which settled during 2018:

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative stockholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported stockholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's stockholders regarding the Company's relationship and transactions with AAMC, Ocwen and Home Loan Servicing Solutions, Ltd. These alleged misstatements and omissions include allegations that the defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The complaint also contains allegations that certain of the Company's disclosure documents were false and misleading because they failed to disclose fully the entire details of a certain asset management agreement between the Company and AAMC that allegedly benefited AAMC to the detriment of the Company's stockholders. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

In May 2015, two of our purported stockholders filed competing motions with the court to be appointed lead plaintiff and for selection of lead counsel in the action. Subsequently, opposition and reply briefs were filed by the purported stockholders with respect to these motions. On October 7, 2015, the court entered an order granting the motion of Lei Shi to be lead plaintiff and denying the other motion to be lead plaintiff.

On January 23, 2016, the lead plaintiff filed an amended complaint.

On March 22, 2016, defendants filed a motion to dismiss all claims in the action. The plaintiff filed opposition papers on May 20, 2016, and the defendants filed a reply brief in support of the motion to dismiss the amended complaint on July 11, 2016.

On November 14, 2016, the Martin case was reassigned to Judge Anne E. Thompson of the United States District Court of New Jersey. In a hearing on December 19, 2016, the parties made oral arguments on the motion to dismiss, and on March 16, 2017 the Court issued an order that the motion to dismiss had been denied. On April 17, 2017, the defendants filed a motion for reconsideration of the Court’s decision to deny the motion to dismiss. On April 21, 2017, the defendants filed their answer and affirmative defenses. Plaintiff filed an opposition to defendants’ motion for reconsideration on May 8, 2017. On May 30, 2017, the Court issued an order that the motion for reconsideration had been denied.Shortly thereafter, discovery commenced.

On October 10, 2018, the lead plaintiff filed a second amended complaint, which added a second lead plaintiff to the case. The allegations and causes of action asserted by the plaintiffs were virtually identical to the prior complaint, except that they added what the plaintiffs claimed was additional detail in support of their allegations.

On December 7, 2018, the defendants moved to dismiss the second amended complaint in its entirety. Plaintiffs filed their opposition to the motion on December 31, 2018, and defendants filed their reply brief on January 24, 2019. On February 21, 2019, Judge Thompson issued an order that granted defendants’ motion and dismissed the second amended complaint in its entirety. On February 26, 2019, the Court granted plaintiffs’ request for leave to file a Third Amended Complaint within 14 days.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Amendments to the MSA with ASPS

In connection with the HOME SFR Transaction and to enable MSR to be property manager for the acquired properties, we and ASPS entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between ASPS and us, dated December 21, 2012, under which ASPS was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for the properties acquired in the HOME SFR Transaction and the HOME Flow Transaction. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a significant liquidation fee to ASPS in certain circumstances. On August 8, 2018, the Amendment and Waiver Agreement was superseded by the MSA Amendment Agreement, as described below.

In connection with the HB Acquisition, on August 8, 2018, we and ASPS entered into an amendment (the “MSA Amendment Agreement”) to the MSA. Under the terms of the MSA Amendment Agreement, the exclusivity provisions with respect to the renovation and property management provisions have been terminated in order to allow us to internalize the property management function related to the rental properties managed by ASPS. Following a transition that was completed during the fourth quarter of 2018 (the “Transition Period”), the MSA terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, ASPS agreed to continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to certain of our remaining non-rental legacy assets until such properties are sold.

In exchange for the termination of the previous management contract detailed by the above-described amendments, including the termination of the exclusivity provision of the MSA, we agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023. We recognized the entire $18.0 million termination fee as an expense during the year ended December 31, 2018, which is included in acquisition and integration costs in our consolidated statement of operations.

Amendment to the Property Management Services Agreements with MSR

On December 7, 2018, concurrently with the entry into the MS Loan Agreement, we entered into an amendment (the “PMA Amendment”) to its property management services agreement dated September 30, 2016 (the “PMA”) with MSR. The PMA Amendment provides for the orderly transition of property management for the MSR-managed properties to our internal property management platform and the termination of the PMA. Pursuant to the PMA Amendment, we will continue to pay the costs and fees under the PMA associated with the property management services provided by MSR and will pay an aggregate amount of $5.3 million to MSR, which we recognized in acquisition and integration costs in our consolidated statement of operations for the year ended December 31, 2018. It is anticipated that the transition of property management for these properties from MSR to our internal property management platform will be substantially completed by March 31, 2019.

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

Operating leases

We lease office space and automobiles under various operating leases to support our property management function. The future minimum payments under non-cancelable leases we are obligated to make as of December 31, 2018 are as follows ($ in thousands):

2019	$1,310
2020	977
2021	362
2022	—
2023 and thereafter	—
$2,649

9. Related-party Transactions

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

•
Incentive Management Fee. AAMC is entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeds an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent we have an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. The incentive management fee increases to 22.5% while we have between 2,500 and 4,499 Rental Properties and increases to 25% while we have 4,500 or more Rental Properties; and

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Base management fees (1)	$14,567	$16,010	$17,334
Conversion fees (1)	176	1,291	1,841
Expense reimbursements (2)	1,183	859	816
_______________

(1)	Included in management fees to AAMC in the consolidated statements of operations.

(2)	Included in general and administrative expenses in the consolidated statements of operations.

No incentive management fee under the AMA has been payable to AAMC to date because our return on invested capital (as defined in the AMA) was below the cumulative required hurdle rate. Under the AMA, to the extent we have an aggregate shortfall in our return rate over the previous seven quarters, that aggregate return rate shortfall gets added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. As of December 31, 2018, the aggregate return shortfall from the prior seven quarters under the AMA was approximately 47.4% of invested capital. In future quarters, return on invested capital must exceed the required hurdle for the current quarter plus any carried-forward cumulative additional hurdle shortfall from the prior seven quarters before any incentive management fee will be payable to AAMC.

10. Share-based Payments

2016 Equity Incentive Plan

Our non-management directors each receive annual grants of restricted stock units issued under the Company's 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a grant date fair market value of $75,000 for the 2018-2019 service year ($60,000 for the 2016-2017 and 2017-2018 service years). Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award vests but remain subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

We have also made grants of restricted stock units and stock options to certain employees of AAMC with service-based or market-based vesting criteria. Our service-based awards vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. Our market-based awards vest in three equal annual installments on the later of (i) the first, second and third anniversary of the date of the award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the stock options shall expire.

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

Stock Options

During the years ended December 31, 2018, 2017 and 2016, we recorded a nominal amount, $1.4 million and $0.4 million, respectively, of compensation expense related to our grants of stock options under the 2016 Equity Incentive Plan. As of December 31, 2018 and 2017, we had $0.2 million and $1.2 million, respectively, of unrecognized share-based compensation cost remaining with respect to grants of stock options under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 0.8 years and 1.3 years, respectively.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2015	204,968	$2.30
Granted	695,187	10.04
Exercised	(34,464)	1.71
Forfeited or canceled	(2,714)	5.47
December 31, 2016	862,977	8.55
Granted	567,227	14.30
Exercised	(49,126)	2.16
December 31, 2017	1,381,078	11.14
Exercised	(40,722)	2.62
Forfeited or canceled	(62,364)	5.05
December 31, 2018	1,277,992	$11.71

The total outstanding options issued under all of our share-based compensation plans as of December 31, 2018 had a weighted average remaining life of 4.9 years with total intrinsic value of $0.2 million.

We have 488,343 options exercisable as of December 31, 2018 with a weighted average exercise price of $9.45, weighted average remaining life of 4.3 years and intrinsic value of $0.2 million. Of these exercisable options, 444,844 had an exercise price higher than the market price of our common stock as of December 31, 2018.

We calculated the grant date fair value of the stock options granted under the 2016 Equity Incentive Plan using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of stock options granted was determined using the following assumptions:

	Year ended December 31,
	2017	2016
Risk free interest rate (1)	2.05%	1.38%
Common stock dividend yield	4.20%	5.98%
Expected volatility (2)	36.67%	38.47%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the stock option grants.

(2)	Based on our historical stock price volatility.

Restricted stock

We recorded $3.0 million, $2.7 million and $0.9 million of compensation expense related to our grants of restricted stock for the year ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had $3.9 million and $2.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to our grants of restricted stock to be recognized over a weighted average remaining estimated term of 1.2 years at each period end.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2015	9,924	$18.14
Granted	274,760	9.94
Vested (1)	(10,531)	17.20
Forfeited	(7,255)	9.84
December 31, 2016	266,898	9.97
Granted	271,633	14.30
Vested (1)	(101,487)	9.96
Canceled	(17,802)	11.80
December 31, 2017	419,242	12.70
Granted	555,454	9.78
Vested (1)	(171,497)	12.41
Forfeited	(36,708)	12.76
December 31, 2018	766,491	$10.65
___________________
(1) The vesting date fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $1.3 million and $0.1 million, respectively.

We calculated the grant date fair value of the restricted stock with market-based vesting criteria granted under the 2016 Equity Incentive Plan using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of market-based restricted stock granted was determined using the following assumptions:

Year ended December 31, 2018
Risk free interest rate (1)	2.72%
Common stock dividend yield (2)	0.00%
Expected volatility (3)	32.88%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the grants.

(2)
Because the vesting of market-based restricted stock awards include accumulated dividends and the awards accrue dividend equivalent payments, no dividend yield assumption was included in the grant date fair value calculation.

(3)	Based on our historical stock price volatility.

The following table sets forth the number of shares of common stock reserved for future issuance. We generally will issue new shares upon the exercise of stock options or the vesting of restricted stock.

December 31, 2018
Stock options outstanding	1,277,992
Possible future issuances under share-based compensation plans	799,778
2,077,770

As of December 31, 2018, we had 146,369,796 remaining shares of common stock authorized to be issued under our charter.

11. Derivatives

We may enter into derivative contracts from time to time in order to mitigate the risk associated with our variable rate debt. We do not enter into derivatives for investment or trading purposes. Derivatives are carried at fair value within prepaid expenses and other assets in our consolidated balance sheets. Upon execution, we may or may not designate such derivatives as accounting hedges.

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. Our interest rate caps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the years ended December 31, 2018. Prior to the fourth quarter of 2018, none of our derivatives were designated as hedges.

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2019, we estimate that $5.8 million will be reclassified to interest expense.

The table below summarizes our interest rate cap instruments as of December 31, 2018 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Non-Designated Hedges

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

	Asset Derivatives
		Fair Value as of December 31,
	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$14,367	$—
Total		$14,367	$—

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
	2018	2017	2016		2018	2017	2016	2018	2017	2016
Derivatives in cash flow hedging relationships
Interest rate caps	$(12,653)	$—	$—	Interest expense	$(375)	$—	$—	$77,035	$59,582	$53,868

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Year Ended December 31,
		2018	2017	2016
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$(936)	$—	$—

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

During 2018, we paid cash distributions of $32.1 million to our stockholders, all of which is classified as a return of capital for tax purposes. For 2018, given that we incurred a taxable loss, no aggregate minimum distribution to stockholders was required to maintain our REIT status.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. Our TRS had gross deferred tax assets of $53.5 million and $48.0 million as of December 31, 2018 and 2017, respectively. From inception through December 31, 2018, the TRS operated at a cumulative taxable loss, which has resulted in these deferred tax assets being fully offset by a valuation allowance.

As of December 31, 2018 and 2017, we did not accrue interest or penalties associated with any unrecognized tax benefits during the years ended December 31, 2018 and 2017. We recorded nominal state and local tax expense along with nominal penalties and interest on income taxes for the years ended December 31, 2018 and 2017.

Our subsidiaries and we remain subject to tax examination for the period from January 1, 2015 to December 31, 2018. The Company and its subsidiaries file income tax returns in the U.S. and various state and local jurisdictions.

13. Earnings per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net loss	$(130,835)	$(185,454)	$(228,028)

Denominator
Weighted average common stock outstanding – basic	53,552,109	53,493,523	54,490,979
Weighted average common stock outstanding – diluted	53,552,109	53,493,523	54,490,979

Loss per basic share	$(2.44)	$(3.47)	$(4.18)
Loss per diluted share	$(2.44)	$(3.47)	$(4.18)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Denominator (in weighted-average shares)
Stock options	71,430	157,214	151,756
Restricted stock	219,738	164,689	24,146

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect was recognized for the years ended December 31, 2018, 2017 and 2016.

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

15. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$39,765	$40,906	$48,313	$54,029	$183,013
Net loss	(27,350)	(21,336)	(47,933)	(34,216)	(130,835)
Loss per basic share of common stock	(0.51)	(0.40)	(0.89)	(0.64)	(2.44)
Loss per diluted share of common stock	(0.51)	(0.40)	(0.89)	(0.64)	(2.44)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$29,338	$13,410	$23,665	$27,758	$94,171
Net loss	(49,357)	(55,707)	(42,916)	(37,474)	(185,454)
Loss per basic share of common stock	(0.92)	(1.04)	(0.80)	(0.70)	(3.47)
Loss per diluted share of common stock	(0.92)	(1.04)	(0.80)	(0.70)	(3.47)

16. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2018 and through the issuance of these consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

On February 8, 2019, we completed the sale of 444 properties that did not meet our investment criteria for an aggregate sales price of $102.9 million to a third party purchaser. In connection with this sale, we expect to recognize a net realized gain of $4.8 million in the first quarter of 2019.

Front Yard Residential Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
($ in thousands)

State	No. of Props	Type	Encum- brances	Initial Cost to Company	Capitalized Costs Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (2)	Accum Depr and Reserves (2)	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	728	SFR	$68,668	$84,830	$1,444	$86,274	$3,241	34.7	2013 - 2018	3-27.5 years
Arizona	52	SFR	6,965	9,613	1,656	11,269	875	40.6	2013 - 2017	3-27.5 years
Arkansas	6	SFR	493	487	443	930	336	35.1	2013 - 2014	3-27.5 years
California	119	SFR	18,667	21,473	12,527	34,000	5,114	41.2	2013 - 2014	3-27.5 years
Colorado	16	SFR	2,512	2,137	1,419	3,556	484	30.5	2013 - 2014	3-27.5 years
Connecticut	9	SFR	2,008	3,008	651	3,659	1,347	53.9	2013 - 2014	3-27.5 years
Delaware	1	SFR	—	138	59	197	50	20.0	2014	3-27.5 years
Dist. of Columbia	1	SFR	61	126	104	230	62	83.0	2013	3-27.5 years
Florida	2,553	SFR	355,354	389,243	44,860	434,103	22,625	42.1	2013 - 2018	3-27.5 years
Georgia	4,394	SFR	408,527	472,312	52,377	524,689	38,142	34.6	2013 - 2018	3-27.5 years
Hawaii	1	SFR	131	88	122	210	—	14.0	2013	3-27.5 years
Illinois	163	SFR	17,529	16,824	10,303	27,127	4,180	47.9	2013 - 2016	3-27.5 years
Indiana	674	SFR	68,164	85,161	8,475	93,636	7,912	22.8	2013 - 2017	3-27.5 years
Kansas	21	SFR	2,528	2,951	563	3,514	320	41.6	2013 - 2017	3-27.5 years
Kentucky	135	SFR	15,481	19,131	829	19,960	1,105	27.8	2013 - 2017	3-27.5 years
Louisiana	6	SFR	350	740	288	1,028	152	23.6	2013 - 2014	3-27.5 years
Maryland	129	SFR	15,748	13,264	11,700	24,964	2,645	37.5	2013 - 2014	3-27.5 years
Massachusetts	21	SFR	851	2,965	2,389	5,354	516	99.5	2013 - 2014	3-27.5 years
Michigan	20	SFR	2,059	1,759	1,312	3,071	537	40.6	2013 - 2014	3-27.5 years
Minnesota	490	SFR	63,347	75,407	1,254	76,661	2,109	84.9	2013 - 2018	3-27.5 years
Mississippi	271	SFR	30,460	40,869	304	41,173	2,154	18.7	2013 - 2017	3-27.5 years
Missouri	424	SFR	47,828	63,643	1,588	65,231	3,322	35.1	2013 - 2018	3-27.5 years
Nevada	11	SFR	853	837	873	1,710	151	30.0	2013 - 2014	3-27.5 years
New Jersey	22	SFR	1,904	2,482	2,058	4,540	471	70.2	2013 - 2014	3-27.5 years
New Mexico	17	SFR	1,219	1,117	1,009	2,126	284	28.6	2013 - 2014	3-27.5 years
New York	12	SFR	1,660	1,858	1,704	3,562	558	90.7	2013 - 2014	3-27.5 years
North Carolina	879	SFR	95,552	118,104	9,509	127,613	8,771	23.3	2013 - 2017	3-27.5 years
Ohio	266	SFR	30,594	40,290	2,372	42,662	2,123	38.1	2013 - 2017	3-27.5 years
Oklahoma	307	SFR	33,823	46,925	1,024	47,949	3,487	27.0	2013 - 2017	3-27.5 years
Oregon	2	SFR	180	149	188	337	24	34.9	2013	3-27.5 years
Pennsylvania	45	SFR	4,781	4,475	3,685	8,160	1,574	64.9	2013 - 2014	3-27.5 years
Rhode Island	16	SFR	1,136	1,413	1,249	2,662	269	57.5	2013 - 2014	3-27.5 years
South Carolina	62	SFR	5,556	5,208	3,118	8,326	1,157	21.6	2013 - 2016	3-27.5 years
Tennessee	1,480	SFR	177,680	217,110	6,860	223,970	13,388	22.5	2013 - 2017	3-27.5 years
Texas	2,016	SFR	237,704	297,327	20,472	317,799	23,819	27.8	2013 - 2017	3-27.5 years
Utah	16	SFR	956	1,541	1,177	2,718	336	50.8	2013 - 2014	3-27.5 years
Vermont	1	SFR	130	149	160	309	98	38.0	2014	3-27.5 years
Virginia	33	SFR	6,591	6,911	2,706	9,617	1,858	32.6	2013 - 2014	3-27.5 years

Washington	16	SFR	2,315	1,968	1,266	3,234	469	41.4	2013 - 2014	3-27.5 years
Wisconsin	10	SFR	806	537	621	1,158	216	57.2	2013 - 2014	3-27.5 years
Total (2)	15,445		$1,731,171	$2,054,570	$214,718	$2,269,288	$156,281	35.0
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate assets:
Beginning balance	$1,873,860	$1,604,648	$1,048,142
Acquisitions through foreclosure	4,935	40,436	206,987
Other acquisitions	469,087	525,983	778,173
Improvements	33,316	40,312	50,182
Cost of real estate sold	(111,910)	(337,519)	(478,836)
Ending balance (1)	$2,269,288	$1,873,860	$1,604,648

Accumulated depreciation and reserves for impairment:
Beginning balance	$104,589	$62,601	$61,716
Depreciation expense	67,175	48,989	20,840
Impairment	12,651	38,764	56,384
Casualty losses, net	552	3,564	—
Real estate sold	(28,686)	(49,329)	(76,339)
Ending balance	$156,281	$104,589	$62,601
___________
(1) The aggregate cost for federal income tax purposes is $2,178.4 million as of December 31, 2018.

Front Yard Residential Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2018
($ in thousands)

Description (Face Value of Loan)	Loan Count	Interest Rate	Maturity	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
$0-49,999	5	3.340% - 8.000%	01/01/2014 - 01/01/2053	$197	$31
$50,000-99,999	11	2.000% - 7.500%	05/01/2033 - 03/01/2054	363	392
$100,000-149,999	9	2.000% - 7.375%	01/01/2035 - 03/01/2057	442	795
$200,000-249,999	9	3.625% - 9.650%	02/01/2035 - 11/01/2047	311	1,791
$250,000+	40	2.000% - 7.625%	05/18/2022 - 04/01/2057	6,759	15,534
Total (2) (3)	74			$8,072	$18,543
_____________

(1)
The majority of the mortgage loans are significantly delinquent and have varying monthly payment requirements. For a complete description of the fair value measurements and the factors that may significantly affect the carrying value of our assets, please see Note 6 to our consolidated financial statements.

(2)	The aggregate cost for federal income tax purposes is $14.1 million as of December 31, 2018.

(3)	The following table sets forth the activity of mortgage loans ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Mortgage loans at fair value at January 1, 2017		$460,444
Mortgage loans held for sale at January 1, 2017		108,036
Beginning balance	$11,477	568,480	$960,534
Change in unrealized gain on mortgage loans	3,157	7,684	(409)
Cost of mortgage loans sold	(1,450)	(521,170)	(84,673)
Mortgage loan payments and escrow recoveries	(324)	(5,500)	(30,596)
Real estate tax advances to borrowers	230	3,763	18,013
Transfer of mortgage loans to held for sale, net	—	—	(195,461)
Selling costs on loans held for sale	(83)	(1,344)	—
Transfer of mortgage loans to real estate owned, net	(4,935)	(40,436)	(206,964)
Ending balance	$8,072	$11,477	$460,444