Form 10-Q
period 2019-03-31
Front Yard Residential Corp
filed 2019-05-08
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(340) 692-0525
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RESI	New York Stock Exchange

As of May 1, 2019, 53,630,204 shares of our common stock were outstanding.

Front Yard Residential Corporation
March 31, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire single-family rental assets for our portfolio, including difficulties in identifying assets to acquire;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•	our ability to successfully perform property management services for our single-family rental assets at the standard and/or the cost that we anticipate;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or asset sales to target single-family rental assets in a timely manner;

•	our ability to sell non-core assets on favorable terms and on a timely basis or at all;

•	the failure to identify unforeseen expenses or material liabilities associated with asset acquisitions through the due diligence process prior to such acquisitions;

•	changes in the market value of our single-family rental properties and real estate owned;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of our third party vendors to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ii

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate held for use:
Land	$394,846	$395,532
Rental residential properties	1,667,962	1,667,939
Real estate owned	33,801	40,496
Total real estate held for use	2,096,609	2,103,967
Less: accumulated depreciation	(154,245)	(137,881)
Total real estate held for use, net	1,942,364	1,966,086
Real estate assets held for sale	42,406	146,921
Mortgage loans at fair value	4,848	8,072
Cash and cash equivalents	43,629	44,186
Restricted cash	38,343	36,974
Accounts receivable	15,428	11,591
Goodwill	13,376	13,376
Prepaid expenses and other assets	40,865	43,045
Total assets	$2,141,259	$2,270,251

Liabilities:
Repurchase and loan agreements	$1,631,979	$1,722,219
Accounts payable and accrued liabilities	66,250	72,672
Payable to AAMC	3,711	3,968
Total liabilities	1,701,940	1,798,859

Commitments and contingencies (Note 8)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,630,204 shares issued and outstanding as of March 31, 2019 and December 31, 2018	536	536
Additional paid-in capital	1,185,251	1,184,132
Accumulated deficit	(727,193)	(700,623)
Accumulated other comprehensive loss	(19,275)	(12,653)
Total equity	439,319	471,392
Total liabilities and equity	$2,141,259	$2,270,251

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues:
Rental revenues	$52,625	$39,765
Total revenues	52,625	39,765
Expenses:
Residential property operating expenses	18,437	13,855
Property management expenses	3,675	2,937
Depreciation and amortization	22,385	19,190
Acquisition and integration costs	2,211	33
Impairment	1,020	7,575
Mortgage loan servicing costs	387	355
Interest expense	21,510	16,063
Share-based compensation	1,119	(414)
General and administrative	5,766	2,673
Management fees to AAMC	3,575	3,790
Total expenses	80,085	66,057
Net gain (loss) on real estate and mortgage loans	8,777	(1,634)
Operating loss	(18,683)	(27,926)
Casualty losses	(393)	—
Insurance recoveries	527	—
Other income	49	576
Loss before income taxes	(18,500)	(27,350)
Income tax expense	8	—
Net loss	$(18,508)	$(27,350)

Loss per share of common stock - basic:
Loss per basic share	$(0.35)	$(0.51)
Weighted average common stock outstanding - basic	53,630,204	53,454,063
Loss per share of common stock - diluted:
Loss per diluted share	$(0.35)	$(0.51)
Weighted average common stock outstanding - diluted	53,630,204	53,454,063

Dividends declared per common share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(18,508)	$(27,350)

Other comprehensive loss:
Change in fair value of interest rate caps	(7,609)	—
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	987	—
Net other comprehensive loss	(6,622)	—

Comprehensive loss	$(25,130)	$(27,350)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount

December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392
Adoption of ASC 842 (Note 1)	—	—	—	96	—	96
Dividends on common stock ($0.15 per share)	—	—	—	(8,158)	—	(8,158)
Share-based compensation	—	—	1,119	—	—	1,119
Change in fair value of cash flow hedging derivatives	—	—	—	—	(6,622)	(6,622)
Net loss	—	—	—	(18,508)	—	(18,508)
March 31, 2019	53,630,204	$536	$1,185,251	$(727,193)	$(19,275)	$439,319

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$—	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	44,187	1	106	—	—	107
Dividends on common stock ($0.15 per share)	—	—	—	(8,071)	—	(8,071)
Share-based compensation	—	—	(414)	—	—	(414)
Net loss	—	—	—	(27,350)	—	(27,350)
March 31, 2018	53,492,137	$535	$1,181,019	$(572,680)	$—	$608,874

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net loss	$(18,508)	$(27,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on real estate and mortgage loans	(8,777)	1,634
Depreciation and amortization	22,385	19,190
Impairment	1,020	7,575
Share-based compensation	1,119	(414)
Amortization of deferred financing costs	1,242	1,357
Casualty losses	393	—
Insurance recoveries	(527)	—
Change in fair value of interest rate cap derivatives in profit or loss	987	—
Changes in operating assets and liabilities:
Accounts receivable	2,131	(3,510)
Deferred leasing costs	(682)	(713)
Prepaid expenses and other assets	438	(551)
Accounts payable and accrued liabilities	(8,951)	(1,565)
Payable to AAMC	(257)	(124)
Net cash used in operating activities	(7,987)	(4,471)
Investing activities:
Investment in real estate	(1,830)	(4,293)
Investment in renovations	(6,615)	(7,493)
Payment of real estate tax advances	(26)	(91)
Proceeds from mortgage loan resolutions and dispositions	451	1,671
Receipt of mortgage loan payments	77	85
Proceeds from dispositions of real estate	114,905	35,799
Proceeds of casualty insurance	1,539	—
Net cash provided by investing activities	108,501	25,678
Financing activities:
Proceeds from exercise of stock options	—	107
Dividends on common stock	(8,045)	(8,021)
Proceeds from repurchase and loan agreements	21,788	—
Repayments of repurchase and loan agreements	(112,856)	(17,575)
Investment in interest rate cap derivative	—	(936)
Principal repayments of finance leases	(175)	—
Payment of financing costs	(414)	(219)
Net cash used in financing activities	(99,702)	(26,644)
Net change in cash, cash equivalents and restricted cash	812	(5,437)
Cash, cash equivalents and restricted cash as of beginning of the period	81,160	161,488
Cash, cash equivalents and restricted cash as of end of the period	$81,972	$156,051

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$19,939	$14,727

Non-cash investing and financing transactions:
Transfer of mortgage loans to (from) real estate owned, net	$3,376	$(137)
Changes in accrued capital expenditures	(2,025)	(748)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	586	(523)
Changes in receivables from real estate owned dispositions	10,364	(648)
Change in other comprehensive loss from cash flow hedges	(6,622)	—
Right-of-use lease assets recognized - operating leases	1,365	—
Right-of-use lease assets recognized - finance leases	893	—
Operating lease liabilities incurred	1,365	—
Finance lease liabilities incurred	893	—
Dividends declared but not paid	8,158	8,069

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2019
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

On August 8, 2018, we acquired a property management firm (our “internal property manager”) and commenced the internalization of our property management function. As of March 31, 2019, we have completed the transition of property management for our SFR properties that were previously externally managed to our internal property management platform. We anticipate that all SFR properties acquired in the future will also be managed internally.

As of March 31, 2019, we had a core rental portfolio of 14,497 homes. In addition, we had 313 rental homes that are identified for future sale, and we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to service these remaining mortgage loans and to manage non-rental real estate owned (“REO”) and certain other properties. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

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

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2018 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2019.

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

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASU 2016-02, as amended, also provides for certain practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. We have applied the amendments in ASU 2016-02 on a modified retrospective transition basis as of January 1, 2019, the effective date of the standard. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases for which we are lessee that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for qualifying leases. We also elected the practical expedient to not separate lease and non-lease components. Effective January 1, 2019, we recognized aggregate right-of-use lease assets as a component of prepaid expenses and other assets and lease liabilities as a component of accounts payable and accrued expenses, resulting in a nominal aggregate transition adjustment to retained earnings. For more information on our leasing activity, see Note 7.

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

2. Asset acquisitions and dispositions

Real estate assets

Real estate acquisitions

During the three months ended March 31, 2019 and 2018, we acquired 14 and 35 SFR properties, respectively, for an aggregate purchase price of $1.8 million and $4.3 million, respectively.

Real estate dispositions

During the three months ended March 31, 2019 and 2018, we sold 576 and 193 properties, respectively. Net proceeds of these sales were $125.3 million and $35.2 million, respectively, and we recorded $15.9 million and $14.3 million, respectively, of net realized gain on sales of real estate, which is recorded as a component of net gain (loss) on real estate and mortgage loans in our condensed consolidated statements of operations.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three months ended March 31, 2019 and 2018, we resolved 8 and 12 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $1.1 million and $1.1 million, respectively, and we recorded a nominal amount and $0.5 million of net realized loss on mortgage loans, respectively, which is recorded as a component of net gain (loss) on real estate and mortgage loans in our condensed consolidated statements of operations.

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three months ended March 31,
	2019	2018
Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$615	$137
Change in fair value, net	116	63
Reclassification to realized gain or loss	(7,859)	(15,708)
Total change in unrealized gain on mortgage loans	(7,128)	(15,508)
Net realized loss on mortgage loans	(38)	(470)
Net realized gain on sales of real estate	15,943	14,344
Net gain (loss) on real estate and mortgage loans	$8,777	$(1,634)

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

March 31, 2019	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	13,788	—	13,788
Listed and ready for rent	260	—	260
Unit turn	378	—	378
Renovation	71	—	71
Total rental properties	14,497
Previous rentals identified for sale	120	193	313
Legacy REO	37	38	75
	14,654	231	14,885
December 31, 2018
Rental Properties:
Leased	13,546	423	13,969
Listed and ready for rent	434	8	442
Unit turn	428	18	446
Renovation	136	2	138
Total rental properties	14,544
Previous rentals identified for sale	158	188	346
Legacy REO	56	48	104
	14,758	687	15,445

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment on real estate

During the three months ended March 31, 2019 and 2018, we recognized no impairment on real estate held for use, and we recognized $1.0 million and $7.6 million, respectively, of impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties (1)
March 31, 2019
Current	19	$1,725	$2,491	$3,726
30 days past due	1	177	195	415
90 days past due	15	497	5,910	5,634
Foreclosure	31	2,449	7,191	9,380
Mortgage loans at fair value	66	$4,848	$15,787	$19,155

December 31, 2018
Current	20	$1,827	$2,701	$4,353
60 days past due	1	115	148	180
90 days past due	17	649	6,019	5,418
Foreclosure	36	5,481	12,376	16,097
Mortgage loans at fair value	74	$8,072	$21,244	$26,048
________

(1)	The market value of the underlying properties are estimated based on BPOs.

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2019
Recurring basis (assets)
Mortgage loans at fair value	$4,848	$—	$—	$4,848
Interest rate cap derivatives (1)	6,758	—	6,758	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,631,979	—	1,643,400	—

December 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$8,072	$—	$—	$8,072
Interest rate cap derivatives (1)	14,367	—	14,367	—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,722,219	—	1,734,152	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the three months ended March 31, 2019 or during the year ended December 31, 2018.

The fair values of our mortgage loans are estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of our interest rate cap derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

The following table sets forth the changes in our mortgage loans during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three months ended March 31,
	2019	2018
Mortgage loans at fair value, beginning balance	$8,072	$11,477
Net gain (loss) on mortgage loans	1,240	(115)
Mortgage loan dispositions, resolutions and payments	(1,100)	(1,223)
Real estate tax advances to borrowers	12	81
Selling costs on loans held for sale	—	(83)
Transfer of mortgage loans to real estate owned, net	(3,376)	137
Mortgage loans at fair value, ending balance	$4,848	$10,274

Change in unrealized gain (loss) on mortgage loans at fair value held at the end of the period	$2	$(137)

The significant unobservable inputs used in the fair value measurement of certain of the remaining mortgage loans are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	March 31, 2019	December 31, 2018
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-1.04% to 17.24%	-0.55% to 16.79%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	38.4% to 100%	38.8% to 100%
Loan resolution probabilities — paid in full	0% to 61.6%	0% to 61.2%
Loan resolution timelines (in years)	0.1 to 6.1	0.1 to 6.1
Value of underlying properties	$50,000 to $1,500,000	$50,000 to $2,500,000

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of March 31, 2019, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.51%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
March 31, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%	(1)	$104,145	$250,000	$145,855	$108,375
Nomura Loan Agreement	4/5/2020	(2)	1-month LIBOR + 3.00%	(2)	29,155	250,000	220,845	45,467
HOME II Loan Agreement	11/9/2019	(3)	1-month LIBOR + 2.10%	(4)	83,270	83,270	—	99,771
HOME III Loan Agreement	11/9/2019	(3)	1-month LIBOR + 2.10%	(4)	89,150	89,150	—	110,851
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	144,451
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	145,487
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	113,009
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	581,891
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(5)	504,986	504,986	—	605,038
					1,647,979	$2,014,679	$366,700	$1,954,340
Less: unamortized loan discounts					(4,579)
Less: deferred debt issuance costs					(11,421)
					$1,631,979

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)
On April 26, 2019, we amended the CS Repurchase Agreement to, among other things, reduce the interest rate spread over one-month LIBOR to 2.30% for funding under the facility secured by rental properties.

(2)	On April 5, 2019, we amended the Nomura Loan Agreement to, among other things, revise the maturity date to April 3, 2020 and reduce the interest rate spread over one-month LIBOR to 2.30%.

(3)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(4)	The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 11.

(5)	The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 11.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse AG (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. We may be required to repay a portion of the amounts outstanding under the CS Repurchase Agreement should the loan-to-value ratio of the funded collateral decline. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

On April 26, 2019, we amended the CS Repurchase agreement to, among other things, reduce the interest rate spread over one-month LIBOR to 2.30% for funding under the facility secured by rental properties and to reduce the fee structure of the facility.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of March 31, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, of which $150.0 million was uncommitted but available to us subject to our meeting certain eligibility requirements.

On April 5, 2019, we amended the Nomura Loan Agreement to, among other things, revise the maturity date to April 3, 2020, reduce the interest rate spread over one-month LIBOR to 2.30% and make the entire maximum funding capacity of $250.0 million uncommitted but available to us subject to our meeting certain eligibility requirements.

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

Seller Financing Arrangements

We have entered into the following facilities, each of which were initially seller financing arrangements:

•
In connection with the seller financing related to the an acquisition of SFR properties on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), entered into the HOME II Loan Agreement with entities sponsored by Amherst Holdings, LLC (“Amherst”). On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement. See Note 11.

•
In connection with the seller financing related to an acquisition of SFR properties on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement. See Note 11.

•
In connection with the seller financing related to an acquisition of SFR properties on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”), entered into two separate loan agreements with entities sponsored by Amherst (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements were acquired by MetLife on November 29, 2017.

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

Term Loan Agreement

On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $5.1 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of March 31, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $7.8 million and $8.2 million in escrow for future payments of property taxes, insurance, HOA dues and repairs and maintenance as of March 31, 2019 and December 31, 2018, respectively.

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

7. Leases

Front Yard as Lessor

Our primary business is to lease single-family homes to families throughout the United States. Our leases to tenants generally have a term of one to two years with potential extensions, including month-to-month leases after the initial term. These leases are classified as operating leases.

Future contractual rents for the 13,788 properties that were leased as of March 31, 2019 are as follows ($ in thousands):

2019 (1)	$87,275
2020	14,368
2021	1,194
2022	41
2023	—
Thereafter	—
$102,878
_____________

(1)	Excludes the three months ended March 31, 2019.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

Our office leases, which are operating leases, are generally for terms of one to five years and generally include renewal options, which we include in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, taxes and insurance, each of which vary from period to period and are therefore expensed as incurred. As of March 31, 2019, we applied a discount rate of 4.53% to our office leases, which is consistent with our financing of real estate assets under our repurchase and loan agreements, and our weighted average remaining lease term was 2.5 years.

During the three months ended March 31, 2019, our operating leases resulted in rent expense of $0.1 million related to long-term leases and a nominal amount related to short-term leases as well as a nominal amount of common area maintenance expense, which is allocated amongst property management expenses and general and administrative expenses. At March 31, 2019, we had operating lease right-of-use assets of $1.2 million.

The following table presents a maturity analysis of our operating leases as of March 31, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$414
2020	557
2021	195
2022	95
2023	—
Thereafter	—
Total lease payments	1,261
Less: interest	67
Lease liabilities	$1,194
_____________

(1)	Excludes the three months ended March 31, 2019.

Finance Leases

Our vehicle leases, which are finance leases, are each for an initial term of 36 months with the option to renew on a month-to-month basis. In determining our lease right-of-use assets and lease liabilities, we include such future month-to-month extensions based on our historical average period of use for our vehicles. We have elected to combine the lease and non-lease components, which relate primarily to maintenance services. At March 31, 2019, the weighted average discount rate applied to our vehicle leases was 7.6% based on the rates implied in the individual lease agreements and our weighted average remaining lease term was 3.9 years.

During the three months ended March 31, 2019, our finance leases resulted in $0.1 million of amortization of our lease right-of-use assets, which we include as a component of property management expenses, and a nominal amount of interest expense from our lease liabilities. At March 31, 2019, we had finance lease right-of-use assets of $2.4 million.

The following table presents a maturity analysis of our finance leases as of March 31, 2019 ($ in thousands):

Finance Lease Liabilities
2019 (1)	$603
2020	651
2021	542
2022	115
2023	50
Thereafter	—
Total lease payments	1,961
Less: interest	191
Lease liabilities	$1,770
_____________

(1)	Excludes the three months ended March 31, 2019.

8. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2018. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. We do not currently have any reserves for our legal proceedings. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

On February 26, 2019, the Court granted plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended and Restated Complaint in its entirety. Plaintiffs have until May 13, 2019 to file their opposition to the motion to dismiss, and Defendants have until May 31, 2019 to file their reply in support of the motion.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Potential purchase price adjustments of certain acquired properties

Certain of the properties we acquired on November 29, 2017 are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price, or an aggregate of up to $18.3 million, related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates of the properties are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial purchase price related to such properties at this time.

9. Related-Party Transactions

Asset management agreement with AAMC

On March 31, 2015, we entered into an asset management agreement (the “AMA”) with AAMC. The AMA, which became effective on April 1, 2015, provides for a management fee structure as follows:

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

On May 7, 2019, we amended and restated the AMA with AAMC to, among other things, amend the management fee structure to prioritize our funds from operations, provide an aggregate fee cap to control general and administrative expenses as we grow and change the termination provisions of the AMA to provide more flexibility to us and add clarity to the termination fees payable upon termination. See Note 15 for additional details.

If our asset management agreement with AAMC were terminated, our financial position and future prospects for revenues and growth could be materially adversely affected.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended March 31,
	2019	2018
Base management fees (1)	$3,546	$3,727
Conversion fees (1)	29	63
Expense reimbursements (2)	328	262
______________

(1)	Included in management fees to AAMC in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

No incentive management fee under the AMA has been payable to AAMC to date because our return on invested capital (as defined in the AMA) has been below the cumulative required hurdle rate.

10. Share-Based Payments

2016 Equity Incentive Plan

Our non-management directors each received annual grants of restricted stock units issued under the Company's 2016 Equity Incentive Plan (the “2016 Equity Incentive Plan”). These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $75,000 for the 2018-2019 service year on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

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

On March 29, 2019, we granted an aggregate of 419,657 service-based restricted stock units and 280,320 market-based restricted stock units to certain of our employees and employees of AAMC with a weighted average grant date fair value of $9.27 per share and $7.39 per share, respectively.

We recorded $1.1 million and $(0.4) million of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had $8.9 million and $4.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the 2016 Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.2 years and 1.0 year, respectively.

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

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of March 31, 2019, options to purchase an aggregate of 43,499 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. The interest rate caps we currently hold have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that $4.6 million will be reclassified to interest expense.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during three months ended March 31, 2019 or 2018. Prior to the fourth quarter of 2018, none of our derivatives were designated as hedges.

The table below summarizes our interest rate cap instruments as of March 31, 2019 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Non-Designated Hedges

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of a previous loan agreement. The interest rate cap had a strike rate on one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. During the three months ended March 31, 2018, we recognized $0.2 million of interest expense related to changes in the fair value of this interest rate cap.

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$6,758	$14,367
Total		$6,758	$14,367

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended March 31,			Three Months ended March 31,		Three Months ended March 31,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(7,609)	$—	Interest expense	$(987)	$—	$21,510	$16,063

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Three Months ended March 31,
		2019	2018
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(168)

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through March 31, 2019, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of March 31, 2019 and 2018, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three months ended March 31, 2019 and 2018.

13. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2019	2018
Numerator
Net loss	$(18,508)	$(27,350)

Denominator
Weighted average common stock outstanding – basic	53,630,204	53,454,063
Weighted average common stock outstanding – diluted	53,630,204	53,454,063

Loss per basic common share	$(0.35)	$(0.51)
Loss per diluted common share	$(0.35)	$(0.51)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended March 31,
	2019	2018
Denominator (in weighted-average shares)
Stock options	47,949	99,974
Restricted stock	321,637	208,754

Pursuant to the AMA, we have the flexibility to pay up to 25% of the incentive management fee to AAMC in shares of our common stock. Should we choose to do so, our earnings available to common stockholders would be diluted to the extent of such issuance. Because AAMC did not earn any incentive management fees, no dilutive effect occurred during the three months ended March 31, 2019 or 2018.

14. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

15. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these condensed consolidated interim financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Front Yard and AAMC entered into an amended and restated asset management agreement (the “Amended AMA”) on May 7, 2019 (the “Effective Date”). The Amended AMA amends and restates, in its entirety, the asset management agreement previously entered into on March 31, 2015, as amended on April 7, 2015. The Amended AMA has an initial term of five years and will renew automatically each year thereafter for an additional one-year term, subject in each case to the termination provisions further described below.

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•	Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to AAMC as follows:

◦
Initially, commencing on the Effective Date and until the Reset Date (as defined below), the quarterly Base Management Fee will be (i) $3,584,000 (the “Minimum Base Fee”) plus (ii) an additional amount (the “Additional Base Fee”), if any, of 50% of the amount by which Front Yard's per share Adjusted AFFO (as defined in the Amended AMA) for the quarter exceeds $0.15 per share (provided that the Base Management Fee for any calendar quarter prior to the Reset Date cannot be less than the Minimum Base Fee or greater than $5,250,000). Beginning in 2021, the Base Management Fee may be reduced, but not below the Minimum Base Fee, in the fourth quarter of each year by the amount that Front Yard's AFFO (as defined below) on a per share basis is less than an aggregate of $0.60 for the applicable calendar year (the “AFFO Adjustment Amount”); and

◦
Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 1/4 of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

Gross Real Estate Assets (1)	Annual Base Fee Floor	Manager Base Fee Percentage	Gross Real Estate Assets Floor
Up to $2,750,000,000	$21,000,000	0.325%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$22,625,000	0.275%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$24,000,000	0.250%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$25,875,000	0.175%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$27,625,000	0.125%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$28,875,000	0.100%	$6,000,000,000
Thereafter	$29,875,000	0.050%	$7,000,000,000
_______________

(1)
Gross Real Estate Assets is generally defined as the aggregate book value of all residential real estate assets owned by Front Yard and its subsidiaries before reserves for depreciation, impairment or other non-cash reserves as computed in accordance with GAAP.

In determining the Base Management Fee, “AFFO” is generally calculated as GAAP net income (or loss) adjusted for (i) gains or losses from debt restructuring and sales of property; (ii) depreciation, amortization and impairment on residential real estate assets; (iii) unconsolidated partnerships and joint ventures; (iv) acquisition and related expenses, equity based compensation expenses and other non-recurring or non-cash items; (v) recurring capital expenditures on all real estate assets and (vi) the cost of leasing commissions.

For any partial quarter during the term of the Amended AMA, the Base Management Fee is subject to proration based on the number of calendar days under the Amended AMA in such period.

•
Incentive Fee. AAMC may earn an annual Incentive Fee to the extent that Front Yard's AFFO exceeds certain performance thresholds. The annual Incentive Fee, if any, shall be an amount equal to 20% of the amount by which Front Yard's AFFO for the calendar year (after the deduction of Base Management Fees but prior to the deduction of Incentive Fees) exceeds 5% of Gross Shareholder Equity (as defined below).

In each calendar year, the Incentive Fee will be limited to the extent that any portion of the Incentive Fee for such calendar year (after taking into account any AFFO Adjustment Amount and the payment of the Incentive Fee) would cause the AFFO per share for such calendar year to be less than $0.60 (the “Incentive Fee Adjustment”). For any partial calendar year under the Amended AMA, the Incentive Fee amount (and Incentive Fee Adjustment, if any) for that partial calendar year is subject to proration based on the number of calendar days of the year that the Amended AMA is in effect.

Gross Shareholder Equity for purposes of the Amended AMA is generally defined as the arithmetic average of all shareholder equity as computed in accordance with GAAP and adding back all accumulated depreciation and changes due to non-cash valuations (including those recorded as a component of accumulated other comprehensive income) and other non-cash adjustments, in each case, as of the first day of such calendar year, the first day of each of the second, third and fourth calendar quarters of such calendar year and the first day of the succeeding calendar year.

Front Yard has the flexibility to pay up to 25% of the annual Incentive Fee to AAMC in shares of its common stock, subject to certain conditions specified in the Amended AMA.

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to AAMC in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

•	For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to AAMC shall not exceed $21,000,000; or

•
For any calendar year in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to AAMC shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

Gross Real Estate Assets	Aggregate Fee Floor	Aggregate Fee Percentage	Gross Real Estate Assets Floor
$2,250,000,000 – $2,750,000,000	$21,000,000	0.650%	$2,250,000,000
$2,750,000,000 – $3,250,000,000	$24,250,000	0.600%	$2,750,000,000
$3,250,000,000 – $4,000,000,000	$27,250,000	0.500%	$3,250,000,000
$4,000,000,000 – $5,000,000,000	$31,000,000	0.450%	$4,000,000,000
$5,000,000,000 – $6,000,000,000	$35,500,000	0.250%	$5,000,000,000
$6,000,000,000 – $7,000,000,000	$38,000,000	0.125%	$6,000,000,000
Thereafter	$39,250,000	0.100%	$7,000,000,000

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and four specified employees who are contemplated to become employees of Front Yard after the effective date of the Amended AMA. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable out-of-pocket costs and expenses.

Termination Provisions

The Amended AMA may be terminated without cause (i) by Front Yard for any reason, or no reason, or (ii) by Front Yard or AAMC in connection with the expiration of the initial term or any renewal term, in either case with 180 days' prior written notice. If the Amended AMA is terminated by Front Yard without cause or in connection with the expiration of the initial term or any renewal term, Front Yard shall pay a termination fee (the “Termination Fee”) to AAMC in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years (including any such prior years that may have occurred prior to the Effective Date). Upon any such termination by Front Yard, Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

If the Termination Fee becomes payable (except in connection with a termination by AAMC for cause, which would require the payment of the entire Termination Fee in cash), at least 50% of the Termination Fee must be paid in cash on the termination date and the remainder of the Termination Fee may be paid, at Front Yard’s option, either in cash or, subject to certain conditions specified in the Amended AMA, in Front Yard common stock in up to 3 equal quarterly installments (without interest) on each of the six-, nine- and twelve-month anniversaries of the termination date until the Termination Fee has been paid in full.

Front Yard may also terminate the Amended AMA, without the payment of a Termination Fee, upon a change of control of AAMC as described in the Amended AMA and “for cause” upon the occurrence of certain events including, without limitation, a final judgment that AAMC or any of its agents, assignees or controlled affiliates has committed a felony or materially violated securities laws; AAMC’s bankruptcy; the liquidation or dissolution of AAMC; a court determination that AAMC has committed fraud or embezzled funds from Front Yard; a failure of Front Yard to qualify as a REIT as a result of any action or inaction of AAMC; an uncured material breach of a material provision of the Amended AMA; or receipt of certain qualified opinions from AAMC or Front Yard's independent public accounting firm that (i) with respect to such opinions relating to AAMC, are reasonably expected to materially adversely affect either AAMC’s ability to perform under the Amended AMA or Front Yard, or (ii) with respect to such opinions relating to Front Yard, such opinions are a result of AAMC's actions or inaction; in each case, subject to the exceptions and conditions set forth in the Amended AMA. AAMC may terminate the Amended AMA upon an uncured default by Front Yard under the Amended AMA and receive the Termination Fee. A termination “for cause” may be effected by Front Yard with 30 days' written notice or by AAMC with 60 days' written notice. Upon any termination by Front Yard “for cause,” Front Yard shall have the right, at its option, to license certain intellectual property and technology assets from AAMC.

Transition Following Termination

Following any termination of the Amended AMA, AAMC is required to cooperate in executing an orderly transition to a new manager or otherwise in accordance with Front Yard’s direction including by providing transition services as requested by Front Yard for up to one (1) year after termination or such longer period as may be mutually agreed (including by assisting Front Yard with the recruiting, hiring and/or training of new replacement employees) at cost (but not more than the Base Management Fee at the time of termination).

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

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries. We conduct a single-family rental (“SFR”) business with the objective of becoming one of the top SFR equity REITs serving American families and their communities.

Our strategy is to build long-term stockholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market and that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. We believe affordable SFR homes are in short supply with around 17 million families currently renting, of which only approximately 2% are institutionally managed. By being in the affordable SFR space, we provide a viable solution for the underserved affordable, working‐class housing market by giving an important alternative to families who cannot afford or do not want to own their home. We target the moderately priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

In order to capitalize on this opportunity, we are focused on (i) maximizing the scale and operating efficiencies of our internal property management platform; (ii) identifying and acquiring large portfolios and smaller pools of high-yielding SFR properties; (iii) selling certain rental and non-rental real estate owned (“REO”) properties that do not meet our targeted rental criteria and mortgage loans to generate cash that we may reinvest in acquiring additional SFR properties and (iv) when deemed necessary or advisable, extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio and, at times, reducing our exposure to floating interest rate fluctuations.

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

Management Overview

During the first quarter of 2019 and beyond, we continued to build long-term value for our stockholders through execution of our strategic objectives, including the renegotiation of the asset management agreement with AAMC, the completion of the internalization of our property management and the continued disposition of non-core assets.

On May 7, 2019, we amended and restated our asset management agreement with AAMC (the “Amended AMA”). We believe the Amended AMA provides an improved fee structure that we believe further aligns interests between Front Yard and AAMC. The management fees payable under the Amended AMA are subject to ongoing performance thresholds and an aggregate fee cap aimed to prevent such fees from increasing our general and administrative expenses above industry standards based on the size of our gross real estate asset base. The Amended AMA also provides provides us more flexibility in return for a termination fee to AAMC that we believe reflects industry norms. For further details of the Amended AMA, refer to Item 1 - Financial Statements (Unaudited) - Note 15, “Subsequent Events.”

As of March 31, 2019, the internalization of our property management function has been completed with more than 14,000 of our rental properties managed on our internal platform. We now have direct control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which has enhanced our ability to control costs and generate long-term returns to our stockholders. The transition to internal property management has also provided us with the opportunity to continue developing our brand and enhancing our residents' experience. Over time, we expect to develop a nationally recognized brand that is known for consistent quality at affordable prices. We believe that with the completion of the internalization, we are well positioned to continue improving upon our operating efficiencies as we refine our internal property management platform and grow our rental portfolio.

We have continued to optimize the performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. On February 8, 2019, we sold a portfolio of 444 such rental homes to a third party purchaser for an aggregate sales price of $102.9 million, resulting in a net realized gain of approximately $4.6 million. During the quarter ended March 31, 2019, we also sold 103 non-core rental homes on an individual basis, and we have identified 313 additional non-core rental properties for sale as of March 31, 2019. In addition, we disposed of 29 non-rental REO properties, bringing the remaining non-rental REO properties to be sold to 75. We believe these non-core property sales will allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

We also have continued to improve our financing structures. On April 5, 2019 we amended our loan agreement (the “Nomura Loan Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30%, improve certain advance rates and modify the facility's fee structure, resulting in a net reduction of fees to us. In addition, on April 26, 2019, we amended our repurchase agreement (the “CS Repurchase Agreement”) with Credit Suisse AG (“CS”) to reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30% for funding under the facility secured by rental properties and reduce the fee structure of the facility. These enhancements to our short-term facilities will result in interest savings while also providing us with additional flexibility in deploying our capital.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
March 31, 2019	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,788	—	13,788	—	13,788
Listed and ready for rent	241	19	260	—	260
Unit turn	378	—	378	—	378
Renovation	—	71	71	—	71
Total rental portfolio	14,407	90	14,497
Previous rentals identified for sale	—	120	120	193	313
Legacy REO	—	37	37	38	75
	14,407	247	14,654	231	14,885
December 31, 2018
Rental properties:
Leased	13,546	—	13,546	423	13,969
Listed and ready for rent	409	25	434	8	442
Unit turn	428	—	428	18	446
Renovation	—	136	136	2	138
Total rental portfolio	14,383	161	14,544
Previous rentals identified for sale	—	158	158	188	346
Legacy REO	—	56	56	48	104
	14,383	375	14,758	687	15,445

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At March 31, 2019, 95.7% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of March 31, 2019 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	4,353	$477,497	37
Florida	2,108	312,134	41
Texas	1,961	284,617	29
Tennessee	1,474	207,719	24
North Carolina	868	117,054	26
Alabama	722	81,894	42
Indiana	668	84,279	24
Minnesota	488	73,629	88
Missouri	436	63,037	41
Oklahoma	305	43,798	28
All other rentals	1,114	165,089	36
Total rental portfolio	14,497	1,910,747	36
Rental properties held for sale	120	15,835	54
Previous rentals identified for sale	193	31,970	48
Legacy REO	75	26,218	50
Total	14,885	$1,984,770	36
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

(2)
The carrying value of certain properties acquired on November 29, 2017 are included based upon the initial purchase price, certain of which are subject to potential purchase price adjustment provisions as set forth in the purchase and sale agreement. For additional information, refer to the “Liquidity and Capital Resources - Potential Purchase Price Adjustments of Certain Acquired Properties” section below.

Real Estate Acquisitions

During the three months ended March 31, 2019 and 2018, we acquired 14 and 35 SFR properties, respectively, for an aggregate purchase price of $1.8 million and $4.3 million, respectively.

Real Estate Dispositions

During the three months ended March 31, 2019 and 2018, we sold 576 and 193 properties, respectively, and we recorded $15.9 million and $14.3 million, respectively, of net realized gain on sales of real estate.

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended March 31,
	2019	2018
Beginning count of real estate assets	15,445	12,574
Acquisitions	14	35
Dispositions	(576)	(193)
Other additions	2	—
Ending count of real estate assets	14,885	12,416

Mortgage Loan Assets

As of March 31, 2019, we had 66 remaining mortgage loans with an aggregate UPB of approximately $15.8 million, an aggregate market value of underlying properties of approximately $19.2 million and a carrying value of $4.8 million. As of December 31, 2018, we had 74 mortgage loans with an aggregate UPB of approximately $21.2 million, an aggregate market value of underlying properties of $26.0 million and a carrying value of $8.1 million.

Mortgage Loan Resolutions and Dispositions

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended March 31,
	2019	2018
Mortgage Loans at Fair Value
Beginning	74	111
Resolutions and dispositions	(8)	(12)
Ending	66	99

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one to two years. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,204 per home for the 13,788 stabilized properties that were leased at March 31, 2019.

Our investment strategy is to develop a portfolio of SFR properties in the United States that provides attractive risk-adjusted returns on invested capital. In determining which properties we retain for our rental portfolio, we consider various objective and subjective factors, including but not limited to gross and net rental yields, property values, renovation costs, location in relation to our coverage area, property type, HOA covenants, potential future appreciation and neighborhood amenities.

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses such as expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance, HOA dues and certain personnel cost for repair and maintenance employees.

ii.
Property management expenses. Property management expenses include certain personnel costs of property management employees and other costs incurred in the oversight and management of our portfolio of homes.

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

v.	Impairment. Impairment represents the amount by which we estimate the carrying amount of a property will not be recoverable.

vi.	Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance.

vii.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

viii.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued pursuant to our authorized share-based compensation plans.

ix.
General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including compensation and benefits of certain employees. In addition, general administrative expenses include expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and certain out-of-pocket expenses incurred by AAMC on our behalf.

x.
Management fees to AAMC. Management fees paid to AAMC consist of a base management fee of 2% of our invested capital (as defined in the AMA), a conversion fee for assets that are converted to SFR properties during each quarter and an incentive management fee calculated as 25% of our return on invested capital that exceeds a minimum threshold for each period. For information regarding our management fees to AAMC effective from May 7, 2019, refer to Item 1 - Financial Statements (Unaudited) - Note 15, “Subsequent Events.”

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

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2019 versus the three months ended March 31, 2018. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Rental revenues

Rental revenues increased to $52.6 million for the three months ended March 31, 2019 compared to $39.8 million for the three months ended March 31, 2018. This increase is primarily attributable to an increase in the average number of leased properties to 13,667 for the three months ended March 31, 2019 from 10,970 for the three months ended March 31, 2018. We expect to generate increasing rental revenues as we continue to acquire, renovate, list and rent additional residential rental properties. Our rental revenues will depend primarily on the number of SFR properties in our portfolio as well as changes in the occupancy levels and rental rates for our residential rental properties. Because our lease terms generally are expected to be one to two years, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties.

Residential property operating expenses

Residential property operating expenses increased to $18.4 million for the three months ended March 31, 2019 from $13.9 million for the three months ended March 31, 2018. This increase is primarily due to an increased total number of properties in our real estate portfolio, partially offset by (i) our having fewer non-rental REO properties and (ii) a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. During the three months ended March 31, 2019, our average count of properties in our rental portfolio increased to 14,521 properties, including 13,667 average leased properties, compared to 11,965 properties, including 10,970 average leased properties, during the three months ended March 31, 2018.

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

Property management expenses

Property management expenses increased to $3.7 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. This increase is primarily due to growth in the number of properties in our real estate portfolio.

Depreciation and amortization

We incurred $22.4 million in depreciation and amortization for the three months ended March 31, 2019 compared to $19.2 million for the three months ended March 31, 2018. This increase is primarily due to growth in our rental portfolio. During the three months ended March 31, 2019, the average count of properties in our rental portfolio increased to 14,521 properties compared to 11,965 properties during the three months ended March 31, 2018. We expect to incur increasing depreciation and amortization as we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $2.5 million of lease-in-place intangible asset amortization for the three months ended March 31, 2019 compared to $3.0 million for the three months ended March 31, 2018.

Acquisition and integration costs

We incurred $2.2 million of acquisition and integration costs for the three months ended March 31, 2019 compared to $33,000 for the three months ended March 31, 2018, respectively. The increase is primarily driven by approximately $2.0 million of duplicative or non-recurring costs associated with the internalization of our property management function incurred in the first quarter of 2019.

Impairment

We recognized $1.0 million of impairment on our real estate assets for the three months ended March 31, 2019 compared to $7.6 million for the three months ended March 31, 2018, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO in our portfolio.

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

Mortgage loan servicing costs

We incurred $0.4 million of mortgage loan servicing costs for each of the three months ended March 31, 2019 and 2018. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense increased to $21.5 million for the three months ended March 31, 2019 from $16.1 million for the three months ended March 31, 2018. The increase was driven by increased average borrowings under our repurchase and loan agreements as well as increases in the variable component of our contractual interest rates, partially offset by decreases in the fixed component of our contractual interest rates achieved through amendment or refinance of certain of our debt. This increase also includes non-cash interest expense related to our interest rate cap derivatives, which increased to $1.0 million from $0.2 million for the three months ended March 31, 2019 and 2018, respectively, due to our entry into three interest rate caps during the fourth quarter of 2018.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $1.1 million for the three months ended March 31, 2019 compared to $(0.4) million for the three months ended March 31, 2018. Prior to the second quarter of 2018, our share-based compensation awarded to employees of AAMC fluctuated with changes in the market value of our common stock, among other factors. In the second quarter of 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07: Compensation - Stock Compensation (Topic 718), which we adopted on April 1, 2018. This adoption resulted in (i) the fair value of share-based compensation awards granted to management of AAMC prior to April 1, 2018 being fixed at the transition date fair value and (ii) the fair value of awards granted subsequent to April 1, 2018 to be measured at the grant date fair value, thus eliminating periodic fluctuations of share-based compensation expense that previously arose from changes in our common stock price.

General and administrative expenses

General and administrative expenses increased to $5.8 million from $2.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase was driven by (i) ongoing non-ordinary course securities litigation costs and expenses related to the contested proxy related to our 2019 Annual Meeting of Stockholders; (ii) costs associated with the newly internalized property management function, such as occupancy costs and certain support function employee salaries and benefits; and (iii) costs associated with renegotiating the AMA.

Management fees

Pursuant to the AMA, we incurred base management fees to AAMC of $3.5 million during the three months ended March 31, 2019 compared to $3.7 million during the three months ended March 31, 2018. The decrease in base management fees is primarily driven by a reduction in our average invested capital (as defined in the AMA).

We incurred conversion fees to AAMC of $29,000 during the three months ended March 31, 2019 compared to $63,000 during the three months ended March 31, 2018. Conversion fees have fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Due to our entry into the Amended AMA, we expect that the management fees will increase over time but at a lower rate as we grow SFR properties in our portfolio, and we will no longer pay conversion fees to AAMC.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three months ended March 31, 2019 and 2018 ($ in thousands):

	Three months ended March 31,
	2019	2018
Change in unrealized gain on mortgage loans due to:
Conversion of mortgage loans to REO, net	$615	$137
Change in fair value, net	116	63
Reclassification to realized gain or loss	(7,859)	(15,708)
Total change in unrealized gain on mortgage loans	(7,128)	(15,508)
Net realized loss on mortgage loans	(38)	(470)
Net realized gain on sales of real estate	15,943	14,344
Net gain (loss) on real estate and mortgage loans	$8,777	$(1,634)

The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience losses on our remaining mortgage loans in future periods.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $43.6 million compared to $44.2 million as of December 31, 2018. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, cash generated from our rental portfolio and liquidations of non-core assets. We expect that our existing business strategy will require additional debt and/or equity financing. Our Manager continues to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental portfolio, funding distributions to our stockholders, paying fees to AAMC under the AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
March 31, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%	(1)	$104,145	$250,000	$145,855	$108,375
Nomura Loan Agreement	4/5/2020	(2)	1-month LIBOR + 3.00%	(2)	29,155	250,000	220,845	45,467
HOME II Loan Agreement	11/9/2019	(3)	1-month LIBOR + 2.10%	(4)	83,270	83,270	—	99,771
HOME III Loan Agreement	11/9/2019	(3)	1-month LIBOR + 2.10%	(4)	89,150	89,150	—	110,851
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	144,451
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	145,487
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	113,009
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	581,891
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(5)	504,986	504,986	—	605,038
					1,647,979	$2,014,679	$366,700	$1,954,340
Less: unamortized loan discounts					(4,579)
Less: deferred debt issuance costs					(11,421)
					$1,631,979

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)
On April 26, 2019, we amended the CS Repurchase Agreement to, among other things, reduce the interest rate spread over one-month LIBOR to 2.30% for funding under the facility secured by rental properties.

(2)	On April 5, 2019, we amended the Nomura Loan Agreement to, among other things, revise the maturity date to April 3, 2020 and reduce the interest rate spread over one-month LIBOR to 2.30%.

(3)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(1)	The interest rate is capped at 4.40% under an interest rate cap derivative.

(2)	The interest rate is capped at 4.30% under an interest rate cap derivative.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

CS is the lender on the repurchase agreement entered into on March 22, 2013, which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying mortgage or REO assets on our behalf, or the trust will directly sell such underlying mortgage assets. We may be required to repay a portion of the amounts outstanding under the CS Repurchase Agreement should the loan-to-value ratio of the funded collateral decline. The price paid by the lender for each mortgage or REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the mortgage or REO asset and, in the case of mortgage assets, may depend on its delinquency status. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

On April 26, 2019, we amended the CS Repurchase agreement to, among other things, reduce the interest rate spread over one-month LIBOR to 2.30% for funding under the facility secured by rental properties and to reduce the fee structure of the facility.

Nomura Loan Agreement

Nomura is the lender under a loan agreement dated April 10, 2015, which has been amended on several occasions. As of March 31, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, of which $150.0 million was uncommitted but available to us subject to our meeting certain eligibility requirements.

On April 5, 2019, we amended the Nomura Loan Agreement to, among other things, revise the maturity date to April 3, 2020, reduce the interest rate spread over one-month LIBOR to 2.30% and make the entire maximum funding capacity of $250.0 million uncommitted but available to us subject to our meeting certain eligibility requirements.

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

Seller Financing Arrangements

We have entered into the following facilities, each of which were initially seller financing arrangements:

•
In connection with the seller financing related to the an acquisition of SFR properties on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), entered into the HOME II Loan Agreement with entities sponsored by Amherst Holdings, LLC (“Amherst”). On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME II Loan Agreement.

•
In connection with the seller financing related to an acquisition of SFR properties on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

On October 16, 2018, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the HOME III Loan Agreement.

•
In connection with the seller financing related to an acquisition of SFR properties on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”), entered into two separate loan agreements with entities sponsored by Amherst (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements were acquired by MetLife on November 29, 2017.

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

Term Loan Agreement

On April 6, 2017, RESI TL1 Borrower, LLC (“TL1 Borrower”), our wholly owned subsidiary, entered into a credit and security agreement (the “Term Loan Agreement”) with American Money Management Corporation, as agent, on behalf of Great American Life Insurance Company and Great American Insurance Company as initial lenders, and each other lender added from time to time as a party to the Term Loan Agreement. We may be required to make prepayments of a portion of the amounts outstanding under the Term Loan Agreement under certain circumstances, including certain levels of declines in collateral value.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $5.1 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of March 31, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $7.8 million and $8.2 million in escrow for future payments of property taxes, HOA dues and repairs and maintenance as of March 31, 2019 and December 31, 2018, respectively.

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

Advance Rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 57.8% of estimated fair value at March 31, 2019. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut ranges from 10% to 25%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement increased to 11.8% of the estimated fair value (based on BPOs) of such assets at March 31, 2019 from 11.1% at December 31, 2018. The haircut applied will vary from period to period dependent upon the assets that serve as collateral under the CS and Nomura agreements. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

Effective April 5, 2019, a haircut will no longer be applied to the estimated fair value of stabilized assets serving as collateral under the Nomura Loan Agreement.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2018 to March 31, 2019 is primarily due to reductions of debt upon the liquidation of non-core property sales, including our application of the proceeds of the February 8, 2019 sale of 444 properties to pay down the CS Loan Agreement.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended March 31, 2019, December 31, 2018 and March 31, 2018 ($ in thousands):

	Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Balance at end of period	$1,647,979	$1,739,048	$1,264,853
Maximum month end balance outstanding during the period	1,743,383	1,739,048	1,276,161
Weighted average quarterly balance	1,687,266	1,718,342	1,274,715
Amount of available funding at end of period	366,700	275,849	325,617

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At March 31, 2019, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Potential Purchase Price Adjustments of Certain Acquired Properties

Certain of the properties we acquired on November 29, 2017 are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price, or an aggregate of up to $18.3 million, related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. Because such future rental rates of the properties are unknown, we are unable to predict the ultimate adjustments, if any, that will be made to the initial purchase price related to such properties at this time.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three Months ended March 31,
	2019	2018
Net cash used in operating activities	$(7,987)	$(4,471)
Net cash provided by investing activities	108,501	25,678
Net cash used in financing activities	(99,702)	(26,644)
Total cash flows	$812	$(5,437)

Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of net payments of accounts payable and accrued liabilities. Net cash used in operating activities for the three months ended March 31, 2018 consisted primarily of cash operating expenses in excess of revenues.

Net cash provided by investing activities for the three months ended March 31, 2019 and 2018 consisted primarily of proceeds from dispositions of real estate, partially offset by investments in real estate and renovations.

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

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

For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At March 31, 2019, we had $133.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $806.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase by $1.4 million or decrease by $7.8 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2019.

Controls Related to HavenBrook Partners, LLC

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook”) and the 3,236 properties that it managed (the “RHA Acquired Properties”). During the first quarter of 2019, we sold 403 of the RHA Acquired Properties, leaving 2,833 of the RHA Acquired Properties in our portfolio at March 31, 2019. HavenBrook provides property management services with respect to the RHA Acquired Properties, and we have transitioned our externally managed rental properties to the HavenBrook property management platform as of March 31, 2019.

SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of HavenBrook with respect to the RHA Acquired Properties. Accordingly, we have excluded such processes performed by HavenBrook from our assessment of internal control over financial reporting as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018. The following updates and restates the description of the previously reported Martin v Altisource Residential Corporation et al. matter:

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

On February 26, 2019, the Court granted plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended and Restated Complaint in its entirety. Plaintiffs have until May 13, 2019 to file their opposition to the motion to dismiss, and Defendants have until May 31, 2019 to file their reply in support of the motion.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2018 except as provided below. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

Our variable rate debt and interest rate caps are currently indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is impossible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or other reforms to LIBOR that may be enacted. In April 2018, the Federal Reserve Bank of New York commenced publishing the Secured Overnight Financing Rate (“SOFR”), an alternative reference rate proposed by the Alternative Reference Rates Committee (“ARRC”), a group of major market participants convened by the U.S. Federal Reserve, with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR and/or changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our variable rate debt or strike rates on our interest rate caps that are indexed to LIBOR may be determined using various alternative methods, any of which may result in interest obligations that are more or less than or do not otherwise correlate over time with the payments that would have been made on such debt or received on such interest rate caps if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and, to the extent our interest rate cap arrangements cannot adequately protect against all such possibly adverse consequences, such proposals or consequences could adversely affect our financial condition, operating results and cash flows.

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

Front Yard Residential Corporation
Date:	May 8, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer