Form 10-Q
period 2019-06-30
Front Yard Residential Corp
filed 2019-08-07
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, 53,826,458 shares of our common stock were outstanding.

Front Yard Residential Corporation
June 30, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire single-family rental assets for our portfolio;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•	our ability to successfully perform property management services for our single-family rental assets at the standard and/or the cost that we anticipate;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or asset sales to target single-family rental assets in a timely manner;

•	our ability to sell non-core assets on favorable terms and on a timely basis or at all;

•	the failure to identify unforeseen expenses or material liabilities associated with asset acquisitions through the due diligence process prior to such acquisitions;

•	changes in the market value of our single-family rental properties and real estate owned;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of our third party vendors to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the results of our strategic alternatives review and risks related thereto;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate held for use:
Land	$392,769	$395,532
Rental residential properties	1,665,790	1,667,939
Real estate owned	34,317	40,496
Total real estate held for use	2,092,876	2,103,967
Less: accumulated depreciation	(171,278)	(137,881)
Total real estate held for use, net	1,921,598	1,966,086
Real estate assets held for sale	30,826	146,921
Mortgage loans at fair value	4,372	8,072
Cash and cash equivalents	45,563	44,186
Restricted cash	35,827	36,974
Accounts receivable	16,079	11,591
Goodwill	13,376	13,376
Prepaid expenses and other assets	34,466	43,045
Total assets	$2,102,107	$2,270,251

Liabilities:
Repurchase and loan agreements	$1,624,200	$1,722,219
Accounts payable and accrued liabilities	68,671	72,672
Payable to AAMC	3,992	3,968
Total liabilities	1,696,863	1,798,859

Commitments and contingencies (Note 8)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,826,458 shares issued and outstanding as of June 30, 2019 and 53,630,204 shares issued and outstanding as of December 31, 2018	538	536
Additional paid-in capital	1,186,683	1,184,132
Accumulated deficit	(760,468)	(700,623)
Accumulated other comprehensive loss	(21,509)	(12,653)
Total equity	405,244	471,392
Total liabilities and equity	$2,102,107	$2,270,251

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$51,553	$40,906	$104,178	$80,671
Total revenues	51,553	40,906	104,178	80,671
Expenses:
Residential property operating expenses	18,968	14,248	37,405	28,103
Property management expenses	3,538	2,949	7,213	5,886
Depreciation and amortization	19,936	18,761	42,321	37,951
Acquisition and integration costs	651	759	2,862	792
Impairment	1,576	2,143	2,596	9,718
Mortgage loan servicing costs	194	319	581	674
Interest expense	21,165	16,338	42,675	32,401
Share-based compensation	1,811	1,094	2,930	680
General and administrative	7,992	2,477	13,758	5,150
Management fees to AAMC	3,556	3,697	7,131	7,487
Total expenses	79,387	62,785	159,472	128,842
Net gain (loss) on real estate and mortgage loans	3,842	(306)	12,619	(1,940)
Operating loss	(23,992)	(22,185)	(42,675)	(50,111)
Casualty (losses) loss reversals, net	(184)	520	(577)	520
Insurance recoveries	11	115	538	115
Other (expense) income	(846)	214	(797)	790
Loss before income taxes	(25,011)	(21,336)	(43,511)	(48,686)
Income tax expense	6	—	14	—
Net loss	$(25,017)	$(21,336)	$(43,525)	$(48,686)

Loss per share of common stock - basic:
Loss per basic share	$(0.47)	$(0.40)	$(0.81)	$(0.91)
Weighted average common stock outstanding - basic	53,714,998	53,520,486	53,672,835	53,487,459
Loss per share of common stock - diluted:
Loss per diluted share	$(0.47)	$(0.40)	$(0.81)	$(0.91)
Weighted average common stock outstanding - diluted	53,714,998	53,520,486	53,672,835	53,487,459

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(25,017)	$(21,336)	$(43,525)	$(48,686)

Other comprehensive loss:
Change in fair value of interest rate caps	(3,482)	—	(11,091)	—
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	1,248	—	2,235	—
Net other comprehensive loss	(2,234)	—	(8,856)	—

Comprehensive loss	$(27,251)	$(21,336)	$(52,381)	$(48,686)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount

December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392
Adoption of ASC 842 (Note 1)	—	—	—	96	—	96
Dividends on common stock ($0.15 per share)	—	—	—	(8,158)	—	(8,158)
Share-based compensation	—	—	1,119	—	—	1,119
Change in fair value of cash flow hedging derivatives	—	—	—	—	(6,622)	(6,622)
Net loss	—	—	—	(18,508)	—	(18,508)
March 31, 2019	53,630,204	536	1,185,251	(727,193)	(19,275)	439,319
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	234,389	2	59	—	—	61
Shares withheld for taxes upon vesting of restricted stock	(38,135)	—	(438)	—	—	(438)
Dividends on common stock ($0.15 per share)	—	—	—	(8,258)	—	(8,258)
Share-based compensation	—	—	1,811	—	—	1,811
Change in fair value of cash flow hedging derivatives	—	—	—	—	(2,234)	(2,234)
Net loss	—	—	—	(25,017)	—	(25,017)
June 30, 2019	53,826,458	$538	$1,186,683	$(760,468)	$(21,509)	$405,244

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$—	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	44,187	1	106	—	—	107
Dividends on common stock ($0.15 per share)	—	—	—	(8,071)	—	(8,071)
Share-based compensation	—	—	(414)	—	—	(414)
Net loss	—	—	—	(27,350)	—	(27,350)
March 31, 2018	53,492,137	535	1,181,019	(572,680)	—	608,874
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	92,502	1	—	—	—	1
Shares withheld for taxes upon vesting of restricted stock	(22,836)	—	(240)	—	—	(240)
Dividends on common stock ($0.15 per share)	—	—	—	(8,142)	—	(8,142)
Share-based compensation	—	—	1,094	—	—	1,094
Net loss	—	—	—	(21,336)	—	(21,336)
June 30, 2018	53,561,803	$536	$1,181,873	$(602,158)	$—	$580,251

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Operating activities:
Net loss	$(43,525)	$(48,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on real estate and mortgage loans	(12,619)	1,940
Depreciation and amortization	42,321	37,951
Impairment	2,596	9,718
Share-based compensation	2,930	680
Amortization of deferred financing costs	2,528	2,554
Casualty losses (loss reversals), net	577	(520)
Insurance recoveries	(538)	(115)
Change in fair value of interest rate cap derivatives in profit or loss	2,235	—
Changes in operating assets and liabilities:
Accounts receivable	2,630	(1,216)
Deferred leasing costs	(1,418)	(1,276)
Prepaid expenses and other assets	(30)	(1,447)
Accounts payable and accrued liabilities	(6,557)	3,812
Payable to AAMC	24	101
Net cash (used in) provided by operating activities	(8,846)	3,496
Investing activities:
Investment in real estate	(7,374)	(6,701)
Investment in renovations	(13,707)	(16,520)
Payment of real estate tax advances	(29)	(154)
Proceeds from mortgage loan resolutions and dispositions	1,690	4,643
Receipt of mortgage loan payments	138	173
Proceeds from dispositions of real estate	144,432	62,118
Proceeds from casualty insurance	1,550	—
Net cash provided by investing activities	126,700	43,559
Financing activities:
Proceeds from exercise of stock options	137	108
Payment of tax withholdings on share-based compensation plan awards	(76)	—
Shares withheld for taxes upon vesting of restricted stock	(438)	(240)
Dividends on common stock	(16,237)	(16,102)
Proceeds from repurchase and loan agreements	32,068	—
Repayments of repurchase and loan agreements	(131,983)	(30,430)
Investment in interest rate cap derivative	—	(936)
Financing-related deposits	—	(11,259)
Principal repayments of finance leases	(463)	—
Payment of financing costs	(632)	(945)
Net cash used in financing activities	(117,624)	(59,804)
Net change in cash, cash equivalents and restricted cash	230	(12,749)
Cash, cash equivalents and restricted cash as of beginning of the period	81,160	161,488
Cash, cash equivalents and restricted cash as of end of the period	$81,390	$148,739

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Six months ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$38,911	$29,970
Income taxes	—	58

Non-cash investing and financing transactions:
Transfer of mortgage loans to real estate owned, net	$3,740	$64
Changes in accrued capital expenditures	(2,064)	183
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(68)	628
Changes in receivables from real estate owned dispositions	8,767	(1,954)
Change in other comprehensive loss from cash flow hedges	(8,856)	—
Right-of-use lease assets recognized - operating leases	1,485	—
Right-of-use lease assets recognized - finance leases	1,103	—
Operating lease liabilities incurred	1,437	—
Finance lease liabilities incurred	1,109	—
Dividends declared but not paid	8,376	8,383

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2019
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

On August 8, 2018, we acquired a property management firm (our “internal property manager”) and commenced the internalization of our property management function. During the first quarter of 2019, we completed the transition of property management for our SFR properties that were previously externally managed to our internal property management platform. We anticipate that all SFR properties acquired in the future will also be managed internally.

As of June 30, 2019, we had a core rental portfolio of 14,421 homes. In addition, we had 291 rental homes that are identified for future sale, and we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to service these remaining mortgage loans and to manage non-rental real estate owned (“REO”) and certain other properties. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. We adopted ASU 2017-04 effective June 30, 2019. Though it changed our goodwill impairment testing process, the adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

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

2. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions

During the three months ended June 30, 2019 and 2018, we acquired 43 and 19 SFR properties, respectively, for an aggregate purchase price of $5.5 million and $2.4 million, respectively.

During the six months ended June 30, 2019 and 2018, we acquired 57 and 54 SFR properties, respectively, for an aggregate purchase price of $7.4 million and $6.7 million, respectively.

Real estate dispositions

During the three months ended June 30, 2019 and 2018, we sold 160 and 137 properties, respectively. Net proceeds of these sales were $27.9 million and $25.0 million, respectively.

During the six months ended June 30, 2019 and 2018, we sold 736 and 330 properties, respectively. Net proceeds of these sales were $153.2 million and $60.2 million.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three months ended June 30, 2019 and 2018, we resolved 5 and 9 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.6 million and $0.7 million, respectively.

During the six months ended June 30, 2019 and 2018, we resolved 13 and 21 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $1.6 million and $1.8 million, respectively.

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Conversion of mortgage loans to REO, net	$137	$147	$752	$284
Change in fair value of mortgage loans, net	176	43	292	106
Net realized gain on mortgage loans	204	212	727	99
Net realized gain (loss) on sales of real estate	3,325	(708)	10,848	(2,429)
Net gain (loss) on real estate and mortgage loans	$3,842	$(306)	$12,619	$(1,940)

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

June 30, 2019	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	13,498	—	13,498
Listed and ready for rent	360	—	360
Unit turn	498	—	498
Renovation	65	—	65
Total rental properties	14,421
Previous rentals identified for sale	148	143	291
Legacy REO	33	27	60
	14,602	170	14,772
December 31, 2018
Rental Properties:
Leased	13,546	423	13,969
Listed and ready for rent	434	8	442
Unit turn	428	18	446
Renovation	136	2	138
Total rental properties	14,544
Previous rentals identified for sale	158	188	346
Legacy REO	56	48	104
	14,758	687	15,445

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment on real estate

During the three months ended June 30, 2019 and 2018, we recognized $1.6 million and $2.1 million, respectively, of impairment on our real estate assets held for sale.

During the six months ended June 30, 2019 and 2018, we recognized $2.6 million and $9.7 million, respectively, of impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties (1)
June 30, 2019
Current	19	$2,083	$2,750	$4,419
30 days past due	1	56	135	90
90 days past due	13	393	5,374	4,923
Foreclosure	24	1,840	6,184	8,329
Mortgage loans at fair value	57	$4,372	$14,443	$17,761

December 31, 2018
Current	20	$1,827	$2,701	$4,353
60 days past due	1	115	148	180
90 days past due	17	649	6,019	5,418
Foreclosure	36	5,481	12,376	16,097
Mortgage loans at fair value	74	$8,072	$21,244	$26,048
________

(1)	The market values of the underlying properties are estimated based on BPOs.

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2019
Recurring basis (assets)
Mortgage loans at fair value	$4,372	$—	$—	$4,372
Interest rate cap derivatives (1)	3,276	—	3,276	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,624,200	—	1,634,870	—

December 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$8,072	$—	$—	$8,072
Interest rate cap derivatives (1)	14,367	—	14,367	—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,722,219	—	1,734,152	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the six months ended June 30, 2019 or during the year ended December 31, 2018.

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

The following table sets forth the changes in our mortgage loans during the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Mortgage loans at fair value, beginning balance	$4,848	$10,274	$8,072	$11,477
Net gain on mortgage loans	531	473	1,771	358
Mortgage loan dispositions, resolutions and payments	(660)	(783)	(1,760)	(2,006)
Real estate tax advances to borrowers	17	15	29	96
Selling costs on loans held for sale	—	—	—	(83)
Transfer of mortgage loans to real estate owned, net	(364)	(201)	(3,740)	(64)
Mortgage loans at fair value, ending balance	$4,372	$9,778	$4,372	$9,778

Change in unrealized gain (loss) on mortgage loans at fair value held at the end of the period (1)	$187	$(159)	$189	$(80)
_____________

(1)	Included in net gain (loss) on real estate and mortgage loans in the interim condensed consolidated statements of operations.

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

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	June 30, 2019	December 31, 2018
Equity discount rate	17.0%	17.0%
Debt to asset ratio	65.0%	65.0%
Cost of funds	3.5% over 1 month LIBOR	3.5% over 1 month LIBOR
Annual change in home pricing index	-2.56% to 8.26%	-0.55% to 16.79%
Loan resolution probabilities — modification	0% to 5.9%	0% to 5.9%
Loan resolution probabilities — liquidation	37.3% to 100%	38.8% to 100%
Loan resolution probabilities — paid in full	0% to 62.7%	0% to 61.2%
Loan resolution timelines (in years)	0.1 to 6.1	0.1 to 6.1
Value of underlying properties	$53,000 to $1,567,000	$50,000 to $2,500,000

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of June 30, 2019, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.42%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
June 30, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 2.30%		$88,160	$250,000	$161,840	$90,723
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		36,294	250,000	213,706	41,867
HOME II Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	83,270	83,270	—	99,185
HOME III Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	89,150	89,150	—	110,134
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	143,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	144,585
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	112,211
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	577,710
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(3)	504,986	504,986	—	601,199
					1,639,133	$2,014,679	$375,546	$1,921,401
Less: unamortized loan discounts					(4,263)
Less: deferred debt issuance costs					(10,670)
					$1,624,200

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(2)	The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 11.

(3)	The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 11.

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

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of June 30, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, all of which is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $7.6 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of June 30, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $9.2 million and $8.2 million in escrow for future payments of property taxes, insurance, HOA dues and repairs and maintenance as of June 30, 2019 and December 31, 2018, respectively.

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

7. Leases

Front Yard as Lessor

Our primary business is to lease single-family homes to families throughout the United States. Our leases to tenants generally have a term of one year with potential extensions, including month-to-month leases after the initial term. These leases are classified as operating leases.

Future contractual rents for the 13,498 properties that were leased as of June 30, 2019 are as follows ($ in thousands):

2019 (1)	$71,865
2020	35,069
2021	1,343
2022	60
2023	—
Thereafter	—
$108,337
_____________

(1)	Excludes the six months ended June 30, 2019.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

Our office leases, which are operating leases, are generally for terms of one to five years and generally include renewal options, which we include in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, taxes and insurance, each of which vary from period to period and are therefore expensed as incurred. As of June 30, 2019, we applied a weighted average discount rate of 4.68% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 2.3 years.

During the three and six months ended June 30, 2019, our operating leases resulted in rent expense of $0.1 million and $0.3 million, respectively, related to long-term leases and a nominal amount related to short-term leases as well as a nominal amount of common area maintenance expense, which is allocated amongst property management expenses and general and administrative expenses. At June 30, 2019, we had operating lease right-of-use assets of $1.2 million.

The following table presents a maturity analysis of our operating leases as of June 30, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$293
2020	601
2021	239
2022	121
2023	—
Thereafter	—
Total lease payments	1,254
Less: interest	66
Lease liabilities	$1,188
_____________

(1)	Excludes the six months ended June 30, 2019.

Finance Leases

Our vehicle leases, which are finance leases, are each for an initial term of 36 months with the option to renew on a month-to-month basis. In determining our lease right-of-use assets and lease liabilities, we include such future month-to-month extensions based on our historical average period of use for our vehicles. We have elected to combine the lease and non-lease components, which relate primarily to maintenance services. At June 30, 2019, the weighted average discount rate applied to our vehicle leases was 7.6% based on the rates implied in the individual lease agreements and our weighted average remaining lease term was 3.8 years.

During the three and six months ended June 30, 2019, our finance leases resulted in $0.2 million and $0.3 million, respectively, of amortization of our lease right-of-use assets, which we include as a component of residential property operating expense, property management expenses, general and administrative expenses, and a nominal amount of interest expense from our lease liabilities. At June 30, 2019, we had finance lease right-of-use assets of $3.3 million.

The following table presents a maturity analysis of our finance leases as of June 30, 2019 ($ in thousands):

Finance Lease Liabilities
2019 (1)	$437
2020	714
2021	605
2022	143
2023	58
Thereafter	—
Total lease payments	1,957
Less: interest	179
Lease liabilities	$1,778
_____________

(1)	Excludes the six months ended June 30, 2019.

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

On February 26, 2019, the Court granted Plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended and Restated Complaint in its entirety. Plaintiffs filed their opposition to the motion to dismiss on May 13, 2019, and Defendants filed their reply in support of the motion on May 31, 2019. On June 12, 2019, Judge Thompson issued an Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Specifically, Judge

Thompson granted Defendants’ motion to dismiss any alleged misrepresentation made after each Plaintiff’s final purchase of securities. Judge Thompson denied Defendants’ motion to dismiss on the remaining grounds.

On June 26, 2019, Defendants filed a motion to certify interlocutory appeal to the Third Circuit of Judge Thompson’s Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Plaintiffs filed their opposition to the motion on July 10, 2019 and Defendants’ reply in support of the motion was filed on July 24, 2019.

Separately, on July 5, 2019, Judge Thompson accepted the case schedule proposed by the parties. Discovery is ongoing. The deadline for the completion of fact discovery is November 8, 2019, the deadline for the completion of expert discovery is January 30, 2020, and the deadline to submit dispositive motions is February 27, 2020.

We believe this complaint is without merit. At this time, we are not able to predict the ultimate outcome of this matter, nor can we estimate the range of possible loss, if any.

Potential purchase price adjustments of certain acquired properties

Certain of the properties we acquired on November 29, 2017 are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. We currently do not expect to recognize a material purchase price adjustment related to these properties.

9. Related-Party Transactions

Terms of the Amended AMA

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
Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 25% of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

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

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable costs and expenses.

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

If the Amended AMA with AAMC were terminated, our financial position and future prospects for revenues and growth could be materially adversely affected.

Terms of the Former AMA with AAMC

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”) with AAMC. The Former AMA, which became effective on April 1, 2015, provided for a management fee structure as follows:

•
Base Management Fee. AAMC was entitled to a quarterly base management fee equal to 1.5% of the product of (i) our average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while we had fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of invested capital while we had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while we had 4,500 or more Rental Properties;

•
Incentive Management Fee. AAMC was entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent that we had an aggregate shortfall in the return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before AAMC was entitled to an incentive management fee. The incentive management fee increased to 22.5% while we had between 2,500 and 4,499 Rental Properties and increased to 25% while we had 4,500 or more Rental Properties. No incentive management fee under the Former AMA has been payable to AAMC because our return on invested capital (as defined in the Former AMA) did not exceed the cumulative required hurdle rate; and

•	Conversion Fee. AAMC was entitled to a quarterly conversion fee equal to 1.5% of the market value of the SFR homes leased by us for the first time during the applicable quarter.

Because we had more than 4,500 Rental Properties, AAMC was entitled to receive a base management fee of 2.0% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceeded our then-required return on invested capital threshold.

Under the Former AMA, we reimbursed AAMC for the compensation and benefits of the General Counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf.

The Former AMA required that AAMC continue to serve as our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%. Neither party was entitled to terminate the Former AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the Former AMA and failure to cure such breach, (b) us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Former AMA and (c) us in connection with certain change of control events.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Base management fees (1)	$3,556	$3,644	$7,102	$7,371
Conversion fees (1)	—	53	29	116
Expense reimbursements (2)	342	219	670	481
______________

(1)	Included in management fees to AAMC in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

10. Share-Based Payments

Equity Incentive Plan

Our non-management directors each received annual grants of restricted stock units. These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $75,000 on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

During the six months ended June 30, 2018, we granted an aggregate of 35,984 restricted stock units, respectively, with a weighted average grant date fair value of $10.64 per share. In addition, upon the departure of one of the members of our Board of Directors on March 26, 2018, 3,495 of previously issued restricted stock units vested and 701 restricted stock units were forfeited, in each case with a grant date fair value of $14.30.

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

We recorded $1.8 million and $2.9 million of share-based compensation expense for the three and six months ended June 30, 2019, respectively, and we recorded $1.1 million and $0.7 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, we had $7.1 million and $4.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.2 years and 1.0 year, respectively.

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

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of June 30, 2019, options to purchase an aggregate of 16,834 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. The interest rate caps we currently hold have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that $5.4 million will be reclassified to interest expense.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three and six months ended June 30, 2019. Prior to the fourth quarter of 2018, none of our derivatives were designated as hedges.

The table below summarizes our interest rate cap instruments as of June 30, 2019 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Non-Designated Hedges

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of a previous loan agreement. The interest rate cap had a strike rate on one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. During the three and six months ended June 30, 2018, we recognized $0.2 million of interest expense related to changes in the fair value of this interest rate cap.

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets ($ in thousands)

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$3,276	$14,367
Total		$3,276	$14,367

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations ($ in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended June 30,			Three Months ended June 30,		Three Months ended June 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(3,482)	$—	Interest expense	$(1,248)	$—	$21,165	$16,338

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Six Months ended June 30,			Six Months ended June 30,		Six Months ended June 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(11,091)	$—	Interest expense	$(2,235)	$—	$42,675	$32,401

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Three Months ended June 30,
		2019	2018
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(23)

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Six Months ended June 30,
		2019	2018
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(191)

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through June 30, 2019, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of June 30, 2019 and 2018, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and six months ended June 30, 2019 and 2018.

13. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator
Net loss	$(25,017)	$(21,336)	$(43,525)	$(48,686)

Denominator
Weighted average common stock outstanding – basic	53,714,998	53,520,486	53,672,835	53,487,459
Weighted average common stock outstanding – diluted	53,714,998	53,520,486	53,672,835	53,487,459

Loss per basic common share	$(0.47)	$(0.40)	$(0.81)	$(0.91)
Loss per diluted common share	$(0.47)	$(0.40)	$(0.81)	$(0.91)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Denominator (in weighted-average shares)
Stock options	63,545	70,166	55,747	85,070
Restricted stock	500,142	234,924	410,890	221,839

Pursuant to the Amended AMA, we have the flexibility to pay up to 25% of the Incentive Fee to AAMC in shares of our common stock. In addition, up to 50% of a Termination Fee, if payable, may be paid in shares of our common stock. Should we choose to do make any such payments in shares of our common stock, our earnings available to common stockholders would be diluted to the extent of such issuance.

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

Our strategy is to build long-term stockholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market with around 17 million families currently renting, of which only approximately 2% are institutionally managed, and we believe that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. By being in the affordable SFR space, we provide a viable solution for the underserved affordable, working-class housing market by giving an important alternative to families who cannot afford or do not want to own their home. We target the moderately priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

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

Management Overview

The second quarter of 2019 was the first full quarter of operations subsequent to the internalization of our property management function. After completing the transfer of homes well ahead of schedule, we encountered challenges common to any undertaking of this magnitude, such as extended unit turnover timelines, increased repair and maintenance expense and decreased collections of overdue balances. We have begun the process of mitigating these issues, and we expect to see improvement in our operational results going forward.

During the second quarter of 2019, we also continued to build long-term value for our stockholders through the renegotiation of the asset management agreement with AAMC and the continued disposition of non-core assets.

On May 7, 2019, we amended and restated our asset management agreement with AAMC (the “Amended AMA”). We believe the Amended AMA provides an improved fee structure that we believe further aligns interests between Front Yard and AAMC. The management fees payable under the Amended AMA are subject to ongoing performance thresholds and an aggregate fee cap aimed to prevent such fees from increasing our general and administrative expenses above industry standards based on the size of our gross real estate asset base. Importantly, the Amended AMA also provides for a termination option that would, if exercised, provide an industry-standard termination fee to AAMC that did not exist prior to the amendment, while providing Front Yard with the flexibility to further internalize if the Front Yard board of directors determines it is in its stockholders’ best interest to do so. For further details of the Amended AMA, refer to Item 1 - Financial Statements (Unaudited) - Note 9, “Related-Party Transactions.”

We have continued to target optimized performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. During the quarter ended June 30, 2019, we sold 141 non-core rental homes on an individual basis, and we have identified 291 non-core rental properties for sale as of June 30, 2019. In addition, we disposed of 19 non-rental REO properties, and we had 60 non-rental REO properties remaining to be sold as of June 30, 2019. We believe these non-core property sales will allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as we determine will best serve our stockholders.

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

We have been executing on a strategy to unlock what we believe is embedded value in our assets and platform. Despite these efforts, we do not believe our current share price accurately reflects the value of the company. As previously announced, to maximize value for shareholders, we have formed a committee comprised of independent directors (the “Review Committee”) to explore strategic alternatives. The Review Committee, in conjunction with its independent financial advisor, is currently reviewing strategic alternatives available to Front Yard.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
June 30, 2019	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,498	—	13,498	—	13,498
Listed and ready for rent	352	8	360	—	360
Unit turn	498	—	498	—	498
Renovation	—	65	65	—	65
Total rental portfolio	14,348	73	14,421
Previous rentals identified for sale	—	148	148	143	291
Legacy REO	—	33	33	27	60
	14,348	254	14,602	170	14,772
December 31, 2018
Rental properties:
Leased	13,546	—	13,546	423	13,969
Listed and ready for rent	409	25	434	8	442
Unit turn	428	—	428	18	446
Renovation	—	136	136	2	138
Total rental portfolio	14,383	161	14,544
Previous rentals identified for sale	—	158	158	188	346
Legacy REO	—	56	56	48	104
	14,383	375	14,758	687	15,445

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At June 30, 2019, 94.1% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of June 30, 2019 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	4,360	$475,471	37
Florida	2,095	308,912	40
Texas	1,937	279,952	29
Tennessee	1,470	206,001	24
North Carolina	867	116,217	26
Alabama	720	81,142	42
Indiana	666	83,599	24
Minnesota	488	73,053	88
Missouri	462	65,944	41
Oklahoma	305	43,436	28
All other rentals	1,051	156,346	36
Total rental portfolio	14,421	1,890,073	36
Rental properties held for sale	143	23,190	52
Previous rentals identified for sale	148	18,091	51
Legacy REO	60	21,070	55
Total	14,772	$1,952,424	36
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

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning count of real estate assets	14,885	12,416	15,445	12,574
Acquisitions	43	19	57	54
Dispositions	(160)	(137)	(736)	(330)
Mortgage loan conversions to REO, net (1)	4	(1)	4	(1)
Other additions	—	—	2	—
Ending count of real estate assets	14,772	12,297	14,772	12,297
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For further information regarding our real estate acquisition and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Mortgage Loan Assets

As of June 30, 2019, we had 57 remaining mortgage loans with an aggregate UPB of approximately $14.4 million, an aggregate market value of underlying properties of approximately $17.8 million and a carrying value of $4.4 million. As of December 31, 2018, we had 74 mortgage loans with an aggregate UPB of approximately $21.2 million, an aggregate market value of underlying properties of $26.0 million and a carrying value of $8.1 million.

Mortgage Loan Resolutions and Dispositions

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Mortgage Loans at Fair Value
Beginning	66	99	74	111
Resolutions and dispositions	(5)	(9)	(13)	(21)
Mortgage loan conversions to REO, net (1)	(4)	1	(4)	1
Ending	57	91	57	91
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For further information regarding our mortgage loan resolutions and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,336 per home for the 13,498 stabilized properties that were leased at June 30, 2019.

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

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses towards repairs, utility expenses on vacant properties, turnover costs, property taxes, insurance, HOA dues and certain personnel cost for repair and maintenance employees.

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

x.
Management fees to AAMC. Under the Amended AMA, our management fees to AAMC include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon our performance and are subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019, the quarterly Base Management Fee under the Amended AMA is subject to a minimum of $3,584,000. Under the Former AMA, our management fees to AAMC included a base management fee and a conversion fee. The base management fee was calculated as a percentage of our average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period. For information regarding our management fees to AAMC, refer to Item 1 - Financial Statements (Unaudited) - Note 9, “Related-Party Transactions.”

Other Factors Affecting Our Consolidated Results

We expect our results of operations will be affected by various factors, many of which are beyond our control, including the following:

Portfolio Size

The size of our SFR portfolio will impact our operating results. Generally, as the size of our investment portfolio grows, the amount of revenue we expect to generate will increase. A growing investment portfolio, however, will drive increased expenses, including possibly higher property management fees, property operating expenses and, depending on our performance, fees payable to AAMC. We may also incur additional interest expense if we incur additional debt to finance the purchase of assets.

The growth of our SFR portfolio will depend on our ability to identify and acquire SFR properties and other single-family residential assets. Generally, we expect that our SFR portfolio may grow at an uneven pace, as opportunities to acquire SFR properties may be irregularly timed and may involve portfolios of varying sizes. The timing and extent of our success in acquiring such assets cannot be predicted. In addition, as we continue to identify rental properties for sale in order to optimize our operating results, we may experience a decrease in our SFR portfolio if we are not able to successfully identify and acquire replacement SFR properties.

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

Liquidation of Non-Core Assets

We continuously monitor the performance of our assets and expect to liquidate certain assets that no longer meet our investment criteria, including certain rental properties in sub-scale markets or that do not generate attractive returns, REO properties that do not meet our investment criteria, and the mortgage loans remaining in our portfolio. We generally sell real estate assets on an individual basis, and we liquidate our mortgage loans as a result of a short sale, foreclosure sales to third parties, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements or one or more potential loan portfolio sales. We believe these non-core asset sales will allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2019 versus the three and six months ended June 30, 2018. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

Rental revenues

Rental revenues increased to $51.6 million and $104.2 million for the three and six months ended June 30, 2019, respectively, compared to $40.9 million and $80.7 million for the three and six months ended June 30, 2018, respectively. This increase is primarily attributable to an increase in the average number of leased properties to 13,643 and 13,611 for the three and six months ended June 30, 2019, respectively, from 11,077 and 11,001 for the three and six months ended June 30, 2018, respectively.

Our rental revenues depends primarily on the number of SFR properties in our portfolio as well as changes in the occupancy levels and rental rates for our residential rental properties. We expect to generate increasing rental revenues from increases in rents on existing properties upon the re-lease of properties or renewal of existing leases. Because our lease terms generally are expected to be one year, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties. In addition, we continuously evaluate opportunities to grow our rental portfolio, which would increase our rental revenues.

Residential property operating expenses

Residential property operating expenses increased to $19.0 million and $37.4 million for the three and six months ended June 30, 2019, respectively, from $14.2 million and $28.1 million for the three and six months ended June 30, 2018, respectively. This increase is primarily due to an increased total number of properties in our real estate portfolio, partially offset by (i) our having fewer non-rental REO properties and (ii) a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. During the three and six months ended June 30, 2019, the average count of properties in our rental portfolio increased to 14,459 and 14,487 properties, including 13,643 and 13,611 average leased properties, respectively, compared to 11,920 and 11,938 properties, including 11,077 and 11,001 average leased properties, respectively, during the three and six months ended June 30, 2018.

Our residential property operating expenses for occupied rental properties depends primarily on residential property taxes and insurance, property management costs, HOA dues and repair and maintenance expenditures. Our residential property operating expenses for non-rental REO properties and vacant rental properties also includes utilities, property preservation and repairs and maintenance. With the internalization of our property management function, our residential property operating expenses will be dependent on our ability to control costs and perform unit turns and secure new tenants in a timely manner. Further, in periods when we are successful in growing our portfolio, we generally expect to incur increasing residential property operating expenses beginning in such periods.

Property management expenses

Property management expenses increased to $3.5 million and $7.2 million for the three and six months ended June 30, 2019, respectively, from $2.9 million and $5.9 million for the three and six months ended June 30, 2018, respectively. This increase is primarily due to growth in the number of properties in our real estate portfolio.

Depreciation and amortization

We incurred $19.9 million and $42.3 million in depreciation and amortization for the three and six months ended June 30, 2019, respectively, compared to $18.8 million and $38.0 million for the three and six months ended June 30, 2018, respectively. This increase is primarily due to growth in our rental portfolio. During the three and six months ended June 30, 2019, the average count of properties in our rental portfolio increased to 14,459 and 14,487 properties, respectively, compared to 11,920 and 11,938 properties during the three and six months ended June 30, 2018, respectively. We expect to incur increasing depreciation and amortization as we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions and will vary depending upon our acquisition activity. We recognized $0.2 million and $2.7 million of lease-in-place intangible asset amortization for the three and six months ended June 30, 2019, respectively, compared to $2.2 million and $5.2 million for the three and six months ended June 30, 2018, respectively.

Acquisition and integration costs

We incurred $0.7 million and $2.9 million of acquisition and integration costs for the three and six months ended June 30, 2019, respectively, compared to $0.8 million for the three and six months ended June 30, 2018. The increase is primarily driven by duplicative or non-recurring costs associated with the internalization of our property management function incurred during 2019.

Impairment

We recognized $1.6 million and $2.6 million of impairment on our real estate assets for the three and six months ended June 30, 2019, respectively, compared to $2.1 million and $9.7 million for the three and six months ended June 30, 2018, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO in our portfolio.

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

Mortgage loan servicing costs

We incurred $0.2 million and $0.6 million of mortgage loan servicing costs for the three and six months ended June 30, 2019, respectively, compared to $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. We generally expect our mortgage loan servicing costs to decrease as we continue to liquidate our remaining mortgage loans.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense increased to $21.2 million and $42.7 million for the three and six months ended June 30, 2019, respectively, from $16.3 million and $32.4 million for the three and six months ended June 30, 2018, respectively. The increase was driven by increased average borrowings under our repurchase and loan agreements, partially offset by decreases in the fixed component of our contractual interest rates achieved through amendment or refinance of certain of our debt. This increase also includes non-cash interest expense related to our interest rate cap derivatives, which increased to $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively, compared to $0.2 million for the three and six months ended June 30, 2018 due to our entry into three interest rate caps during the fourth quarter of 2018.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $1.8 million and $2.9 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $0.7 million for the three and six months ended June 30, 2018, respectively. This increase is primarily due to grants of restricted stock units to certain of our employees and employees of AAMC on March 29, 2019 and May 24, 2018.

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

General and administrative expenses

General and administrative expenses increased to $8.0 million and $13.8 million for the three and six months ended June 30, 2019, respectively, from $2.5 million and $5.2 million for the three and six months ended June 30, 2018, respectively. The increase was driven by (i) ongoing non-ordinary course securities litigation costs and expenses related to the contested proxy related to our 2019 Annual Meeting of Stockholders; (ii) costs associated with renegotiating the AMA; and (iii) costs associated with the newly internalized property management function, such as salaries for employees in certain support functions.

Management fees

We incurred base management fees to AAMC of $3.6 million and $7.1 million during the three and six months ended June 30, 2019, respectively, compared to $3.6 million and $7.4 million during the three and six months ended June 30, 2018, respectively. The decrease in base management fees is primarily driven by a reduction in our average invested capital (as defined in the Former AMA).

We incurred conversion fees to AAMC of $0 and $29,000 during the three and six months ended June 30, 2019, respectively, compared to $53,000 and $116,000 during the three and six months ended June 30, 2018, respectively. Conversion fees have fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Due to our entry into the Amended AMA, we expect that the management fees will increase over time but at a lower rate as we grow SFR properties in our portfolio, and we will no longer pay conversion fees to AAMC.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and six months ended June 30, 2019 and 2018 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Conversion of mortgage loans to REO, net	$137	$147	$752	$284
Change in fair value of mortgage loans, net	176	43	292	106
Net realized gain on mortgage loans	204	212	727	99
Net realized gain (loss) on sales of real estate	3,325	(708)	10,848	(2,429)
Net gain (loss) on real estate and mortgage loans	$3,842	$(306)	$12,619	$(1,940)

The fair value of mortgage loans is based on a number of factors that are difficult to predict and may be subject to adverse changes in value depending on the financial condition of borrowers, as well as geographic, economic, market and other conditions. Therefore, we may experience losses on our remaining mortgage loans in future periods.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $45.6 million compared to $44.2 million as of December 31, 2018. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
June 30, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 2.30%		$88,160	$250,000	$161,840	$90,723
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		36,294	250,000	213,706	41,867
HOME II Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	83,270	83,270	—	99,185
HOME III Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	89,150	89,150	—	110,134
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	143,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	144,585
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	112,211
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	577,710
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(3)	504,986	504,986	—	601,199
					1,639,133	$2,014,679	$375,546	$1,921,401
Less: unamortized loan discounts					(4,263)
Less: deferred debt issuance costs					(10,670)
					$1,624,200

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions.

(2)	The interest rate is capped at 4.40% under an interest rate cap derivative.

(3)	The interest rate is capped at 4.30% under an interest rate cap derivative.

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

Nomura Loan Agreement

Nomura is the lender under a loan agreement dated April 10, 2015, which has been amended on several occasions. As of June 30, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, all of which is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $7.6 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of June 30, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $9.2 million and $8.2 million in escrow for future payments of property taxes, HOA dues and repairs and maintenance as of June 30, 2019 and December 31, 2018, respectively.

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

Advance Rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 61.4% of estimated fair value at June 30, 2019. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut ranges from 10% to 25%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement decreased to 8.9% of the estimated fair value (based on BPOs) of such assets at June 30, 2019 from 11.1% at December 31, 2018. The haircut applied will vary from period to period dependent upon the assets that serve as collateral under the CS and Nomura agreements. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

Effective April 5, 2019, a haircut is no longer applied to the estimated fair value of stabilized assets serving as collateral under the Nomura Loan Agreement.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2018 to June 30, 2019 is primarily due to reductions of debt upon the liquidation of non-core property sales.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended June 30, 2019, December 31, 2018 and June 30, 2018 ($ in thousands):

	Three Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018
Balance at end of period	$1,639,133	$1,739,048	$1,251,998
Maximum month end balance outstanding during the period	1,642,330	1,739,048	1,260,724
Weighted average quarterly balance	1,640,397	1,718,342	1,259,436
Amount of available funding at end of period	375,546	275,849	338,472

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At June 30, 2019, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Potential Purchase Price Adjustments of Certain Acquired Properties

Certain of the properties we acquired on November 29, 2017 are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. We currently do not expect to recognize a material purchase price adjustment related to these properties.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(8,846)	$3,496
Net cash provided by investing activities	126,700	43,559
Net cash used in financing activities	(117,624)	(59,804)
Net change in cash, cash equivalents and restricted cash	$230	$(12,749)

Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of cash operating expenses in excess of revenues and net payments of accounts payable and accrued liabilities. Net cash provided by operating activities for the six months ended June 30, 2018 consisted primarily of rental revenues in excess of cash expenses.

Net cash provided by investing activities for the six months ended June 30, 2019 and 2018 consisted primarily of proceeds from dispositions of real estate, partially offset by investments in real estate and renovations.

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

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

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to: national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Although decreases in property values may allow us to acquire additional homes with more attractive yields, such decreases could lead to increased unit turnover as more tenants may choose to purchase their own home or difficulties in refinancing, including our ability to finance existing collateral at the same level of funding or at the existing rate.

Interest Rate Risk

We are exposed to interest rate risk from our (a) debt financing activities and (b) ownership of residential mortgage loans. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect our interest expense related to the funding of our real estate portfolios.

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

We have entered into multiple interest rate caps in order to manage the risk of increases in the floating rate portion of our variable rate debt. We will be reimbursed by the counterparties of the interest rate caps to the extent that the one-month LIBOR exceeds the applicable strike rate based on the scheduled notional amount. We are also exposed to counterparty risk should any of the counterparties fail to meet their obligations under the terms of the agreement.

We currently borrow funds on our repurchase and loan facilities at variable rates. At June 30, 2019, we had $124.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $797.6 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase by $1.8 million or decrease by $7.8 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2019.

Controls Related to HavenBrook Partners, LLC

On August 8, 2018, we acquired HavenBrook Partners, LLC (“HavenBrook”) and the 3,236 properties that it managed (the “RHA Acquired Properties”). We have sold 406 of the RHA Acquired Properties, leaving 2,830 of the RHA Acquired Properties in our portfolio at June 30, 2019. HavenBrook provides property management services with respect to the RHA Acquired Properties, and we have transitioned our externally managed rental properties to the HavenBrook property management platform.

SEC guidance permits management to omit an assessment of an acquired business's internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. As of the date of this report, we are in the process of evaluating the control processes of HavenBrook with respect to the RHA Acquired Properties. Accordingly, we have excluded such processes performed by HavenBrook from our assessment of internal control over financial reporting as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 26, 2019, the Court granted Plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended and Restated Complaint in its entirety. Plaintiffs filed their opposition to the motion to dismiss on May 13, 2019, and Defendants filed their reply in support of the motion on May 31, 2019. On June 12, 2019, Judge Thompson issued an Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Specifically, Judge Thompson granted Defendants’ motion to dismiss any alleged misrepresentation made after each Plaintiff’s final purchase of securities. Judge Thompson denied Defendants’ motion to dismiss on the remaining grounds.

On June 26, 2019, Defendants filed a motion to certify interlocutory appeal to the Third Circuit of Judge Thompson’s Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Plaintiffs filed their opposition to the motion on July 10, 2019 and Defendants’ reply in support of the motion was filed on July 24, 2019.

Separately, on July 5, 2019, Judge Thompson accepted the case schedule proposed by the parties. Discovery is ongoing. The deadline for the completion of fact discovery is November 8, 2019, the deadline for the completion of expert discovery is January 30, 2020, and the deadline to submit dispositive motions is February 27, 2020.

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

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for stockholders, or that exploration of strategic alternatives will not adversely impact the Company.

On May 21, 2019, we announced that our Board of Directors had initiated a process to review strategic alternatives to enhance stockholder value. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

The exploration of strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain, attract or strengthen our relationships with key personnel; and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.

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
10.1
Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of April 5, 2019, among Nomura Corporate Funding Americas, LLC, and ARLP REO I, LLC, on behalf of itself and with respect to QRS Series of ARLP REO I, LLC and TRS Series of ARLP REO I, LLC; ARLP REO II, LLC, on behalf of itself and with respect to QRS Series of ARLP REO II, LLC and TRS Series of ARLP REO II, LLC; ARLP REO III, LLC, on behalf of itself and with respect to QRS Series of ARLP REO III, LLC and TRS Series of ARLP REO III, LLC; ARLP REO IV, LLC, on behalf of itself and with respect to QRS Series of ARLP REO IV, LLC and TRS Series of ARLP REO IV, LLC; ARLP REO V, LLC, on behalf of itself and with respect to QRS Series of ARLP REO V, LLC and TRS Series of ARLP REO V, LLC; ARLP REO VI, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VI, LLC and TRS Series of ARLP REO VI, LLC; ARLP REO VII, LLC, on behalf of itself and with respect to QRS Series of ARLP REO VII, LLC and TRS Series of ARLP REO VII, LLC; ARLP REO 400, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 400, LLC and TRS Series of ARLP REO 400, LLC; and ARLP REO 500, LLC, on behalf of itself and with respect to QRS Series of ARLP REO 500, LLC and TRS Series of ARLP REO 500, LLC and each other Delaware limited liability company that is organized in series that may be subsequently added as a party thereto (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on April 10, 2019).

10.2
Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).

10.3
Agreement, date May 21, 2019, by and among Front Yard Residential Corporation and Snow Park Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on May 21, 2019).

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

Front Yard Residential Corporation
Date:	August 7, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer