Form 10-Q
period 2019-09-30
Front Yard Residential Corp
filed 2019-11-06
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of October 30, 2019, 53,880,544 shares of our common stock were outstanding.

Front Yard Residential Corporation
September 30, 2019

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	our ability to acquire single-family rental assets for our portfolio;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

•	our ability to successfully perform property management services for our single-family rental assets at the standard and/or the cost that we anticipate;

•	our ability to predict our costs;

•	our ability to effectively compete with our competitors;

•	our ability to apply the proceeds from financing activities or asset sales to single-family rental assets in a timely manner;

•	our ability to sell non-core assets on favorable terms and on a timely basis or at all;

•	the failure to identify unforeseen expenses or material liabilities associated with asset acquisitions through the due diligence process prior to such acquisitions;

•	changes in the market value of our single-family rental properties and real estate owned;

•	changes in interest rates;

•	our ability to obtain and access financing arrangements on favorable terms or at all;

•	our ability to maintain adequate liquidity;

•	our ability to retain our engagement of AAMC;

•	the failure of our third party vendors to effectively perform their obligations under their respective agreements with us;

•	our failure to maintain our qualification as a REIT;

•	our failure to maintain our exemption from registration under the Investment Company Act;

•	the results of our strategic alternatives review and risks related thereto;

•	the impact of adverse real estate, mortgage or housing markets;

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

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

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Real estate held for use:
Land	$392,153	$395,532
Rental residential properties	1,671,809	1,667,939
Real estate owned	27,344	40,496
Total real estate held for use	2,091,306	2,103,967
Less: accumulated depreciation	(188,426)	(137,881)
Total real estate held for use, net	1,902,880	1,966,086
Real estate assets held for sale	22,817	146,921
Mortgage loans at fair value	3,613	8,072
Cash and cash equivalents	46,776	44,186
Restricted cash	34,343	36,974
Accounts receivable	10,712	11,591
Goodwill	13,376	13,376
Prepaid expenses and other assets	42,232	43,045
Total assets	$2,076,749	$2,270,251

Liabilities:
Repurchase and loan agreements	$1,617,457	$1,722,219
Accounts payable and accrued liabilities	93,258	72,672
Payable to AAMC	4,168	3,968
Total liabilities	1,714,883	1,798,859

Commitments and contingencies (Note 8)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,880,544 shares issued and outstanding as of September 30, 2019 and 53,630,204 shares issued and outstanding as of December 31, 2018	539	536
Additional paid-in capital	1,187,973	1,184,132
Accumulated deficit	(805,104)	(700,623)
Accumulated other comprehensive loss	(21,542)	(12,653)
Total equity	361,866	471,392
Total liabilities and equity	$2,076,749	$2,270,251

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Rental revenues	$50,768	$48,313	$154,946	$128,984
Total revenues	50,768	48,313	154,946	128,984
Expenses:
Residential property operating expenses	20,775	17,269	58,180	45,372
Property management expenses	4,187	3,400	11,400	9,286
Depreciation and amortization	19,662	21,100	61,983	59,051
Acquisition and integration costs	202	25,220	3,064	26,012
Impairment	495	1,276	3,091	10,994
Mortgage loan servicing costs	246	479	827	1,153
Interest expense	21,135	20,142	63,810	52,543
Share-based compensation	1,457	1,200	4,387	1,880
General and administrative	5,519	3,483	19,277	8,633
Management fees to AAMC	3,584	3,648	10,715	11,135
Total expenses	77,262	97,217	236,734	226,059
Net gain (loss) on real estate and mortgage loans	354	1,177	12,973	(763)
Operating loss	(26,140)	(47,727)	(68,815)	(97,838)
Casualty (losses) loss reversals, net	(287)	(461)	(864)	59
Insurance recoveries	48	133	586	248
Other (expense) income	(9,989)	128	(10,786)	918
Loss before income taxes	(36,368)	(47,927)	(79,879)	(96,613)
Income tax expense	—	6	14	6
Net loss	$(36,368)	$(47,933)	$(79,893)	$(96,619)

Loss per share of common stock - basic:
Loss per basic share	$(0.68)	$(0.89)	$(1.49)	$(1.81)
Weighted average common stock outstanding - basic	53,857,616	53,601,208	53,735,106	53,525,792
Loss per share of common stock - diluted:
Loss per diluted share	$(0.68)	$(0.89)	$(1.49)	$(1.81)
Weighted average common stock outstanding - diluted	53,857,616	53,601,208	53,735,106	53,525,792

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(36,368)	$(47,933)	$(79,893)	$(96,619)

Other comprehensive loss:
Change in fair value of interest rate caps	(1,463)	—	(12,554)	—
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	1,430	—	3,665	—
Net other comprehensive loss	(33)	—	(8,889)	—

Comprehensive loss	$(36,401)	$(47,933)	$(88,782)	$(96,619)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392
Adoption of ASC 842 (Note 1)	—	—	—	96	—	96
Dividends on common stock ($0.15 per share)	—	—	—	(8,158)	—	(8,158)
Share-based compensation	—	—	1,119	—	—	1,119
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(6,622)	(6,622)
Net loss	—	—	—	(18,508)	—	(18,508)
March 31, 2019	53,630,204	536	1,185,251	(727,193)	(19,275)	439,319
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	234,389	2	59	—	—	61
Shares withheld for taxes upon vesting of restricted stock	(38,135)	—	(438)	—	—	(438)
Dividends on common stock ($0.15 per share)	—	—	—	(8,258)	—	(8,258)
Share-based compensation	—	—	1,811	—	—	1,811
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(2,234)	(2,234)
Net loss	—	—	—	(25,017)	—	(25,017)
June 30, 2019	53,826,458	538	1,186,683	(760,468)	(21,509)	405,244
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	68,890	1	—	—	—	1
Shares withheld for taxes upon vesting of restricted stock	(14,804)	—	(167)	—	—	(167)
Dividends on common stock ($0.15 per share)	—	—	—	(8,268)	—	(8,268)
Share-based compensation	—	—	1,457	—	—	1,457
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(33)	(33)
Net loss	—	—	—	(36,368)	—	(36,368)
September 30, 2019	53,880,544	539	1,187,973	(805,104)	(21,542)	361,866

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2017	53,447,950	$534	$1,181,327	$(537,259)	$—	$644,602
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	44,187	1	106	—	—	107
Dividends on common stock ($0.15 per share)	—	—	—	(8,071)	—	(8,071)
Share-based compensation	—	—	(414)	—	—	(414)
Net loss	—	—	—	(27,350)	—	(27,350)
March 31, 2018	53,492,137	535	1,181,019	(572,680)	—	608,874
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	92,502	1	—	—	—	1
Shares withheld for taxes upon vesting of restricted stock	(22,836)	—	(240)	—	—	(240)
Dividends on common stock ($0.15 per share)	—	—	—	(8,142)	—	(8,142)
Share-based compensation	—	—	1,094	—	—	1,094
Net loss	—	—	—	(21,336)	—	(21,336)
June 30, 2018	53,561,803	536	1,181,873	(602,158)	—	580,251
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	75,530	—	—	—	—	—
Shares withheld for taxes upon vesting of restricted stock	(7,129)	—	(85)	—	—	(85)
Dividends on common stock ($0.15 per share)	—	—	—	(8,157)	—	(8,157)
Share-based compensation	—	—	1,200	—	—	1,200
Net loss	—	—	—	(47,933)	—	(47,933)
September 30, 2018	53,630,204	$536	$1,182,988	$(658,248)	$—	$525,276

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating activities:
Net loss	$(79,893)	$(96,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on real estate and mortgage loans	(12,973)	763
Depreciation and amortization	61,983	59,051
Impairment	3,091	10,994
Share-based compensation	4,387	1,880
Amortization of deferred financing costs	3,931	3,792
Casualty losses (loss reversals), net	864	(59)
Insurance recoveries	(586)	(248)
Change in fair value of interest rate cap derivatives in profit or loss	3,665	—
Changes in operating assets and liabilities:
Accounts receivable	5,657	(1,677)
Deferred leasing costs	(2,088)	—
Prepaid expenses and other assets	(9,125)	(14,904)
Accounts payable and accrued liabilities	15,573	24,271
Payable to AAMC	200	(145)
Net cash used in operating activities	(5,314)	(12,901)
Investing activities:
Investment in real estate	(11,124)	(475,276)
Investment in renovations	(21,504)	(25,459)
Investment in HavenBrook (Note 2)	—	(11,399)
Payment of real estate tax advances	(72)	(196)
Proceeds from mortgage loan resolutions and dispositions	1,129	6,357
Receipt of mortgage loan payments	203	192
Proceeds from dispositions of real estate	169,457	73,468
Proceeds from casualty insurance	1,552	2,113
Acquisition related deposits	—	(611)
Net cash provided by (used in) investing activities	139,641	(430,811)
Financing activities:
Proceeds from exercise of stock options	138	108
Payment of tax withholdings on share-based compensation plan awards	(76)	—
Shares withheld for taxes upon vesting of restricted stock	(605)	(325)
Dividends on common stock	(24,444)	(24,219)
Proceeds from repurchase and loan agreements	42,681	593,634
Repayments of repurchase and loan agreements	(150,308)	(166,123)
Investment in interest rate cap derivative	—	(936)
Principal repayments of finance leases	(688)	—
Payment of financing costs	(1,066)	(4,529)
Net cash (used in) provided by financing activities	(134,368)	397,610
Net change in cash, cash equivalents and restricted cash	(41)	(46,102)
Cash, cash equivalents and restricted cash as of beginning of the period	81,160	161,488
Cash, cash equivalents and restricted cash as of end of the period	$81,119	$115,386

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$55,489	$47,002
Income taxes	—	58

Non-cash transactions:
Transfer of mortgage loans to real estate owned, net	$4,131	$2,179
Changes in accrued capital expenditures	(612)	(150)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	(7)	(290)
Changes in receivables from real estate owned dispositions	6,318	(2,353)
Change in other comprehensive loss from cash flow hedges	(8,889)	—
Right-of-use lease assets recognized - operating leases	1,475	—
Right-of-use lease assets recognized - finance leases	1,327	—
Operating lease liabilities incurred	1,475	—
Finance lease liabilities incurred	1,327	—
Dividends declared but not paid	8,584	8,423

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2019
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

On August 8, 2018, we acquired a property management firm and commenced the internalization of our property management function. During the first quarter of 2019, we completed the transition of property management for our SFR properties that were previously externally managed to our internal property management platform. We anticipate that all SFR properties acquired in the future will also be managed internally.

As of September 30, 2019, we had a core rental portfolio of 14,403 homes. In addition, we had 229 rental homes that are identified for future sale, and we had a small portfolio of mortgage loans and non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to service these remaining mortgage loans and to manage REO and certain other properties. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

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

2. Asset Acquisitions and Dispositions

Real estate assets

HB Acquisition in 2018

On August 8, 2018, we acquired all of the equity interests of HavenBrook Partners, LLC (“HavenBrook” or our “internal property manager”) and three real estate investment trusts owned by Rental Home Associates, LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. The purchase was accounted for as a business combination because it included the acquisition of a property management company as well as the 3,236 single-family rental properties that it managed. We refer to this transaction as the “HB Acquisition.”

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

We incurred $6.2 million and $6.9 million of acquisition costs related to the HB Acquisition during the three and nine months ended September 30, 2018, respectively, which are included in acquisition and integration costs in the consolidated statements of operations. In addition, our acquisition and integration costs for the three and nine months ended September 30, 2018 included $18.0 million to Altisource S.à r.l (“ASPS”) in relation to the amendment of the Master Services Agreement to allow the transition of our externally managed SFR properties to our internal property management platform. During the third quarter of 2018, we also incurred $0.8 million of duplicative or non-recurring costs associated with the internalization of our property management function, which we included in acquisition and integration costs.

We recognized $6.8 million of revenues and $3.6 million of net loss related to the operations of HavenBrook and the RHA Acquired Properties in our consolidated statements of operations for the three and nine months ended September 30, 2018, respectively.

In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we performed an allocation of the purchase related to the assets acquired and liabilities assumed in the HB Acquisition. The assets and liabilities of HavenBrook and RHA were recorded at their respective estimated fair values at the acquisition date. The allocation of the purchase consideration is as follows ($ in thousands):

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

The goodwill recorded on the consolidated balance sheets represents the expected synergies to be achieved from the internalization of property management.

Supplemental pro forma financial information of the HB Acquisition (unaudited)

The following supplemental pro forma financial information summarizes our results of operations as if the HB Acquisition occurred on January 1, 2017 ($ in thousands, except per share amounts):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Unaudited pro forma revenues	$53,560	$159,278
Unaudited pro forma net loss	$(49,962)	$(106,816)
Pro forma loss per basic common share	$(0.93)	$(2.00)
Weighted average common stock outstanding - basic	53,601,208	53,525,792
Pro forma loss per diluted common share	$(0.93)	$(2.00)
Weighted average common stock outstanding - diluted	53,601,208	53,525,792

The following table presents the adjustments included in the above pro forma financial information for the period indicated ($ in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Revenues from consolidated statements of operations	$48,313	$128,984
Add: historical revenues not reflected in consolidated statements of operations	5,247	30,294
Unaudited pro forma revenues	$53,560	$159,278

Net loss from consolidated statements of operations	$(47,933)	$(96,619)
Plus: historical net loss not reflected in consolidated statements of operations	(3,034)	(9,785)
Adjustment for pro forma depreciation and amortization	2,075	5,679
Adjustment for pro forma interest expense	(1,070)	(6,091)
Unaudited pro forma net loss	$(49,962)	$(106,816)

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

Other acquisitions

During the three months ended September 30, 2019 and 2018, we acquired 28 and 12 SFR properties, respectively, for an aggregate purchase price of $3.8 million and $1.6 million, respectively.

During the nine months ended September 30, 2019 and 2018, we acquired 85 and 66 SFR properties, respectively, for an aggregate purchase price of $11.1 million and $8.3 million, respectively.

Real estate dispositions

During the three months ended September 30, 2019 and 2018, we sold 126 and 72 properties, respectively. Net proceeds of these sales were $22.6 million and $10.9 million, respectively.

During the nine months ended September 30, 2019 and 2018, we sold 862 and 402 properties, respectively. Net proceeds of these sales were $175.8 million and $71.1 million, respectively.

Mortgage loans

Mortgage loan dispositions and resolutions

During the three months ended September 30, 2019 and 2018, we resolved 5 and 5 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.2 million and $0.8 million, respectively.

During the nine months ended September 30, 2019 and 2018, we resolved 18 and 26 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $1.8 million and $2.7 million, respectively.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Conversion of mortgage loans to REO, net	$17	$1,540	$769	$1,824
Change in fair value of mortgage loans, net	(81)	81	211	187
Net realized (loss) gain on mortgage loans	(1,671)	793	(944)	892
Net realized gain (loss) on sales of real estate	2,089	(1,237)	12,937	(3,666)
Net gain (loss) on real estate and mortgage loans	$354	$1,177	$12,973	$(763)

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

September 30, 2019	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	13,499	—	13,499
Listed and ready for rent	405	—	405
Unit turn	416	—	416
Renovation	83	—	83
Total rental properties	14,403
Previous rentals identified for sale	128	101	229
Legacy REO	24	18	42
	14,555	119	14,674
December 31, 2018
Rental Properties:
Leased	13,546	423	13,969
Listed and ready for rent	434	8	442
Unit turn	428	18	446
Renovation	136	2	138
Total rental properties	14,544
Previous rentals identified for sale	158	188	346
Legacy REO	56	48	104
	14,758	687	15,445

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment of real estate

During the three months ended September 30, 2019 and 2018, we recognized $0.5 million and $1.3 million, respectively, of impairment on our real estate assets held for sale.

During the nine months ended September 30, 2019 and 2018, we recognized $3.1 million and $11.0 million, respectively, of impairment on our real estate held for sale.

4. Mortgage Loans

The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties (1)
September 30, 2019
Current	19	$1,520	$2,818	$4,409
30 days past due	2	113	195	280
90 days past due	11	364	3,731	3,718
Foreclosure	20	1,616	5,481	7,136
Mortgage loans at fair value	52	$3,613	$12,225	$15,543

December 31, 2018
Current	20	$1,827	$2,701	$4,353
60 days past due	1	115	148	180
90 days past due	17	649	6,019	5,418
Foreclosure	36	5,481	12,376	16,097
Mortgage loans at fair value	74	$8,072	$21,244	$26,048
________

(1)	The market values of the underlying properties are estimated based on BPOs.

On October 7, 2019, we sold 47 of the 52 remaining mortgage loans in our portfolio for an aggregate sales price of $3.5 million.

5. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2019
Recurring basis (assets)
Mortgage loans at fair value	$3,613	$—	$3,613	$—
Interest rate cap derivatives (1)	1,812	—	1,812	—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,617,457	—	1,627,472	—

December 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$8,072	$—	$—	$8,072
Interest rate cap derivatives (1)	14,367	—	14,367	—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,722,219	—	1,734,152	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We transferred our mortgage loans at fair value from Level 3 to Level 2 as of September 30, 2019. Due to our sale of the majority of our remaining mortgage loans on October 7, 2019, the contract price was the primary input to the fair value of the mortgage loans as of September 30, 2019. We have not transferred any other assets from one level to another level during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

Prior to September 30, 2019, the fair value of our mortgage loans was estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of our interest rate cap derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

The following table sets forth the changes in our Level 3 assets, which consisted solely of mortgage loans at fair value, during the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Mortgage loans at fair value based on Level 3 inputs, beginning balance	$4,372	$9,778	$8,072	$11,477
Net (loss) gain on mortgage loans (1)	(1,759)	785	12	1,143
Mortgage loan dispositions, resolutions and payments (1)	1,355	(841)	(405)	(2,847)
Real estate tax advances to borrowers	36	68	65	164
Selling costs on loans held for sale	—	—	—	(83)
Transfer of mortgage loans to real estate owned, net	(391)	(2,115)	(4,131)	(2,179)
Transfers out of Level 3 (2)	(3,613)	—	(3,613)	—
Mortgage loans at fair value based on Level 3 inputs, ending balance	$—	$7,675	$—	$7,675

Change in unrealized gain on mortgage loans at fair value based on Level 3 inputs held at the end of the period (3)	n/a	$158	n/a	$—
_____________

(1)
Includes downward purchase price adjustments on prior loan sales of $1.6 million, which were recognized during the third quarter of 2019 as a component of net gain (loss) on real estate and mortgage loans in the interim condensed statements of operations.

(2)	Transferred from Level 3 to Level 2 because observable market data became available and is the primary valuation input.

(3)	Included in net gain (loss) on real estate and mortgage loans in the interim condensed consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of the mortgage loans that were valued using the discounted cash flow model are discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could result in a significant change to the fair value measurement. A decline in the discount rate in isolation would increase the fair value. A decrease in the housing pricing index in isolation would decrease the fair value. Individual loan characteristics such as location and value of underlying collateral affect the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would decrease the fair value. A decrease in the value of underlying properties in isolation would decrease the fair value.

The following table sets forth quantitative information about the significant unobservable inputs used to measure the fair value of certain of our mortgage loans:

Input	December 31, 2018
Equity discount rate	17.0%
Debt to asset ratio	65.0%
Cost of funds	3.5% over 1 month LIBOR
Annual change in home pricing index	-0.55% to 16.79%
Loan resolution probabilities — modification	0% to 5.9%
Loan resolution probabilities — liquidation	38.8% to 100%
Loan resolution probabilities — paid in full	0% to 61.2%
Loan resolution timelines (in years)	0.1 to 6.1
Value of underlying properties	$50,000 to $2,500,000

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of September 30, 2019, the average annualized interest rate on borrowings under our repurchase and loan agreements was 4.26%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
September 30, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 2.30%		$82,382	$250,000	$167,618	$85,652
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		34,359	250,000	215,641	39,789
HOME II Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	83,270	83,270	—	98,710
HOME III Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	89,150	89,150	—	109,522
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	142,963
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	143,805
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,785
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	575,375
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(3)	504,986	504,986	—	598,810
					1,631,420	$2,014,679	$383,259	$1,906,411
Less: unamortized loan discounts					(3,948)
Less: deferred debt issuance costs					(10,015)
					$1,617,457

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)
Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions. On October 17, 2019, we exercised an option to extend the maturity to November 9, 2020.

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

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of September 30, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, all of which is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $7.3 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of September 30, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $11.2 million and $8.2 million in escrow for future payments of property taxes, insurance, HOA dues and repairs and maintenance as of September 30, 2019 and December 31, 2018, respectively.

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

Future contractual rents for the 13,499 properties that were leased as of September 30, 2019 are as follows ($ in thousands):

2019 (1)	$44,158
2020	68,389
2021	1,743
2022	108
2023	—
Thereafter	—
$114,398
_____________

(1)	Excludes the nine months ended September 30, 2019.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

Our office leases, which are operating leases, are generally for terms of one to five years and generally include renewal options, which we include in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred. As of September 30, 2019, we applied a weighted average discount rate of 4.69% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 2.1 years.

During the three and nine months ended September 30, 2019, our operating leases resulted in rent expense related to long-term leases of $0.2 million and $0.5 million, respectively, which is allocated amongst residential property operating expenses, property management expenses and general and administrative expenses. At September 30, 2019, we had operating lease right-of-use assets of $1.1 million.

The following table presents a maturity analysis of our operating leases as of September 30, 2019 ($ in thousands):

Operating Lease Liabilities
2019 (1)	$155
2020	622
2021	242
2022	121
2023	—
Thereafter	—
Total lease payments	1,140
Less: interest	54
Lease liabilities	$1,086
_____________

(1)	Excludes the nine months ended September 30, 2019.

Finance Leases

Our vehicle leases, which are finance leases, are each for an initial term of 36 months with the option to renew on a month-to-month basis. In determining our lease right-of-use assets and lease liabilities, we include such future month-to-month extensions based on our historical average period of use for our vehicles. We have elected to combine the lease and non-lease components, which relate primarily to maintenance services. At September 30, 2019, the weighted average discount rate applied to our vehicle leases was 7.3% based on the rates implied in the individual lease agreements and our weighted average remaining lease term was 3.7 years.

During the three and nine months ended September 30, 2019, our finance leases resulted in $0.2 million and $0.5 million, respectively, of amortization of our lease right-of-use assets, which is allocated amongst residential property operating expense, property management expenses and general and administrative expenses. At September 30, 2019, we had finance lease right-of-use assets of $3.5 million.

The following table presents a maturity analysis of our finance leases as of September 30, 2019 ($ in thousands):

Finance Lease Liabilities
2019 (1)	$233
2020	775
2021	667
2022	190
2023	66
Thereafter	—
Total lease payments	1,931
Less: interest	161
Lease liabilities	$1,770
_____________

(1)	Excludes the nine months ended September 30, 2019.

8. Commitments and Contingencies

Litigation, claims and assessments

Information regarding reportable legal proceedings is contained in the “Commitments and Contingencies” note in the financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2018. We establish reserves for specific legal proceedings when we determine that the likelihood of an outcome is probable and the amount of loss can be reasonably estimated. We currently have a net legal reserve for our legal proceedings in the amount of $10.0 million in connection with the previously reported Martin v Altisource Residential Corporation et al. matter, as updated below:

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as Defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the Defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with Ocwen Financial Corporation (“Ocwen”), Altisource Portfolio Solutions S.A., and other third-party entities. These alleged misstatements and omissions include allegations that the Defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

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

On February 26, 2019, the Court granted Plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended Complaint in its entirety. Plaintiffs filed their opposition to the motion to dismiss on May 13, 2019, and Defendants filed their reply in support of the motion on May 31, 2019. On June 12, 2019, Judge Thompson issued an Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Specifically, Judge Thompson granted Defendants’ motion to dismiss any alleged misrepresentation made after each Plaintiff’s final purchase of securities. Judge Thompson denied Defendants’ motion to dismiss on the remaining grounds.

On June 26, 2019, Defendants filed a motion to certify interlocutory appeal to the Third Circuit of Judge Thompson’s Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Plaintiffs filed their opposition to the motion on July 10, 2019 and Defendants’ reply in support of the motion was filed on July 24, 2019. On August 6, 2019, Judge Thompson denied Defendants’ motion to certify interlocutory appeal.

Separately, on July 5, 2019, Judge Thompson accepted the case schedule proposed by the parties, and discovery resumed. The deadline for the completion of fact discovery was November 8, 2019, the deadline for the completion of expert discovery was January 30, 2020, and the deadline to submit dispositive motions was February 27, 2020.

On October 8, 2019, based on input from a mediator, we entered into a stipulation and agreement of settlement with Plaintiffs to settle the litigation for $15.5 million in exchange for, among various other terms, a full release of claims by Plaintiffs on behalf of the purported class of shareholders. On the same date, Plaintiffs filed their unopposed motion for preliminary approval of the settlement and ancillary documents, which included the stipulation and agreement of settlement. On October 17, 2019, the court issued an order granting preliminary approval of the settlement, approving the form and manner of notice and setting a hearing date for final approval of the settlement for January 30, 2020. Proceeds from the directors' and officers' insurance policies will fund $5.5 million of the settlement. We have included the settlement amount, net of insurance coverage, as a component of other expense within the interim condensed consolidated statement of operations for the three months ended September 30, 2019.

Potential purchase price adjustments of certain acquired properties

Certain of the properties we acquired on November 29, 2017 are subject to potential purchase price adjustments in accordance with the related purchase and sale agreement, which may result in an upward or downward adjustment of up to 10% of the purchase price related to the affected properties. The purchase price adjustment will be determined based on the rental rates achieved for the properties within 24 months after the closing date. We currently do not expect to recognize any material purchase price adjustment related to these properties.

Potential purchase price adjustments of certain mortgage loans previously sold

As of September 30, 2019, we are evaluating $2.7 million in potential purchase price adjustment/indemnification claims relating to mortgage loans sold in prior years. We are investigating these claims, and, if they are determined to be valid, we may be required to repay a portion of the sales proceeds to the purchaser, based on the terms of the prior purchase agreements. At this time, we are not able to predict the ultimate outcome of these claims, nor can we estimate the range of possible adjustment/indemnification obligation, if any.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Base management fees (1)	$3,584	$3,613	$10,686	$10,984
Conversion fees (1)	—	35	29	151
Expense reimbursements (2)	250	286	920	767
______________

(1)	Included in management fees to AAMC in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

10. Share-Based Payments

Equity Incentive Plan

Our non-management directors each received annual grants of restricted stock units. These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $80,000 for the 2019-2020 service year ($75,000 for the 2018-2019 service year) on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

During the nine months ended September 30, 2019 and 2018, we granted an aggregate of 49,952 and 35,984 restricted stock units, respectively, with a weighted average grant date fair value of $11.21 and $10.64 per share, respectively, to our non-management directors. In addition, upon the departure of one of the members of our Board of Directors on March 26, 2018, 3,495 of previously issued restricted stock units vested and 701 restricted stock units were forfeited, in each case with a grant date fair value of $14.30.

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

During the nine months ended September 30, 2019, we granted an aggregate of 419,657 service-based restricted stock units and 280,320 market-based restricted stock units to certain of our employees and employees of AAMC with a weighted average grant date fair value of $9.27 per share and $7.39 per share, respectively.

During the nine months ended September 30, 2018, we granted an aggregate 299,576 service-based restricted stock units and 219,894 market-based restricted stock units to employees of AAMC with a weighted average grant date fair value of $10.64 per share and $8.47 per share, respectively. In addition, during this period, 36,007 service-based restricted stock units with a weighted average grant date fair value of $12.73 were forfeited.

We recorded $1.5 million and $4.4 million of share-based compensation expense for the three and nine months ended September 30, 2019, respectively, and we recorded $1.2 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, we had $6.3 million and $4.1 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 1.2 years and 1.0 year, respectively.

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

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of September 30, 2019, options to purchase an aggregate of 16,834 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

11. Derivatives

We may enter into derivative contracts from time to time in order to mitigate the risk associated with our variable rate debt. We do not enter into such derivatives transactions for investment or trading purposes. Derivatives are carried at fair value within prepaid expenses and other assets in our condensed consolidated balance sheet. Upon execution, we may or may not designate such derivatives as accounting hedges.

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. The interest rate caps we currently hold have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that $5.7 million will be reclassified to interest expense.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three and nine months ended September 30, 2019. Prior to the fourth quarter of 2018, none of our derivatives were designated as hedges.

The table below summarizes our interest rate cap instruments as of September 30, 2019 ($ in thousands):

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

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets ($ in thousands)

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$1,812	$14,367
Total		$1,812	$14,367

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations ($ in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended September 30,			Three Months ended September 30,		Three Months ended September 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,463)	$—	Interest expense	$(1,430)	$—	$21,135	$20,142

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Nine Months ended September 30,			Nine Months ended September 30,		Nine Months ended September 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships
Interest rate caps	$(12,554)	$—	Interest expense	$(3,665)	$—	$63,810	$52,543

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Three Months ended September 30,
		2019	2018
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(400)

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Nine Months ended September 30,
		2019	2018
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(591)

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through September 30, 2019, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of September 30, 2019 and 2018, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and nine months ended September 30, 2019 and 2018.

13. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(36,368)	$(47,933)	$(79,893)	$(96,619)

Denominator
Weighted average common stock outstanding – basic	53,857,616	53,601,208	53,735,106	53,525,792
Weighted average common stock outstanding – diluted	53,857,616	53,601,208	53,735,106	53,525,792

Loss per basic common share	$(0.68)	$(0.89)	$(1.49)	$(1.81)
Loss per diluted common share	$(0.68)	$(0.89)	$(1.49)	$(1.81)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Denominator (in weighted-average shares)
Stock options	96,861	88,203	69,452	86,114
Restricted stock	504,268	224,489	442,016	222,722

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

15. Subsequent Events

Management has evaluated the impact of all events subsequent to September 30, 2019 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Front Yard Residential Corporation, (“we,” “our,” “us,” “Front Yard” or the “Company”) is an industry leader in providing quality, affordable rental homes to America’s families in a variety of suburban communities that have easy accessibility to metropolitan areas. Our tenants enjoy the space and comfort that is unique to single-family housing at reasonable prices. Our mission is to provide our tenants with affordable houses they are proud to call home.

We are a Maryland real estate investment trust (“REIT”), and we conduct substantially all of our activities through our wholly owned subsidiary, Front Yard Residential, L.P., and its subsidiaries. We conduct a single-family rental (“SFR”) business with the objective of becoming one of the top SFR equity REITs serving American families and their communities.

Our strategy is to build long-term stockholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market with around 16 million families currently renting, of which only approximately 2% are institutionally managed, and we believe that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. By being in the affordable SFR space, we provide a viable solution for the underserved affordable, working-class housing market by giving an important alternative to families who cannot afford or do not want to own their home. We target the moderately priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

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

Management Overview

During the third quarter of 2019, we continued to identify and address operational inefficiencies that arose in connection with the transfer of nearly 12,000 previously externally managed homes to our internal property management platform. We focused our efforts on improving unit turn timelines, increasing occupancy, reducing repair and maintenance expense and increasing collections of overdue rent balances. As a result of these transition-related challenges, our operating metrics were negatively impacted during the third quarter. We believe we have made substantial progress in addressing and mitigating the issues surrounding unit turns, occupancy, repair and maintenance and collections, and expect to see improvement in our operational results in the coming quarters.

We have also continued to target optimized performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. During the quarter ended September 30, 2019, we sold 106 non-core rental homes on an individual basis, and we have identified 229 non-core rental properties for sale as of September 30, 2019. We also disposed of 20 non-rental REO properties, and we had 42 non-rental REO properties remaining to be sold as of September 30, 2019. In addition, on October 7, 2019, we entered into an agreement to sell 47 of the 52 remaining mortgage loans in our portfolio for an aggregate sales price of $3.5 million. We believe these non-core asset sales will allow us to improve our operating efficiency, further simplify our statement of operations and balance sheet, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as we determine will best serve our stockholders.

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

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
September 30, 2019	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,499	—	13,499	—	13,499
Listed and ready for rent	396	9	405	—	405
Unit turn	416	—	416	—	416
Renovation	—	83	83	—	83
Total rental portfolio	14,311	92	14,403
Previous rentals identified for sale	—	128	128	101	229
Legacy REO	—	24	24	18	42
	14,311	244	14,555	119	14,674
December 31, 2018
Rental properties:
Leased	13,546	—	13,546	423	13,969
Listed and ready for rent	409	25	434	8	442
Unit turn	428	—	428	18	446
Renovation	—	136	136	2	138
Total rental portfolio	14,383	161	14,544
Previous rentals identified for sale	—	158	158	188	346
Legacy REO	—	56	56	48	104
	14,383	375	14,758	687	15,445

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At September 30, 2019, 94.3% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of September 30, 2019 ($ in thousands):

State	Number of Properties	Carrying Value (1) (2)	Average Age in Years
Georgia	4,368	$474,498	36
Florida	2,091	306,604	40
Texas	1,934	278,221	29
Tennessee	1,468	204,861	24
North Carolina	867	115,581	26
Alabama	719	80,556	42
Indiana	664	82,861	24
Minnesota	487	72,657	88
Missouri	475	67,348	42
Oklahoma	305	43,128	28
All other rentals	1,025	151,647	35
Total rental portfolio	14,403	1,877,962	35
Rental properties held for sale	101	15,512	53
Previous rentals identified for sale	128	15,841	53
Legacy REO	42	16,382	54
Total	14,674	$1,925,697	36
_____________

(1)
The carrying value of an asset held for use is based on historical cost, plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

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

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning count of real estate assets	14,772	12,297	15,445	12,574
Acquisitions	28	3,248	85	3,302
Dispositions	(126)	(72)	(862)	(402)
Mortgage loan conversions to REO, net (1)	—	10	4	9
Other additions	—	—	2	—
Ending count of real estate assets	14,674	15,483	14,674	15,483
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For further information regarding our real estate acquisition and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Mortgage Loan Assets

As of September 30, 2019, we had 52 remaining mortgage loans with an aggregate UPB of approximately $12.2 million, an aggregate market value of underlying properties of approximately $15.5 million and a carrying value of $3.6 million. As of December 31, 2018, we had 74 mortgage loans with an aggregate UPB of approximately $21.2 million, an aggregate market value of underlying properties of $26.0 million and a carrying value of $8.1 million.

On October 7, 2019, we entered into an agreement to sell 47 of the 52 remaining mortgage loans in our portfolio for an aggregate sales price of $3.5 million.

Mortgage Loan Resolutions and Dispositions

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Mortgage Loans at Fair Value
Beginning	57	91	74	111
Resolutions and dispositions	(5)	(5)	(18)	(26)
Mortgage loan conversions to REO, net (1)	—	(10)	(4)	(9)
Ending	52	76	52	76
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For further information regarding our mortgage loan resolutions and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,480 per home for the 13,499 stabilized properties that were leased at September 30, 2019.

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

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including expenses towards repairs, turnover costs, utility expenses on vacant properties, property taxes, insurance, HOA dues and personnel cost for repair and maintenance employees.

ii.	Property management expenses. Property management expenses include personnel costs of property management employees and other costs incurred in the oversight and management of our portfolio of homes.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2019 versus the three and nine months ended September 30, 2018. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

Rental revenues

Rental revenues increased to $50.8 million and $154.9 million for the three and nine months ended September 30, 2019, respectively, compared to $48.3 million and $129.0 million for the three and nine months ended September 30, 2018, respectively. This increase is primarily attributable to an increase in the average number of leased properties.

Our rental revenues depend primarily on the number of SFR properties in our portfolio as well as changes in the occupancy levels and rental rates for our residential rental properties. We expect to generate increasing rental revenues from increases in rents on existing properties upon the re-lease of properties or renewal of existing leases. Because our lease terms generally are expected to be one year, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties. In addition, we continuously evaluate opportunities to grow our rental portfolio, which would increase our rental revenues.

Residential property operating expenses

Residential property operating expenses increased to $20.8 million and $58.2 million for the three and nine months ended September 30, 2019, respectively, from $17.3 million and $45.4 million for the three and nine months ended September 30, 2018, respectively. This increase is primarily due to an increased total number of properties in our real estate portfolio, partially offset by (i) our having fewer non-rental REO properties and (ii) a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. During the three and nine months ended September 30, 2019, the average count of properties in our rental portfolio increased to 14,412 and 14,466 properties, respectively, compared to 13,237 and 12,601 properties during the three and nine months ended September 30, 2018, respectively.

Our residential property operating expenses for occupied rental properties depends primarily on repair and maintenance expenditures, turnover costs, utility expenses on vacant properties, property taxes, insurance, and HOA dues. Our residential property operating expenses for non-rental REO properties and vacant rental properties also includes utilities, property preservation and repairs and maintenance. With the internalization of our property management function, our residential property operating expenses will be dependent on our ability to control costs and perform unit turns and secure new tenants in a timely manner. Further, in periods when we are successful in growing our portfolio, we generally expect to incur increasing residential property operating expenses beginning in such periods.

Property management expenses

Property management expenses increased to $4.2 million and $11.4 million for the three and nine months ended September 30, 2019, respectively, from $3.4 million and $9.3 million for the three and nine months ended September 30, 2018, respectively. This increase is primarily due to growth in our property management operations to manage the increased number of internally managed homes.

Depreciation and amortization

We incurred $19.7 million and $21.1 million in depreciation and amortization for the three months ended September 30, 2019 and 2018, respectively. This decrease is primarily due to reduced amortization of lease-in-place intangible assets during 2019, partially offset by growth in our rental portfolio.

We incurred $62.0 million and $59.1 million in depreciation and amortization for the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily due to growth in our rental portfolio, partially offset by reduced amortization of lease-in-place intangible assets during 2019.

During the three and nine months ended September 30, 2019, the average count of properties in our rental portfolio increased to 14,412 and 14,466 properties, respectively, compared to 13,237 and 12,601 properties during the three and nine months ended September 30, 2018, respectively. We expect to incur increasing depreciation and amortization as we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions and will vary depending upon our acquisition activity. We recognized $0.1 million and $2.8 million of lease-in-place intangible asset amortization for the three and nine months ended September 30, 2019, respectively, compared to $2.2 million and $7.4 million for the three and nine months ended September 30, 2018, respectively.

Acquisition and integration costs

We incurred $0.2 million and $3.1 million of acquisition and integration costs for the three and nine months ended September 30, 2019, respectively, compared to $25.2 million and $26.0 million for the three and nine months ended September 30, 2018, respectively. The decrease is primarily driven by non-recurring costs associated with the acquisition of our property manager during the third quarter of 2018 and internalization of the property management function, including $18.0 million associated with amendment to the Master Services Agreement with Altisource S.à r.l.

Impairment

We recognized $0.5 million and $3.1 million of impairment on our real estate assets for the three and nine months ended September 30, 2019, respectively, compared to $1.3 million and $11.0 million for the three and nine months ended September 30, 2018, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO in our portfolio.

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

Mortgage loan servicing costs

We incurred $0.2 million and $0.8 million of mortgage loan servicing costs for the three and nine months ended September 30, 2019, respectively, compared to $0.5 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. We incur mortgage loan servicing and foreclosure costs as our mortgage loan servicers provide servicing for our loans and pay for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. We generally expect our mortgage loan servicing costs to decrease as we continue to liquidate our remaining mortgage loans.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense increased to $21.1 million and $63.8 million for the three and nine months ended September 30, 2019, respectively, from $20.1 million and $52.5 million for the three and nine months ended September 30, 2018, respectively. The increase was driven by increased average borrowings under our repurchase and loan agreements, partially offset by decreases in the fixed component of our contractual interest rates achieved through the amendment or refinance of some of our debt. This increase also includes non-cash interest expense related to our interest rate cap derivatives, which increased to $1.4 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, compared to $0.4 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, due to our entry into three interest rate caps during the fourth quarter of 2018.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $1.5 million and $4.4 million for the three and nine months ended September 30, 2019, respectively, compared to $1.2 million and $1.9 million for the three and nine months ended September 30, 2018, respectively. This increase is primarily due to additional grants of restricted stock units to certain of our employees and employees of AAMC, partially offset by the vesting of prior grants of restricted stock units.

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

General and administrative expenses

General and administrative expenses increased to $5.5 million and $19.3 million for the three and nine months ended September 30, 2019, respectively, from $3.5 million and $8.6 million for the three and nine months ended September 30, 2018, respectively. The increase was driven by an increase in ongoing non-ordinary course securities litigation costs and certain incremental support costs associated with growth in the property management function that we internalized on August 8, 2018. In addition, the increase in general and administrative expenses during the nine months ended September 30, 2019 also included costs arising from the contested proxy related to our 2019 Annual Meeting of Stockholders and the renegotiation of the AMA.

Management fees

We incurred base management fees to AAMC of $3.6 million and $10.7 million during the three and nine months ended September 30, 2019, respectively, compared to $3.6 million and $11.0 million during the three and nine months ended September 30, 2018, respectively. The decrease in base management fees is primarily driven by a reduction in our average invested capital (as defined in the Former AMA).

We incurred conversion fees to AAMC of $0 and $29,000 during the three and nine months ended September 30, 2019, respectively, compared to $35,000 and $151,000 during the three and nine months ended September 30, 2018, respectively. Conversion fees have fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Due to our entry into the Amended AMA, we expect that the management fees will increase over time but at a lower rate as we grow SFR properties in our portfolio, and we will no longer pay conversion fees to AAMC.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and nine months ended September 30, 2019 and 2018 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Conversion of mortgage loans to REO, net	$17	$1,540	$769	$1,824
Change in fair value of mortgage loans, net	(81)	81	211	187
Net realized (loss) gain on mortgage loans	(1,671)	793	(944)	892
Net realized gain (loss) on sales of real estate	2,089	(1,237)	12,937	(3,666)
Net gain (loss) on real estate and mortgage loans	$354	$1,177	$12,973	$(763)

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $46.8 million compared to $44.2 million as of December 31, 2018. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2019 and December 31, 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
September 30, 2019
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 2.30%		$82,382	$250,000	$167,618	$85,652
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		34,359	250,000	215,641	39,789
HOME II Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	83,270	83,270	—	98,710
HOME III Loan Agreement	11/9/2019	(1)	1-month LIBOR + 2.10%	(2)	89,150	89,150	—	109,522
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	142,963
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	143,805
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,785
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	575,375
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(3)	504,986	504,986	—	598,810
					1,631,420	$2,014,679	$383,259	$1,906,411
Less: unamortized loan discounts					(3,948)
Less: deferred debt issuance costs					(10,015)
					$1,617,457

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)
Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions. On October 17, 2019, we exercised an option to extend the maturity to November 9, 2020.

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

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of September 30, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, all of which is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $7.3 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of September 30, 2019 and December 31, 2018, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $11.2 million and $8.2 million in escrow for future payments of property taxes, HOA dues and repairs and maintenance as of September 30, 2019 and December 31, 2018, respectively.

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

Advance Rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 75% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 61.6% of estimated fair value at September 30, 2019. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut ranges from 10% to 25%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement decreased to 7.9% of the estimated fair value (based on BPOs) of such assets at September 30, 2019 from 11.1% at December 31, 2018. The haircut applied will vary from period to period dependent upon the assets that serve as collateral under the CS and Nomura agreements. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

Effective April 5, 2019, a haircut is no longer applied to the estimated fair value of stabilized assets serving as collateral under the Nomura Loan Agreement.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2018 to September 30, 2019 is primarily due to reductions of debt upon the liquidation of non-core property sales.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended September 30, 2019, December 31, 2018 and September 30, 2018 ($ in thousands):

	Three Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018
Balance at end of period	$1,631,420	$1,739,048	$1,709,939
Maximum month end balance outstanding during the period	1,636,591	1,739,048	1,712,472
Weighted average quarterly balance	1,636,859	1,718,342	1,522,973
Amount of available funding at end of period	383,259	275,849	389,231

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At September 30, 2019, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

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

Potential Purchase Price Adjustments of Certain Mortgage Loans Previously Sold

As of September 30, 2019, we are evaluating $2.7 million in potential purchase price adjustment/indemnification claims relating to mortgage loans sold in prior years. We are investigating these claims, and, if they are determined to be valid, we may be required to repay a portion of the sales proceeds to the purchaser, based on the terms of the prior purchase agreements. At this time, we are not able to predict the ultimate outcome of these claims, nor can we estimate the range of possible adjustment/indemnification obligation, if any.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(5,314)	$(12,901)
Net cash provided by (used in) investing activities	139,641	(430,811)
Net cash (used in) provided by financing activities	(134,368)	397,610
Net change in cash, cash equivalents and restricted cash	$(41)	$(46,102)

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 consisted primarily of cash operating expenses in excess of revenues.

Net cash provided by investing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from dispositions of real estate, partially offset by investments in real estate and renovations. Net cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of cash used to execute the acquisition of our internal property manager and the 3,236 properties it managed (the “HB Acquisition”), partially offset by proceeds from dispositions of real estate and mortgage loan resolutions and dispositions.

Net cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of net proceeds of repurchase and loan agreements in connection with the HB Acquisition, partially offset by payment of dividends on common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At September 30, 2019, we had $116.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $790.2 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase by $4.1 million or decrease by $7.9 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Martin v. Altisource Residential Corporation et al.
On March 27, 2015, a putative shareholder class action complaint was filed in the United States District Court of the Virgin Islands by a purported shareholder of the Company under the caption Martin v. Altisource Residential Corporation, et al., 15-cv-00024. The action names as Defendants the Company, our former Chairman, William C. Erbey, and certain officers and a former officer of the Company and alleges that the Defendants violated federal securities laws by, among other things, making materially false statements and/or failing to disclose material information to the Company's shareholders regarding the Company's relationship and transactions with Ocwen Financial Corporation (“Ocwen”), Altisource Portfolio Solutions S.A., and other third-party entities. These alleged misstatements and omissions include allegations that the Defendants failed to adequately disclose the Company's reliance on Ocwen and the risks relating to its relationship with Ocwen, including that Ocwen was not properly servicing and selling loans, that Ocwen was under investigation by regulators for violating state and federal laws regarding servicing of loans and Ocwen’s lack of proper internal controls. The action seeks, among other things, an award of monetary damages to the putative class in an unspecified amount and an award of attorney’s and other fees and expenses.

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

On February 26, 2019, the Court granted Plaintiffs’ request for leave to file a Third Amended Complaint within 14 days. On March 12, 2019, Plaintiffs filed their Third Amended Complaint, and on April 12, 2019, Defendants moved to dismiss the Third Amended Complaint in its entirety. Plaintiffs filed their opposition to the motion to dismiss on May 13, 2019, and Defendants filed their reply in support of the motion on May 31, 2019. On June 12, 2019, Judge Thompson issued an Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Specifically, Judge Thompson granted Defendants’ motion to dismiss any alleged misrepresentation made after each Plaintiff’s final purchase of securities. Judge Thompson denied Defendants’ motion to dismiss on the remaining grounds.

On June 26, 2019, Defendants filed a motion to certify interlocutory appeal to the Third Circuit of Judge Thompson’s Order granting in part and denying in part Defendants’ motion to dismiss the Third Amended Complaint. Plaintiffs filed their opposition to the motion on July 10, 2019 and Defendants’ reply in support of the motion was filed on July 24, 2019. On August 6, 2019, Judge Thompson denied Defendants’ motion to certify interlocutory appeal.

Separately, on July 5, 2019, Judge Thompson accepted the case schedule proposed by the parties, and discovery resumed. The deadline for the completion of fact discovery was November 8, 2019, the deadline for the completion of expert discovery was January 30, 2020, and the deadline to submit dispositive motions was February 27, 2020.

On October 8, 2019, based on input from a mediator, we entered into a stipulation and agreement of settlement with Plaintiffs to settle the litigation for $15.5 million in exchange for, among various other terms, a full release of claims by Plaintiffs on behalf of the purported class of shareholders. On the same date, Plaintiffs filed their unopposed motion for preliminary approval of the settlement and ancillary documents, which included the stipulation and agreement of settlement. On October 17, 2019, the court issued an order granting preliminary approval of the settlement, approving the form and manner of notice and setting a hearing date for final approval of the settlement for January 30, 2020. Proceeds from the directors' and officers' insurance policies will fund $5.5 million of the settlement.

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

Front Yard Residential Corporation
Date:	November 6, 2019	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer