Form 10-K
period 2019-12-31
Front Yard Residential Corp
filed 2020-02-28
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-35657

Front Yard Residential Corporation
(Exact name of registrant as specified in its charter)

MARYLAND	46-0633510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Altisource Asset Management Corporation
5100 Tamarind Reef
Christiansted, United States Virgin Islands 00820
(Address of principal executive office)

(340) 692-0525
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, par value $0.01 per share	RESI	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $461.9 million, based on the closing share price as reported on the New York Stock Exchange on June 28, 2019 and the assumption that all directors and executive officers of the registrant and their families and beneficial holders of 10% of the registrant's common stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of February 21, 2020, 53,943,326 shares of our common stock were outstanding.

Portions of the registrant's definitive proxy statement for the registrant's 2020 annual meeting are incorporated by reference into Part III of this Annual Report on Form 10-K. To the extent that we do not file the proxy statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Front Yard Residential Corporation
December 31, 2019

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

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”);

•	the inability to complete the proposed merger due to the failure to obtain stockholder approval for the proposed merger or the failure to satisfy other conditions to completion of the proposed merger;

•	risks related to disruption of management’s attention from our ongoing business operations due to the merger transaction;

•	the effect of the announcement of the proposed merger on our relationships with our customers, operating results and business generally;

•	the risk that the proposed merger will not be consummated in a timely manner;

•	exceeding the expected costs of the merger;

•	our ability to successfully implement our strategic initiatives and achieve their anticipated impact;

•	our ability to manage changes in our management team and changes resulting from our workforce reduction and office closures;

•	our ability to acquire single-family rental assets for our portfolio, including difficulties in identifying assets to acquire;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

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

ii

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

iii

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

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”) pursuant to the asset management agreements described further below. AAMC provides us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of single-family rental (“SFR”) properties and the management of our remaining real estate owned (“REO”) properties. On May 7, 2019, we amended and restated our asset management agreement with AAMC. For further details of our asset management agreements with AAMC, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements.

On August 8, 2018, we acquired a property management firm and began the process of internalizing our property management function. During the first quarter of 2019, we completed the transfer of our externally managed homes to our internal property management platform. The internalization of property management provides us with an efficient, scalable property management platform that is designed to provide tenants with excellent service. As we continue to grow, this platform will to allow us to benefit from economies of scale that will enhance long-term stockholder value. Prior to this internalization, we relied exclusively on two external property management vendors to provide, among other things, leasing and lease management, operations, maintenance, repair and property management services in respect of certain of our SFR properties.

Since we commenced operations in 2012, we have financed our business through a combination of equity offerings, term loans, repurchase agreements, warehouse lines, seller financing arrangements and securitizations.

Merger Agreement

On February 17, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of Front Yard by Parent.

The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger transaction (“Effective Time”), the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and a wholly owned subsidiary of Parent.

Under the terms of the Merger Agreement, Front Yard shareholders will receive $12.50 in cash per share. The per share purchase price represents a premium of approximately 14.2% over the per share closing price of Front Yard’s common stock on May 20, 2019, the day prior to the public announcement of Front Yard’s decision to initiate a formal process to explore strategic alternatives.

The Front Yard Board of Directors has unanimously approved the merger agreement and intends to recommend that Front Yard shareholders vote in favor of it at a Special Meeting of Stockholders, to be scheduled as soon as practicable. The transaction is expected to close in the second quarter of 2020, subject to the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

For further details of the Merger Agreement, refer to Note 17, “Subsequent Events” of the consolidated financial statements.

Our Business Strategy

We are committed to being one of the top SFR REITs serving American families and their communities with a view to providing consistent and robust returns on equity and long-term growth for our investors. Our portfolio of SFR properties has grown substantially in recent years. The internalization of our property management function has provided us with additional opportunities to deliver an excellent tenant experience and manage our rental homes efficiently and in line with our key operating targets.

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

Acquisition Strategy

Through our judicious use of cash, our strong financing relationships and the sale of non-core assets, we have capitalized on opportunities to buy large portfolios and smaller pools of stabilized rental homes and individual residential properties at attractive yields. We have been successful in our pursuit of this strategy to date, having increased our SFR portfolio to approximately 14,500 homes as of December 31, 2019 from approximately 3,000 at December 31, 2015. We may continue to opportunistically source, bid on and acquire SFR properties that meet our targeted metrics under our management in the future.

Scalable Internal Property Management Platform

Our efficient, scalable internal property management platform provides tenants with excellent service and allows us to benefit from economies of scale. We now have direct, internally managed control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which will enhance our ability to control costs and generate long-term returns to our stockholders. As of December 31, 2019, we had 220 employees who serviced homes in 29 MSAs across 19 states, and we work directly with over 300 vendors providing services to our homes with capacity to process over 500 turns per month.

The transition to internal property management has also provided us with the opportunity to develop our brand and enhance the tenant experience. Our internal property manager has allowed us to develop a unified approach to renovation management, repair and maintenance, vendor contracting and material supply chain management in an effort to create a consistent look and feel for our SFR properties. Over time, we expect to develop a nationally recognized brand that is known for consistent quality at affordable prices.

This internal property management platform is driven by proprietary technology solutions that support the tenant experience and enhance operational efficiency and performance. In addition to in-house technicians, efficient back-office support evaluates and solicits the appropriate external vendors to perform required work, assigns the work to the vendor with the best possible combination of cost and delivery capabilities, provides uniform property management and inspection criteria and utilizes technology to review and assess properties. We believe this technology-driven property management infrastructure will result in increased long-term value for our stockholders.

Real Estate Portfolio Overview

We seek to acquire SFR properties with attractive return profiles. Our SFR portfolio was acquired through direct purchases of SFR and REO properties as well as through the resolution of non-performing mortgage loans we had previously acquired.

We expect to continue to liquidate (i) certain rental properties that are non-strategic, underperforming or are in inefficient markets and (ii) the remaining REO properties that were acquired through mortgage loan resolution activities that do not meet our rental criteria in order to generate cash for reinvestment in other acquisitions, repurchases of common stock, the repayment of debt, dividend distributions or such other purposes as we may determine.

For details regarding our recent real estate acquisitions and dispositions, refer to Note 3, “Asset Acquisitions and Dispositions” to our consolidated financial statements.

The following table presents the status of our real estate assets as of the dates indicated:

	December 31, 2019	December 31, 2018
Rental:
Leased	13,711	13,546
Listed and ready for rent	371	434
Unit turn	369	428
Renovation	94	136
Total rental properties	14,545	14,544
Previous rentals identified for sale	94	158
Legacy REO	10	56
Total real estate held for use	14,649	14,758
Held for sale	99	687
Total real estate assets	14,748	15,445

The following table sets forth a summary of our real estate portfolio as of December 31, 2019 ($ in thousands):

State	Number of Properties	Carrying Value (1)	Average Age in Years
Georgia	4,380	$473,657	36
Florida	2,088	304,211	40
Texas	1,931	276,038	29
Tennessee	1,468	203,816	24
North Carolina	867	114,654	26
Alabama	719	79,917	42
Indiana	664	82,319	24
Minnesota	623	106,747	78
Missouri	484	68,076	42
Oklahoma	305	42,788	28
All other rentals	1,016	148,859	35
Total rental properties	14,545	1,901,082	36
Previous rentals identified for sale	94	11,462	51
Legacy REO	10	3,203	50
Total real estate held for use	14,649	1,915,747	36
Held for sale	99	14,395	53
Total	14,748	$1,930,142	36
_____________

(1)
The carrying value of an asset held for use is based on historical cost plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

As of December 31, 2019, our highest concentrations of SFR properties were in four states (Florida, Georgia, Tennessee and Texas), which accounted for 9,867 SFR properties (67.8% of our SFR portfolio) with an aggregate carrying value of $1.3 billion (66.2% of the carrying value of our SFR portfolio), with the remainder of our SFR properties dispersed among 23 other states.

Our Strengths

We are committed to a business strategy that will enable us to efficiently manage and continue to grow our portfolio of affordable rental homes and become one of the largest nationwide SFR REITs. Our goal is to enhance long-term stockholder value through the execution of our business plan with a focus on our competitive strengths. Our strong competitive position is based on the following factors:

•
Acquisition Strategy Enables us to Continue Building a Portfolio that Targets Attractive Yields to Stockholders. Through AAMC’s personnel and technical expertise, we have developed a disciplined market and asset selection approach and a valuation model that uses proprietary and market data to evaluate and project the performance of SFR assets. This valuation model has been built with multiple broad economic and geographic inputs as well as numerous property-level inputs to determine which properties will produce attractive yields and how much to pay for these properties to best achieve optimal results. These internally developed tools help us to evaluate the most attractive SFR portfolios available for purchase. We also leverage our property inspection, management and rental infrastructure and related data flows to identify and acquire attractive assets in the geographical locations into which we desire to grow. We intend to continue to focus on strategic geographical areas, develop regional experience to continually refine our acquisition strategy and achieve rental portfolio growth with properties marked by strong stabilized occupancy rates and optimal economic returns. We also believe that our focus on affordable housing provides us with a potential advantage, as we believe this is an underserved market segment that provides us with attractive yield and growth opportunities.

•
Extensive Internal Property Management Infrastructure. With our internal property manager and the support of our growing nationwide vendor networks, we believe that we are well positioned to operate and manage SFR properties across the United States at an attractive cost structure. We have an excellent, experienced property management team with a successful track-record of internal property management operations that enables us to capitalize on additional opportunities to enhance our tenants’ experience and improve our operating efficiency for our entire portfolio. We believe that our internal property management infrastructure provides us with a cost-efficient, scalable platform that will be a key factor in our success as we continue to grow.

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

Our Investment Process

Our Manager continues to provide personnel and portfolio managers with substantial experience in the real estate market. Using extensive market connections and a disciplined market and asset selection approach incorporating advanced quantitative models, AAMC's capital markets group has demonstrated expertise in sourcing, analyzing and negotiating the purchase of both large and small portfolios of rented single-family properties. Through close collaboration by AAMC with our internal property management team, we are able to source and acquire properties that fit our investment strategy and integrate well with our property management infrastructure. This expertise and coordination has enabled us to strategically grow our SFR portfolio at December 31, 2019 to approximately 14,500 homes, the majority of which were stabilized rentals at the time of acquisition.

Our Financing Strategy

We intend to continue to finance our real estate investments with debt and equity, the proportions and character of which may vary based upon the particular characteristics of our portfolio and on market conditions. To the extent available at the relevant time, our financing sources may include bank credit facilities, term financing, warehouse lines of credit, securitization financing, seller financing arrangements, structured financing arrangements and repurchase agreements, among others. We may also seek to raise additional capital through public or private offerings of debt or equity securities, depending upon market conditions. For additional information on our financing arrangements, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Our Manager and the Asset Management Agreements

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Pursuant to the asset management agreement, amongst other duties, AAMC provides the following services to us: (1) performing and administering certain of our day-to-day operations; (2) implementing the investment criteria in our investment policy approved by our Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of our SFR properties; (5) analyzing and executing sales of certain rental properties; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and support personnel who have substantial experience in the acquisition and management of residential properties. AAMC’s management also has significant corporate governance experience that enables it to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our Board of Directors to any business or entity competing against us in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets, (b) the carrying on of an SFR business or (c) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which AAMC was our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. The Former AMA provided for a fee structure in which AAMC was entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and REO properties that become rental properties for the first time during each quarter.

On May 7, 2019, we entered into an amended and restated asset management agreement (the “Amended AMA”), under which AAMC is our exclusive asset manager for an initial term of five years. The Amended AMA will renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which AAMC is entitled to a Base Management Fee and a potential Incentive Fee.

The management fees payable under the Amended AMA are subject to ongoing performance thresholds and an aggregate fee cap aimed to prevent such fees from increasing our general and administrative expenses above industry standards based on the size of our gross real estate asset base. The Amended AMA also provides us more flexibility in return for a termination fee to AAMC that we believe reflects industry norms.

For additional information regarding our asset management agreements with AAMC, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements.

AAMC’s Management of the Operating Partnership

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

Terms of the Limited Partnership Agreement

Capital Contributions, Profits and Losses and Distributions

Neither the General Partner nor the limited partner is required to make any additional capital contribution to the Operating Partnership, although we intend to contribute funds generally from equity offerings, repurchase facilities, securitization financings or other financing arrangements into the Operating Partnership in order to (a) make additional acquisitions of SFR properties, (b) pay property management fees and other expenses related to the management of our assets, (c) conduct the renovation, leasing and property management services for SFR properties and (d) provide funds for general corporate purposes.

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

Employees

As of December 31, 2019, we had 220 full-time employees. None of our personnel are covered by a collective bargaining agreement.

In addition, certain services necessary for our business are provided by individuals who are employees of AAMC. Our Manager's employees undertake asset management functions on our behalf that include acquisitions, capital markets access, risk management, accounting, internal audit, corporate management and legal services. The majority of our executive officers are employees, officers or both of AAMC, and they are paid by AAMC. As of December 31, 2019, AAMC had 109 full-time employees, all dedicated to the operation of our business.

AAMC also employs a dedicated General Counsel for our company. Although he is not employed by us, his primary duties are to act as our General Counsel, and he reports to our Board of Directors and Chief Executive Officer. We also direct and approve his compensation and reimburse AAMC for all costs associated with his employment.

Competition

We face competition from various sources for the acquisition of SFR properties. Our competition includes other REITs, hedge funds, developers, private equity funds and partnerships. To effectively compete, we rely upon our management team and their substantial industry expertise. We believe our relationship with AAMC and the terms of the AMA provide us with a competitive advantage and help us assess the investment risks and determine appropriate pricing. We expect our current focus on directly acquiring SFR properties in our preferred market segments will continue to allow us to compete effectively for attractive investment opportunities. Our competitive position is also reliant on the management team and experienced personnel at our newly acquired internal property manager. We believe our internal property management platform has been built for scale and will enable us to capitalize on additional opportunities to enhance our tenants’ experience and improve the operating efficiency for our entire portfolio as it grows. However, there can be no assurance that we will be able to achieve our business goals or expectations due to the competitive pricing and other risks that we face. Our competitors may have greater resources and access to capital and higher risk tolerances than we have, may be able to pay higher prices for assets or may be willing to accept lower returns on investment. As the inventory of available SFR properties and related assets will fluctuate, the competition for assets and financing may increase.

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

We commenced operations approximately seven years ago, and our business model is relatively untested and evolving. Businesses like ours that have a limited operating history present substantial business and financial risks and may suffer significant losses. As a result, we cannot predict our results of operations, financial condition and cash flows. We only began to generate residential rental revenue during 2013, and our historical financial results have been partially attributable to purchasing residential mortgage loans and other rental-related assets at a discount. As a result of the changes to our acquisition strategy and evolving market conditions, we have not completed any residential mortgage loan portfolio acquisitions since December 2014, and we do not anticipate further acquisitions of such loans. There can be no assurance, however, that the Company will be able to identify and successfully acquire portfolios of SFR properties or related assets on favorable terms or at all.

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

There can be no assurance that we will be able to successfully operate our business or generate sufficient cash to make distributions to our stockholders. Our ability to make or sustain distributions to our stockholders depends on many factors, including the following: the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategy and our success in identifying and consummating such opportunities on favorable terms; the level and expected movement of home prices; the occupancy rates and rent levels of rental properties; the restoration, maintenance, marketing and other operating costs related to our SFR and REO properties; our relatively new internal property management platform and its ability to accommodate our growth; the level and volatility of interest rates; our ability to effectively manage a significant increase in the number of properties in our SFR portfolio; our ability to sell our remaining non-rental REO properties on favorable terms; the availability of short-term and long-term financing on favorable terms; conditions in the financial, real estate, housing and mortgage markets and the general economic conditions, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. Existing and future government regulations may result in additional costs or delays, which could adversely affect the implementation of our investment strategy.

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

Our failure to effectively perform property management functions or to effectively manage our portfolio and operations could materially and adversely affect us.

Prior to our acquisition of HavenBrook Partners, LLC (“HavenBrook” or our “internal property manager”), we had relied on third parties to provide property management services for the properties in our SFR portfolio. As a result, prior to August 8, 2018, we did not have direct experience operating our own property manager. If our internal property manager is unable to effectively perform property management services at the level and/or the cost that we expect or if we fail to allocate sufficient resources to meet our property management needs, it would adversely affect our performance. Through HavenBrook, we have direct responsibility for the management of the properties in our SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants. In addition, we will be responsible for ensuring the compliance of HavenBrook with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates. We have limited experience operating our own property manager, and it is difficult to evaluate our potential future performance.

Our ability to perform the property management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel and the number of our SFR properties that we manage. Increases in the number of properties we internally manage have required us to hire a large number of additional qualified personnel. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization.

Although we expect that the utilization of HavenBrook as an internal property manager will result in certain benefits, there can be no assurance regarding when or the extent to which we will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. Our future success will depend, in part, upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality and maintain other necessary internal controls. There can be no assurance that we will realize our expected operating efficiencies, cost savings, revenue enhancements or other benefits.

Our inability to effectively perform the property management services on the properties managed by us, through HavenBrook, or to effectively manage our portfolio and operations could materially adversely affect our business, financial results and share price.

We face intense competition for the employment of highly skilled managerial and operational personnel.

Our business plan may require that we employ additional highly skilled managerial and operational personnel, and our inability to recruit and retain qualified personnel in the future could have an adverse effect on our business and financial results. Competition for such skilled managerial and operational personnel is intense. As additional large real estate investors and property managers enter into and expand their scale within the single-family rental business, we expect to face increased challenges in hiring and retaining personnel, and there can be no assurance that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

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

We anticipate that a majority of our leases to tenants of SFR properties will be for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

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

Our SFR properties, when acquired, will compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single-family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ properties may be of better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we cannot assure you that we will be successful in acquiring or managing SFR properties that generate favorable returns.

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

A significant number of our properties may be subject to HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. Some of the HOAs that will govern our properties may enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our SFR properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale or the use of specific construction materials to be used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which, if met or exceeded, may cause us to incur additional costs to sell the affected property and opportunity costs of lost rental income. Furthermore, many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have renters who violate these HOA rules for which we may be liable as the property owner. Additionally, the boards of directors of the HOAs that will govern our properties may not make important disclosures or may block our access to HOA records, initiate litigation, restrict our ability to sell, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with certain HOA rules before acquiring a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property (if possible), prevent us from renting such property or otherwise reduce our cash flow from such property. Any of the above-described occurrences may materially and adversely affect us.

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

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

•	joblessness or unemployment rates that adversely affect the local economy;

•	an oversupply of or a reduced demand for SFR properties for rent;

•	a decline in employment or lack of employment growth;

•	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

•	a decline in rental rate, which may be accentuated since we expect to generally have rent terms of one year;

•	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

•	changes in interest rates and availability and terms of debt financing; and

•	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

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

Prior to the HB Acquisition, we had no employees of our own. With the completion of the HB Acquisition, we now have employees of our own managing the internal property management function. As an employer, we are now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Further, we bear the costs of the establishment and maintenance of payroll management and health, retirement and similar benefit plans for our employees.

We are subject to the risks of securities laws liability and related civil litigation.

We may be subject to the risk of securities litigation and derivative actions from time to time as a result of being publicly traded. There can be no assurance that any settlement or liabilities in such lawsuits or claims against us would be covered or partially covered by our insurance policies, which could have a material adverse effect on our earnings in one or more periods. The range of possible resolutions in relation to any such lawsuits or claims could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such suit, which could have a material adverse effect on our financial condition, results of operations and cash flows. An adverse resolution of any lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

In the ordinary course of our business, we or our external service providers may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current tenants. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be subject to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

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

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage of $250,000 per depositor and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. At December 31, 2019, substantially all of our cash and cash equivalent balances held at financial institutions exceeded FDIC insured limits. Any event that would cause the insolvency of a financial institution at which we hold a material portion of our cash and cash equivalents and restricted cash in excess of amounts subject to FDIC deposit insurance would have a material adverse effect on our financial condition and results of operations.

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

Risks Related to the Merger

The announcement and pendency of the Merger may have an adverse effect on the Company’s business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers, Manager and other third parties may disrupt our key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to several conditions beyond the Company’s control that may prevent, delay or otherwise adversely affect its completion in a material way. The Merger cannot be completed until the conditions to closing are satisfied or waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive the Merger Consideration in connection with the proposed Merger. Instead, we will remain an independent public company, and the holders of our common stock will continue to own their shares of common stock.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to pay Parent termination fees of up to $24 million and, in addition, to reimburse Parent for certain expenses incurred by Parent in connection with the Merger Agreement up to a maximum of $8.2 million, if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. The Merger Agreement provides that, during the period from the date of the Merger Agreement until the Effective Time, the Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, provide non-public information to third parties and engage in negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions.

We will incur substantial transaction fees and costs in connection with the Merger Agreement.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

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

The majority of our executive officers are also executive officers of AAMC and have interests in our relationship with AAMC that may be different than the interests of our stockholders. As a result, they may have obligations to us and AAMC and could have conflicts of interest with respect to matters potentially or actually involving or affecting us and AAMC. In particular, these individuals have a direct interest in the financial success of AAMC that may encourage these individuals to support strategies in furtherance of the financial success of AAMC that could potentially adversely impact us.

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

We depend on AAMC as our Manager. We may not be able to retain our exclusive engagement of AAMC under certain circumstances, which could materially and adversely affect us. Termination of AAMC by us without cause could be costly, time consuming and potentially disruptive to our business.

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

The Amended AMA may only be terminated “for cause” in certain specified circumstances. If Front Yard were to terminate the Amended AMA without cause for any reason, AAMC would be entitled to 180 days' prior written notice and receipt of a termination fee payable to AAMC in an amount generally equal to three times the arithmetical mean of the aggregate fees actually paid or payable with respect to each of the three immediately preceding completed calendar years. If Front Yard were to determine to terminate AAMC without cause, such termination could be costly and time consuming and could materially adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Our tax position with respect to the accrual of interest and market discount income with respect to distressed mortgage loans that we previously owned involves risk.

Prior to our divestiture of our remaining mortgage loans in 2019, we did not accrue interest or market discount income on defaulted or delinquent loans when certain criteria were satisfied. The criteria generally related to whether those amounts were uncollectible or of doubtful collectability. If the Internal Revenue Service were to challenge this position successfully, we could be subject to entity level excise tax as a result of “deficiency dividends” that we would have been required to pay to our stockholders at the time of such an adjustment to our income in order to maintain our qualification as a REIT.

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

Risks Related to Our Common Stock

Refer to the “Risks Related to the Merger” section above for a discussion of risks related to our common stock that could arise as a result of the Merger.

The market price and trading volume of our common stock may be volatile and may be affected by market conditions beyond our control.

The price at which our common stock trades has fluctuated, and may continue to fluctuate, significantly. The market price of our common stock may fluctuate in response to many things, including but not limited to:

•	variations in our actual or anticipated results of operations, liquidity or financial condition;

•	the announcement of material transactions or the failure to consummate such transactions;

•	changes in, or the failure to meet, our financial estimates or those of securities analysts;

•	the amount and timing of any cash distributions;

•	actions or announcements by our competitors;

•	failure of HavenBrook to provide effective and cost efficient property management services;

•	actual or anticipated accounting problems;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	regulatory actions;

•	changes in the market outlook for the real estate, mortgage or housing markets;

•	technology changes in our business;

•	changes in interest rates that lead purchasers of our common stock to demand a higher yield;

•	future equity issuances by us, share resales by our stockholders or the perception that such issuances or resales may occur;

•	actions by our stockholders;

•	changes to our investment strategy;

•	speculation in the press or investment community;

•	general market, economic and political conditions, including an economic slowdown or dislocation in the global credit markets;

•	failure to maintain the listing of our common stock on the New York Stock Exchange;

•	failure to qualify or maintain our qualification as a REIT;

•	failure to maintain our exemption from registration under the Investment Company Act;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	departure of AAMC’s, and therefore our, key personnel.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are the offices of our Manager, which is an office space of approximately 5,000 square feet located at 5100 Tamarind Reef, Christiansted, St. Croix, United States Virgin Islands 00820. We also lease office space located in Alabama, Florida, Georgia, Indiana, Minnesota, Missouri, Tennessee and Texas to support our property management functions. For more information, please see Note 7, “Leases” to our consolidated financial statements contained in this Annual Report on Form 10-K.

For information concerning our real estate assets, see “Item 1. Business.”

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2019:

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

On October 8, 2019, based on input from a mediator, we entered into a stipulation and agreement of settlement with Plaintiffs to settle the litigation for $15.5 million in exchange for, among various other terms, a full release of claims by Plaintiffs on behalf of the purported class of shareholders. On the same date, Plaintiffs filed their unopposed motion for preliminary approval of the settlement and ancillary documents, which included the stipulation and agreement of settlement. On October 17, 2019, the court issued an order granting preliminary approval of the settlement, approving the form and manner of notice and setting a hearing date for final approval of the settlement for January 30, 2020. The approval hearing was rescheduled to and occurred on February 5, 2020. Following the hearing, on February 13, 2020, Judge Thompson entered a final order and judgment approving the settlement and an order awarding attorneys’ fees and expenses. The settlement amount was paid in two installments: (i) a payment of $10.0 million on November 28, 2019; and (ii) a payment of $5.5 million on January 28, 2020. Proceeds from the directors' and officers' insurance policies funded $5.5 million of the settlement. We have included the settlement amount, net of insurance coverage, as a component of other expense within the consolidated statement of operations for the year ended December 31, 2019.

Item 4. Mine safety disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol “RESI” since December 13, 2012. The following table sets forth the high and low close-of-day sales prices for our common stock as reported by the New York Stock Exchange and dividends declared per share for the periods indicated:

	2019			2018
Quarter ended	High	Low	Dividend	High	Low	Dividend
March 31	$11.45	$8.65	$0.15	$11.93	$9.70	$0.15
June 30	12.44	9.41	0.15	11.45	9.59	0.15
September 30	12.26	10.77	0.15	12.99	9.33	0.15
December 31	13.12	10.55	—	10.86	8.22	0.15

The number of holders of record of our common stock as of February 21, 2020 was 49. The number of beneficial stockholders is substantially greater than the number of holders as a large portion of our stock is held through brokerage firms. Information regarding securities authorized for issuance under equity compensation plans is set forth in Note 11, “Share-based Payments” to the consolidated financial statements.

The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after December 31, 2019 is incorporated herein by reference. To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

During the fiscal year ended December 31, 2019, no equity securities were sold by us that were not registered under the Securities Act of 1933, as amended.

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

During 2019, cash dividends paid on common stock totaled $0.60 per share, or an aggregate of $32.2 million, which includes a dividend of $0.15 per share, or an aggregate of $8.0 million, we declared in December 2018 and paid in January 2019. After these distributions, the aggregate minimum distribution to stockholders required to maintain our REIT status has been met for 2019. All of these dividends were classified as return of capital for tax purposes.

During 2018, cash dividends paid on common stock totaled $0.60 per share, or an aggregate of $32.1 million, which included a dividend of $0.15 per share, or an aggregate of $8.0 million, we declared in December 2017 and paid in January 2018, but excludes the dividend we declared in December 2018 that was paid in January 2019. All of these dividends were classified as return of capital for tax purposes.

Issuer Purchases of Equity Securities

During August 2015, our Board of Directors authorized a stock repurchase plan of up to $100.0 million of common stock. At December 31, 2019, we have remaining approximately $48.5 million authorized by our Board of Directors for share repurchases. No repurchases of common stock were made during the year ended December 31, 2019. At December 31, 2019, we had repurchased an aggregate total of 3,961,262 shares of common stock since the repurchase plan was authorized in August 2015.

No repurchase plan has expired during the year ended December 31, 2019.

Pursuant to our equity incentive plans, we may reacquire shares of common stock tendered to satisfy the tax withholding on equity awards. During the year ended December 31, 2019, 75,708 shares were reacquired at a weighted average per share price of $11.70 pursuant to our equity incentive plans.

Performance Graph

The following stock price performance graph compares the performance of our common stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs indices. The stock price performance graph assumes an investment of $100 in our common stock and each of the indices on December 31, 2014 and further assumes the reinvestment of all dividends. Stock price performance is not necessarily indicative of future results.

	For the period from December 31, 2014 to December 31,
Index	2015	2016	2017	2018	2019
Front Yard Residential Corporation	$75.92	$73.03	$79.65	$67.85	$86.79
S&P 500	99.27	108.74	129.86	121.76	156.92
Russell 2000	94.29	112.65	127.46	111.94	138.50
FTSE NAREIT All Equity REITs	102.83	111.70	121.39	116.48	149.86

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

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Total revenue	$207,010	$183,013	$94,171	$56,758	$248,098
Net loss	(105,391)	(130,835)	(185,454)	(228,028)	(46,005)
Loss per basic share	(1.96)	(2.44)	(3.47)	(4.18)	(0.81)
Loss per diluted share	(1.96)	(2.44)	(3.47)	(4.18)	(0.81)
Dividend per share	0.45	0.60	0.60	0.75	1.83

	As of December 31,
	2019	2018	2017	2016	2015
Total assets	$2,053,122	$2,270,251	$1,974,549	$2,284,847	$2,450,773
Repurchase and loan agreements	1,644,230	1,722,219	1,270,157	1,220,972	763,369
Other secured borrowings	—	—	—	144,099	502,599

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

In order to achieve this goal, we are focused on (i) maximizing the scale and operating efficiencies of our internal property management platform; (ii) identifying and acquiring high-yielding SFR properties; (iii) selling certain non-core assets to generate cash that we may reinvest in acquiring additional SFR properties and (iv) when deemed necessary or advisable, extending the duration of our financing arrangements to better match the long-term nature of our rental portfolio and, at times, reducing our exposure to floating interest rate fluctuations.

We are managed by AAMC, on which we rely to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also provides portfolio management services in connection with our acquisition and management of SFR properties and the ongoing disposition and management of our remaining REO properties. For additional information regarding our asset management agreements with AAMC, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements.

Management Overview

We made substantial progress during the 2019 fiscal year towards our strategic objectives and building stockholder value, including the formation of a committee comprised of independent directors (the “Review Committee”) to explore strategic alternatives, the renegotiation of the asset management agreement with AAMC, the completion of the internalization of our property management and the continued disposition of non-core assets.

Strategic Review Update

The Review Committee, in conjunction with its independent financial advisor, has now completed its review of the strategic alternatives available to Front Yard. On February 17, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. The Front Yard Board of Directors has unanimously approved the merger agreement and intends to recommend that Front Yard shareholders vote in favor of it at a Special Meeting of Stockholders, to be scheduled as soon as practicable. The transaction is expected to close in the second quarter of 2020, subject to the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

Under the terms of the Merger Agreement, Front Yard shareholders will receive $12.50 in cash per share. The per share purchase price represents a premium of approximately 14.2% over the per share closing price of Front Yard’s common stock on May 20, 2019, the day prior to the public announcement of Front Yard’s decision to initiate a formal process to explore strategic alternatives. We believe that the merger is in the best interests of our stockholders, employees and residents.

For further details of the Merger Agreement, refer to Note 17, “Subsequent Events” of the consolidated financial statements.

Amended Asset Management Agreement with AAMC

On May 7, 2019, we amended and restated our asset management agreement with AAMC. We believe the Amended AMA provides an improved fee structure that further aligns interests between Front Yard and AAMC. The management fees payable under the Amended AMA are subject to ongoing performance thresholds and an aggregate fee cap aimed to prevent such fees from increasing our general and administrative expenses above industry standards based on the size of our gross real estate asset base. The Amended AMA also provides us more flexibility in return for a termination fee to AAMC that we believe reflects industry norms. For further details of the Amended AMA, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements.

Full Internalization of Property Management

During the first quarter of 2019, the internalization of our property management function was completed with more than 14,000 of our rental properties managed on our internal platform. We now have direct control of leasing, renovation and turn management, vendor management, market analysis and other property management support functions, which has enhanced our ability to control costs and generate long-term returns to our stockholders. The transition to internal property management has also provided us with the opportunity to continue developing our brand and enhancing our residents' experience. Over time, we expect to develop a nationally recognized brand that is known for consistent quality at affordable prices. We believe that with the completion of the internalization, we are well positioned to continue improving upon our operating efficiencies as we refine our internal property management platform and grow our rental portfolio.

Continued Liquidation of Non-Core Assets

We continued to liquidate our remaining non-core assets, including the full divestiture of our remaining mortgage loans in the fourth quarter of 2019. In addition, as of December 31, 2019, our real estate portfolio included only 22 non-rental REO properties. We continually evaluate the performance of our SFR portfolio and market certain rental properties for sale that do not meet our strategic objectives, and we have identified 181 former rental properties for sale as of December 31, 2019. These property sales allow us to improve our operating efficiency and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, to repurchase common stock, to pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

Optimization of Financing in 2019

We have continued our efforts to optimize our financing structure during 2019. On April 5, 2019 we amended our loan agreement (the “Nomura Loan Agreement”) with Nomura Corporate Funding Americas, LLC (“Nomura”) to, among other things, reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30%, improve certain advance rates and modify the facility's fee structure, resulting in a net reduction of fees to us. In addition, on April 26, 2019, we amended our repurchase agreement (the “CS Repurchase Agreement”) with Credit Suisse AG (“CS”) to reduce the interest rate spread over one-month LIBOR from 3.00% to 2.30% for funding under the facility secured by rental properties and reduce the fee structure of the facility. These enhancements to our short-term facilities will result in interest savings while also providing us with additional flexibility in deploying our capital.

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

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
December 31, 2019	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	13,711	—	13,711	—	13,711
Listed and ready for rent	357	14	371	—	371
Unit turn	369	—	369	—	369
Renovation	—	94	94	—	94
Total rental properties	14,437	108	14,545
Previous rentals identified for sale	—	94	94	87	181
Legacy REO	—	10	10	12	22
	14,437	212	14,649	99	14,748
December 31, 2018
Rental properties:
Leased	13,546	—	13,546	423	13,969
Listed and ready for rent	409	25	434	8	442
Unit turn	428	—	428	18	446
Renovation	—	136	136	2	138
Total rental properties	14,383	161	14,544
Previous rentals identified for sale	—	158	158	188	346
Legacy REO	—	56	56	48	104
	14,383	375	14,758	687	15,445

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At December 31, 2019, 95.0% of our stabilized properties were leased.

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Beginning count of real estate assets	15,445	12,574	10,533
Acquisitions	251	3,306	3,492
Dispositions	(954)	(448)	(1,710)
Mortgage loan conversions to REO, net (1)	4	10	248
Other additions	2	3	11
Ending count of real estate assets	14,748	15,445	12,574
_____________

(1)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For additional details regarding our real estate acquisitions and dispositions, refer to Note 3, “Asset Acquisitions and Dispositions” to our consolidated financial statements.

Mortgage Loans

As of December 31, 2019, we held no mortgage loans. As of December 31, 2018, we owned 74 remaining mortgage loans with an aggregate UPB of approximately $21.2 million, an aggregate market value of underlying properties of approximately $26.0 million and a carrying value of $8.1 million.

The following table summarizes changes in our mortgage loans for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Beginning count of mortgage loans	74	111	3,474
Resolutions and dispositions (1)	(70)	(27)	(3,115)
Mortgage loan conversions to REO, net (2)	(4)	(10)	(248)
Ending count of mortgage loans	—	74	111
_____________

(1)	We generally liquidated our mortgage loan assets through sales to third party purchasers, short sales, refinancing or foreclosure sales.

(2)	Subsequent to the foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

For additional details regarding our mortgage loan resolutions and dispositions, refer to Note 3, “Asset Acquisitions and Dispositions” to our consolidated financial statements.

Metrics Affecting Our Consolidated Results

Revenues

Effective January 1, 2018, our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,648 per home for the 13,711 stabilized properties that were leased at December 31, 2019.

Prior to January 1, 2018, our revenues also included gains and losses on real estate and mortgage loans, which consisted of (i) changes in the unrealized gain or loss on mortgage loans, (ii) net realized gains or losses on sales and resolutions of mortgage loans and (iii) net realized gains or losses on sales of real estate.

i.
Change in unrealized gain or loss on mortgage loans. Upon conversion of loans to REO, we marked the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on broker price opinions (“BPOs”), was recorded in our statement of operations as change in unrealized gain on mortgage loans. In addition, change in unrealized gain on mortgage loans included the adjustment of the carrying value of our mortgage loans to estimated fair value at each reporting date, which may have been based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. Lastly, upon the liquidation of a mortgage loan or REO property, we reclassify previously accumulated unrealized gains to realized gains.

ii.
Net realized gain or loss on mortgage loans. We recognized net realized gains or losses, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan, which may have consisted of short sale, third party sale of the underlying property, refinancing or full debt pay-off of the loan.

iii.
Net realized gain or loss on sales of real estate. REO properties that do not meet our investment criteria and certain former rental properties are sold out of our taxable REIT subsidiary. The realized gain or loss recognized in the fi nancial statements reflects the net amount of realized and unrealized gains on such properties from the time of acquisition to sale completion.

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

We continue to sell non-rental REO properties that do not meet our rental investment criteria and certain former rental properties to generate additional cash for reinvestment in other SFR acquisitions. The real estate market and home prices will determine proceeds from any sale of real estate. Future real estate values are subject to influences beyond our control.

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

Expenses

Our expenses primarily consist of the following:

i.
Residential property operating expenses. Residential property operating expenses are expenses associated with our ownership and operation of residential properties, including costs such as expenses towards repairs, turnover costs, utility expenses on vacant properties, property taxes, insurance, HOA dues and personnel costs for repair and maintenance employees.

ii.
Property management expenses. Property management expenses include personnel costs of property management employees and other costs incurred in the oversight and management of our portfolio of homes. In addition, prior to our internalization of the property management function, property management expenses includes fees paid to external property managers.

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

vi.
Mortgage loan servicing costs. Mortgage loan servicing costs are primarily for servicing fees, foreclosure fees and advances of residential property insurance. With the divestiture of our last remaining mortgage loans during 2019, we do not expect to incur mortgage servicing costs in subsequent periods.

vii.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

i.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued pursuant to our authorized share-based compensation plans.

viii.
General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including compensation and benefits of certain employees. In addition, general administrative expenses include expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and certain operating expenses incurred by AAMC on our behalf.

ix.
Management fees to AAMC. Under the Amended AMA, our management fees to AAMC include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon our performance and are subject to potential downward adjustments and an aggregate fee cap. The quarterly Base Management Fee under the Amended AMA is subject to a minimum of $3,584,000. Under the Former AMA, our management fees to AAMC included a base management fee and a conversion fee. The base management fee was calculated as a percentage of our average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period. For additional information regarding our management fees to AAMC, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements.

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

Liquidation of Non-Core Assets

We continuously monitor the performance of our assets and expect to liquidate certain assets that no longer meet our investment criteria, including certain rental properties in sub-scale markets or that do not generate attractive returns and REO properties that do not meet our investment criteria. We generally sell real estate assets on an individual basis. We believe these non-core asset sales will allow us to improve our operating efficiency and recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

Results of Operations

The following discussion compares our results of operations for the years ended December 31, 2019 and 2018. Our results of operations for the periods presented are not indicative of our expected results in future periods.

For discussion that compares our results of operations for the years ended December 31, 2018 and 2017, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Rental revenues

Rental revenues increased to $207.0 million for the year ended December 31, 2019 compared to $183.0 million for the year ended December 31, 2018, primarily due to an increase in the average number of rented properties during 2019. The average number of leased properties increased to 13,608 homes for the year ended December 31, 2019 from 12,022 homes for the year ended December 31, 2018.

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

Residential property operating expenses

We incurred $77.8 million compared to $64.0 million of residential property operating expenses for the year ended December 31, 2019 and 2018, respectively. This increase was primarily due to an increased total number of properties in our real estate portfolio and increased property tax assessments, partially offset by (i) our having fewer non-rental REO properties and (ii) a higher proportion of properties being leased properties, which are generally less costly to operate because the tenant is responsible for certain ongoing expenses. During the year ended December 31, 2019, our average count of properties in our rental portfolio increased to 14,482 properties compared to 12,989 properties during the year ended December 31, 2018.

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

Property management expenses

Property management expenses were $15.4 million compared to $13.2 million for the years ended December 31, 2019 and 2018, respectively. This increase is primarily due to our acquisition of 3,236 homes in August 2018 as well as growth in our property management operations to manage the increased number of internally managed homes.

Depreciation and amortization

We incurred $82.2 million of depreciation and amortization for the year ended December 31, 2019 compared to $81.0 million for the year ended December 31, 2018. This increase is due primarily to the growth in our rental portfolio, partially offset by reduced amortization of lease-in-place intangible assets during 2019. During the year ended December 31, 2019, our average count of properties in our rental portfolio increased to 14,482 properties compared to 12,989 properties during the year ended December 31, 2018. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions. We recognized $3.0 million of lease-in-place intangible asset amortization for the year ended December 31, 2019 compared to $9.9 million for the year ended December 31, 2018.

Acquisition and integration costs

Acquisition and integration costs decreased to $3.1 million for year ended December 31, 2019 from $33.6 million for the year ended December 31, 2018. This decrease was primarily driven by the non-recurrence of expenses associated with the acquisition of our internal property manager, including termination and transition fees associated with amendment of the property management service agreements with our former external property managers.

Impairment

We recognized $4.5 million of valuation impairment on our real estate assets for the year ended December 31, 2019 compared to $12.7 million for the year ended December 31, 2018. The majority of the impairments we realize relates to our real estate assets held for sale, and we expect to recognize lower impairments in future periods as our portfolio of non-rental assets declines.

Mortgage loan servicing costs

We incurred $0.9 million of mortgage loan servicing costs for the year ended December 31, 2019 compared to $1.5 million for the year ended December 31, 2018. This reduction of servicing costs was primarily due to a reduction in the number of loans requiring servicing following the liquidation of the last of our remaining mortgage loans during 2019.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and mark-to-market adjustments of our interest rate caps. Interest expense increased to $84.1 million for the year ended December 31, 2019 from $77.0 million for the year ended December 31, 2018. This increase was driven primarily by increased average outstanding debt balances during 2019, partially offset by a decrease in our average borrowing rate. This increase also includes non-cash interest expense related to our interest rate cap derivatives, which increased to $5.0 million for the year ended December 31, 2019 from $1.3 million for the year ended December 31, 2018 due to our entry into three interest rate caps during the fourth quarter of 2018.

Certain of the interest rates under certain of our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense increased to $5.9 million for the year ended December 31, 2019 compared to $3.0 million for the year ended December 31, 2018. This increase is primarily due to additional grants of restricted stock units to certain of our employees and employees of AAMC, partially offset by the vesting of prior grants of restricted stock units.

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

General and administrative expenses

General and administrative expenses were $25.8 million and $13.8 million for the years ended December 31, 2019 and 2018, respectively. This increase is primarily driven by increased legal and professional costs primarily arising from the contested proxy related to our 2019 Annual Meeting of Stockholders, the renegotiation of the AMA, legal costs related to the settlement of our last outstanding stockholder action, as well as certain incremental support costs associated with growth in the property management function that we internalized on August 8, 2018.

Management fees

We incurred base management fees of $14.3 million for the year ended December 31, 2019 compared to $14.6 million for the year ended December 31, 2018. The decrease in base management fees is primarily driven by (i) reductions in our average invested capital (as defined in the Former AMA) during the first four months of 2019 and (ii) the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019.

We incurred conversion fees to AAMC of $29,000 for the year ended December 31, 2019 compared to $0.2 million for the year ended December 31, 2018. Prior to our entry into the Amended AMA, conversion fees fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Due to our entry into the Amended AMA, we expect that the management fees may increase over time but at a lower rate as we grow SFR properties in our portfolio, and we will no longer pay conversion fees to AAMC.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the periods indicated ($ in thousands):

	Year ended December 31,
	2019	2018
Change in unrealized gain (loss) due to:
Conversion of mortgage loans to REO, net	$769	$2,344
Change in fair value, net	210	313
Reclassification to realized gain or loss	(24,065)	(35,041)
Total change in unrealized gain (loss) on mortgage loans	(23,086)	(32,384)
Net realized loss on mortgage loans (1)	(6,912)	(938)
Net realized gain on sales of real estate	42,854	33,177
Net gain (loss) on real estate and mortgage loans	$12,856	$(145)
_____________

(1)	The year ended December 31, 2019 includes downward purchase price adjustments on prior loan sales of $3.5 million.

As we have fully divested our portfolio of mortgage loans during 2019, we do not expect to recognize future gains or losses on mortgage loans. In addition, as our portfolio of non-rental REO properties declines, the amount of gains or losses on real estate that we recognize in future periods will be dependent upon the number and value of rental assets we identify for sale.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $43.7 million compared to $44.2 million as of December 31, 2018. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements) and to make distributions to our stockholders. We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, cash generated from non-core asset liquidations and cash generated from our rental portfolio. We expect our existing business strategy will continue to require debt and/or equity financing. We continue to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

Based on our current borrowing capacity, leverage ratio, and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our SFR portfolio, paying fees to AAMC under the Amended AMA and general corporate expenses.

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2019 and 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
December 31, 2019
CS Repurchase Agreement	2/15/2020	(1)	1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)	On February 13, 2020, we extended the maturity date to May 15, 2020.

(2)
Represents current maturity date as of the reporting date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on November 9, 2019.

(3)	The interest rate is capped at 4.40% under an interest rate cap derivative.

(4)	The interest rate is capped at 4.30% under an interest rate cap derivative.

For a discussion of additional details regarding the above repurchase and loan agreements, see Note 8, “Borrowings” to our consolidated financial statements.

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

Advance Rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates. Advance rates for our SFR and REO properties currently range from 55% to 78% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 65.9% of estimated fair value at December 31, 2019 compared to 56.8% as of December 31, 2018. The advance rate of the CS and Nomura agreements will vary from period to period dependent upon the value of assets that serve as collateral thereunder. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut currently ranges from 0% to 15%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement and the Nomura Loan Agreement decreased to 8.0% of the estimated fair value (based on BPOs) of such assets at December 31, 2019 from 11.1% at December 31, 2018. The haircut applied will vary from period to period dependent upon the assets that serve as collateral under the CS and Nomura agreements. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2018 to December 31, 2019 is primarily due to reductions of our repurchase and loan agreements upon the liquidation of REO properties and the divestiture of our last remaining mortgage loans.

The following table sets forth data with respect to our repurchase and loan agreements as of and for the years ended as indicated ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance outstanding at end of period	$1,657,352	$1,739,048	$1,282,428
Maximum month-end balance outstanding during the period	1,743,383	1,739,048	1,316,240
Weighted average balance	1,652,622	1,444,816	1,157,532
Amount of available funding at end of period	357,327	275,849	308,042

Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table summarizes our cash flows for the periods indicated ($ in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(2,807)	$(35,930)	$(48,151)
Net cash provided by (used in) investing activities	117,358	(429,553)	621,206
Net cash (used in) provided by financing activities	(117,702)	385,155	(540,790)
Total cash flows	$(3,151)	$(80,328)	$32,265

Net cash used in operating activities for the years ended December 31, 2019, 2018 and 2017 consisted primarily of residential property operating expenses, property management expenses, mortgage loan servicing costs (including servicing fees, foreclosure fees and advances of residential property insurance on delinquent loans), interest expense, professional fees and management fees to AAMC, partially offset by rent payments received from tenants and net changes in operating assets and liabilities.

Net cash provided by investing activities for the year ended December 31, 2019 consisted primarily of proceeds from real estate and mortgage loan dispositions, partially offset by investments in real estate and renovations of rental properties. Net cash used in investing activities for the year ended December 31, 2018 consisted primarily of cash used in the acquisition of our internal property manager and the 3,236 homes it managed as well as investments in renovations of rental properties, partially offset by proceeds from mortgage loan and real estate dispositions. Net cash provided by investing activities for the year ended December 31, 2017 consisted primarily of proceeds from mortgage loan and real estate dispositions, partly offset by investments in real estate and renovations of rental properties.

Net cash used in financing activities for the year ended December 31, 2019 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends. Net cash provided by financing activities for the year ended December 31, 2018 consisted primarily of net proceeds of repurchase and loan agreements associated with the acquisition of our internal property manager, partially offset by payment of dividends and purchases of interest rate cap derivatives. Net cash used in financing activities for the year ended December 31, 2017 consisted primarily of net repayments of repurchase and loan agreements (excluding the proceeds of seller financing arrangements), repayments of the notes issued a securitization trust, payment of dividends and repurchases of common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019 or 2018.

Contractual Obligations

The following table summarizes (i) the minimum amount contractual due under the Amended AMA, (ii) the future lease payments under our operating and finance leases and (iii) our known contractual obligations based on the current principal outstanding and contractual terms of the debt obligations (based on current interest rates) at December 31, 2019 ($ in thousands):

		Amount Due during the Years ending December 31,
	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Management fees (1)	$62,385	$14,336	$28,672	$19,377	$—
Operating leases	971	608	363	—	—
Finance leases	2,336	981	1,245	110	—
Borrowings (2)	1,657,352	142,673	500,993	504,986	508,700
Interest (3)	337,408	63,936	120,759	64,731	87,982
	$2,060,452	$222,534	$652,032	$589,204	$596,682
_____________

(1)	Represents the Minimum Base Fee during the initial term of the Amended AMA.

(2)	Maturities include applicable extensions.

(3)	Assumes interest rates as of December 31, 2019 remain in effect for the remaining term of the borrowings. Actual payments could vary.

We enter into certain contracts that contain a variety of indemnification obligations. The maximum potential future payment amount we could be required to pay under these indemnification obligations is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the estimated fair value of these agreements is minimal. Accordingly, we recorded no liabilities for these agreements as of December 31, 2019 or 2018.

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

Leases

Front Yard as Lessor

Our primary business is to lease single-family homes to families throughout the United States. Our leases to tenants generally have a term of one year with potential extensions, including month-to-month leases after the initial term. These leases are classified as operating leases. Rental revenues, net of any concessions and uncollectible amounts, consist primarily of rents collected under lease agreements related to our single-family residential properties.

Upon adoption of Accounting Standards Update 2016-02, Leases (Topic 842) (“ASC 842”), we elected the practical expedient not to separate the lease and non-lease components of the operating leases with our residents. Our lease components consist primarily of rental income and pet rent. Non-lease components consist of variable lease payments, including resident reimbursements and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842 for the year ended December 31, 2019, and in accordance with previous GAAP for years prior to this adoption.

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

Purchases of residential properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities (including in-place leases). For acquisitions that meet the definition of a business combination, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities.

In-place lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Real estate owned

Real estate owned includes properties that we identified for disposal that do not yet meet the criteria to be classified as held for sale, including (i) vacant rental properties that are non-strategic, underperforming or are in inefficient markets that are identified for future disposal and (ii) the remaining properties acquired through foreclosure of our previous mortgage loans that do not meet our rental profile. Once a property is ready to be marketed, we reclassify the asset to real estate assets held for sale.

Upon the acquisition of real estate through the completion of foreclosure, we recorded the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property.

For those REO properties that met our rental profile, we reclassified the property to rental residential property and allocated the carrying value between land and rental residential properties in our consolidated balance sheet once the property was placed in rental service.

Real estate assets held for sale

Residential properties are classified as real estate assets held for sale when sale of the assets has been formally approved, the sale is expected to occur in the next twelve months and the property has been listed for sale. We record residential properties held for sale at the lower of the accumulated costs, net of depreciation, or estimated fair value less costs to sell. The fair value of real estate assets held for sale is determined as the lesser of the BPO or the expected selling price (which we consider to be Level 3 inputs). The expected selling price may be based on the current listing price of the property.

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

For our SFR portfolio, we perform a quantitative analysis to determine if any of these indicators of impairment exist, which may require a cash flow analysis on a property-level basis. For our real estate assets held for sale and properties identified for future disposition, we perform a cash flow analysis at the property level. These analyses are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, the estimated fair value of the property (based on BPOs), costs to operate each property and expected ownership periods.

If the carrying amount of a property exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value (in the case of rental residential properties and real estate owned) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

For rental residential properties and real estate owned, we are not able to recover any previously recognized impairments should the estimated fair value subsequently improve. For real estate assets held for sale, we are able to recover impairments to the extent previously recognized in the event that the estimated fair value of impaired properties held for sale subsequently improves.

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

Interest Rate Risk

We will be exposed to interest rate risk from our debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect our financing interest rate expense.

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

These derivative transactions have been and will continue to be entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At December 31, 2019, we had $142.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $816.4 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase by $5.1 million or decrease by $8.2 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

See our consolidated financial statements starting on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on Internal Control over Financial Reporting

We have audited Front Yard Residential Corporation’s (formerly known as Altisource Residential Corporation) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Front Yard Residential Corporation (the Company) management maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Front Yard Residential Corporation as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years then ended in the period ended December 31, 2019, and the related notes and financial schedules listed in the index at Item 15(a) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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
February 28, 2020

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

We may file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders ( the “2020 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2019. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policy and Procedures.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

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

Exhibit Number	Description
10.7
Asset Management Agreement, dated March 31, 2015, among Front Yard Residential Corporation f/k/a Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 2, 2015).

10.8
Amendment to Asset Management Agreement, dated April 7, 2015, among Front Yard Residential Corporation f/k/a Altisource Residential Corporation, Altisource Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on April 13, 2015).

10.9
Guaranty, dated as of April 10, 2015 made by Front Yard Residential Corporation f/k/a Altisource Residential Corporation in favor of Nomura Corporate Funding Americas, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2015).

10.10
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

10.11†
Front Yard Residential Corporation f/k/a Altisource Residential Corporation 2016 Equity Incentive Plan. (incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2017)

10.12†
Form of Stock Option Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.13†
Form of Restricted Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2016).

10.14
Agreement between Front Yard Residential Corporation f/k/a Altisource Residential Corporation and RESI Shareholders Group, dated May 10, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on May 11, 2016).

10.15
Property Management Services Agreement, dated September 30, 2016, by and between HOME SFR Borrower, LLC and Main Street Renewal, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 3, 2016).

10.16
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

Exhibit Number	Description
10.20
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

10.21
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

10.23
Credit and Security Agreement, dated April 6, 2017, between RESI TL1 Borrower, LLC; American Money Management Corporation, as Agent; and each Lender named a party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 12, 2017).

10.24
Loan Agreement, dated June 29, 2017, among Home SFR Borrower III, LLC, as Borrower, Vaca Morada Partners, LP, as a Lender, MSR II, LP, as a Lender, and Amherst SFR Lender, LLC, as Agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 6, 2017).

10.25
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

10.28
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

10.30
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

10.32
Amendment to Property Management Services Agreement, dated as of December 7, 2018, by and between Main Street Renewal LLC and HOME SFR Borrower, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on December 13, 2018).

Exhibit Number	Description
10.33
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

10.34
Amended and Restated Asset Management Agreement, dated as of May 7, 2019, by and among Front Yard Residential Corporation, Front Yard Residential, L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on May 8, 2019).

10.35
Agreement, date May 21, 2019, by and among Front Yard Residential Corporation and Snow Park Capital Partners, LP (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K filed with the SEC on May 21, 2019).

10.36†
Front Yard Residential Corporation 2019 Equity Incentive Plan (incorporated by reference to Appendix 1 of the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 12, 2019).

21 *	Schedule of Subsidiaries
23 *	Consent of Ernst and Young LLP
24 *	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Extension Labels Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Yard Residential Corporation
February 28, 2020	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
February 28, 2020	By:	/s/ Robin N. Lowe
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title	Date
/s/ Rochelle R. Dobbs	Chair of the Board of Directors	February 26, 2020
Rochelle R. Dobbs
/s/ Leland Abrams	Director	February 28, 2020
Leland Abrams
/s/ Michael A. Eruzione	Director	February 26, 2020
Michael A. Eruzione
/s/ Leslie B. Fox	Director	February 26, 2020
Leslie B. Fox
/s/ Wade J. Henderson	Director	February 26, 2020
Wade J. Henderson
/s/ George W. McDowell	Director	February 27, 2020
George W. McDowell
/s/ Lazar Nikolic	Director	February 26, 2020
Lazar Nikolic
/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
George G. Ellison
/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Robin N. Lowe

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Front Yard Residential Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Front Yard Residential Corporation (formerly known as Altisource Residential Corporation) (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Front Yard Residential Corporation at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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
Atlanta, Georgia
February 28, 2020

Front Yard Residential Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets:
Real estate held for use:
Land	$398,840	$395,532
Rental residential properties	1,707,043	1,667,939
Real estate owned	16,328	40,496
Total real estate held for use	2,122,211	2,103,967
Less: accumulated depreciation	(206,464)	(137,881)
Total real estate held for use, net	1,915,747	1,966,086
Real estate assets held for sale	14,395	146,921
Mortgage loans at fair value	—	8,072
Cash and cash equivalents	43,727	44,186
Restricted cash	34,282	36,974
Accounts receivable, net	9,235	11,591
Goodwill	13,376	13,376
Prepaid expenses and other assets	22,360	43,045
Total assets	$2,053,122	$2,270,251
Liabilities:
Repurchase and loan agreements	$1,644,230	$1,722,219
Accounts payable and accrued liabilities	64,619	72,672
Payable to AAMC	5,014	3,968
Total liabilities	1,713,863	1,798,859

Commitments and contingencies (Note 9)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 53,933,575 and 53,630,204 shares issued and outstanding as of December 31, 2019 and 2018, respectively	539	536
Additional paid-in capital	1,189,236	1,184,132
Accumulated deficit	(830,602)	(700,623)
Accumulated other comprehensive loss	(19,914)	(12,653)
Total equity	339,259	471,392
Total liabilities and equity	$2,053,122	$2,270,251

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental revenues	$207,010	$183,013	$123,597
Change in unrealized gain on mortgage loans	—	—	(190,856)
Net realized gain on mortgage loans	—	—	84,024
Net realized gain on sales of real estate	—	—	76,913
Interest income	—	—	493
Total revenues	207,010	183,013	94,171
Expenses:
Residential property operating expenses	77,775	63,987	62,759
Property management expenses	15,364	13,189	8,982
Depreciation and amortization	82,249	80,961	61,601
Acquisition and integration costs	3,131	33,607	778
Impairment	4,458	12,734	40,108
Mortgage loan servicing costs	902	1,521	10,683
Interest expense	84,137	77,035	59,582
Share-based compensation	5,926	3,024	4,139
General and administrative	25,829	13,817	10,994
Management fees to AAMC	14,299	14,743	17,301
Total expenses	314,070	314,618	276,927
Net gain (loss) on real estate and mortgage loans	12,856	(145)	—
Operating loss	(94,204)	(131,750)	(182,756)
Casualty losses, net	(978)	(552)	(6,021)
Insurance recoveries	730	588	3,349
Other (expense) income	(10,772)	925	—
Loss before income taxes	(105,224)	(130,789)	(185,428)
Income tax expense	167	46	26
Net loss	$(105,391)	$(130,835)	$(185,454)

Loss per share of common stock – basic:
Loss per basic share	$(1.96)	$(2.44)	$(3.47)
Weighted average common stock outstanding – basic	53,772,094	53,552,109	53,493,523
Loss per share of common stock – diluted:
Loss per diluted share	$(1.96)	$(2.44)	$(3.47)
Weighted average common stock outstanding – diluted	53,772,094	53,552,109	53,493,523

Dividends declared per common share	$0.45	$0.60	$0.60

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(105,391)	$(130,835)	$(185,454)

Other comprehensive loss:
Change in fair value of interest rate caps designated as cash flow hedging derivatives	(12,297)	(13,028)	—
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	5,036	375	—
Net other comprehensive loss	(7,261)	(12,653)	—

Comprehensive loss	$(112,652)	$(143,488)	$(185,454)

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2016	53,667,631	$537	$1,182,245	$(319,714)	$—	$863,068
Issuance of common stock, including stock option exercises	150,613	1	104	—	—	105
Repurchases of common stock	(370,294)	(4)	(5,161)	—	—	(5,165)
Dividends on common stock ($0.60 per share)	—	—	—	(32,091)	—	(32,091)
Share-based compensation	—	—	4,139	—	—	4,139
Net loss	—	—	—	(185,454)	—	(185,454)
December 31, 2017	53,447,950	534	1,181,327	(537,259)	—	644,602
Issuance of common stock, including stock option exercises	212,219	2	106	—	—	108
Repurchases of common stock	(29,965)	—	(325)	—	—	(325)
Dividends on common stock ($0.60 per share)	—	—	—	(32,529)	—	(32,529)
Share-based compensation	—	—	3,024	—	—	3,024
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(12,653)	(12,653)
Net loss	—	—	—	(130,835)	—	(130,835)
December 31, 2018	53,630,204	536	1,184,132	(700,623)	(12,653)	471,392
Adoption of ASC 842 (Note 1)	—	—	—	96	—	96
Issuance of common stock, including stock option exercises	379,079	3	64	—	—	67
Repurchases of common stock	(75,708)	—	(886)	—	—	(886)
Dividends on common stock ($0.45 per share)	—	—	—	(24,684)	—	(24,684)
Share-based compensation	—	—	5,926	—	—	5,926
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(7,261)	(7,261)
Net loss	—	—	—	(105,391)	—	(105,391)
December 31, 2019	53,933,575	$539	$1,189,236	$(830,602)	$(19,914)	$339,259

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(105,391)	$(130,835)	$(185,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss on real estate and mortgage loans	(12,856)	145	29,919
Depreciation and amortization	82,249	80,961	61,601
Impairment	4,458	12,734	40,108
Share-based compensation	5,926	3,024	4,139
Amortization of deferred financing costs and loan discounts	5,353	6,099	7,443
Casualty losses, net	978	552	6,021
Insurance recoveries	(730)	(588)	(3,349)
Change in fair value of interest rate cap derivatives in profit or loss	5,036	1,311	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,571	2,498	(2,024)
Deferred leasing costs	(2,756)	(4,964)	(2,802)
Prepaid expenses and other assets	11,873	(19,416)	(2,073)
Accounts payable and accrued liabilities	(3,564)	12,732	(565)
Payable to AAMC	1,046	(183)	(1,115)
Net cash used in operating activities	(2,807)	(35,930)	(48,151)
Investing activities:
Investment in real estate	(49,112)	(475,760)	(135,101)
Investment in renovations	(30,693)	(32,790)	(38,067)
Investment in HavenBrook (Note 3)	—	(11,399)	—
Payment of real estate tax advances	(74)	(283)	(4,233)
Proceeds from mortgage loan resolutions and dispositions	4,343	6,045	527,195
Receipt of mortgage loan payments	224	307	7,238
Proceeds from dispositions of real estate	190,973	81,739	264,174
Proceeds of casualty insurance	1,697	2,588	—
Net cash provided by (used in) investing activities	117,358	(429,553)	621,206
Financing activities:
Proceeds from exercise of stock options	151	108	243
Payment of tax withholdings on share-based compensation plan awards	(84)	—	(138)
Repurchase of common stock	(886)	(325)	(5,165)
Dividends on common stock	(32,526)	(32,261)	(32,162)
Repayments of other secured debt	—	—	(144,971)
Proceeds from repurchase and loan agreements	91,467	1,116,000	112,317
Repayments of repurchase and loan agreements	(173,161)	(659,381)	(462,808)
Payment of deferred financing costs and loan discounts	(1,648)	(10,656)	(8,106)
Principal repayments of finance leases	(1,015)	—	—
Premium paid for interest rate cap derivatives	—	(28,330)	—
Net cash (used in) provided by financing activities	(117,702)	385,155	(540,790)
Net change in cash, cash equivalents and restricted cash	(3,151)	(80,328)	32,265
Cash, cash equivalents and restricted cash as of beginning of the period	81,160	161,488	129,223
Cash, cash equivalents and restricted cash as of end of the period	$78,009	$81,160	$161,488

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation Consolidated Statements of Cash Flows (continued) (In thousands)
	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$72,998	$69,628	$52,885
Income taxes	(50)	58	28

Non-cash investing and financing activities:
Seller financing of assets acquired	$—	$—	$401,211
Transfer of mortgage loans to real estate owned, net	4,131	4,935	40,436
Change in accrued capital expenditures	(1,549)	526	2,245
Changes in receivables from mortgage loan dispositions, payments and real estate tax advances to borrowers, net	(225)	(333)	(6,152)
Changes in receivables from real estate owned dispositions	6,829	(2,341)	(13,456)
Change in other comprehensive loss from cash flow hedges	(7,261)	(12,653)	—
Right-of-use lease assets recognized - operating leases	1,527	—	—
Right-of-use lease assets recognized - finance leases	2,032	—	—
Operating lease liabilities incurred	1,527	—	—
Finance lease liabilities incurred	2,032	—	—
Dividends declared but not paid	699	8,541	8,275

See accompanying notes to consolidated financial statements.

Front Yard Residential Corporation
Notes to Consolidated Financial Statements
December 31, 2019

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

We employ a diversified SFR property acquisition strategy that includes acquiring large portfolios and smaller pools of SFR properties from a variety of market participants. As of December 31, 2019, our portfolio consisted of 14,748 homes.

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

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). AAMC provides us with dedicated personnel to administer certain aspects of our business and perform certain of our corporate governance functions. AAMC also provides oversight of our acquisition and management of SFR properties and the ongoing management of our remaining real estate owned (“REO”) properties. See Note 10 for a description of this related-party relationship.

Prior to the acquisition of our internal property manager, we contracted with third-party service providers to provide, among other things, leasing and lease management, operations, maintenance, repair and property management in respect of certain of our REO and SFR properties until such properties were transitioned onto our internal property management platform or sold. In addition, we contracted with a mortgage servicer to provide servicing for the mortgage loans we previously owned.

On February 17, 2020, Front Yard entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. The Front Yard Board of Directors has unanimously approved the merger agreement and intends to recommend that Front Yard shareholders vote in favor of it at a Special Meeting of Stockholders, to be scheduled as soon as practicable. The transaction is expected to close in the second quarter of 2020, subject to the approval of the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

Under the terms of the Merger Agreement, Front Yard shareholders will receive $12.50 in cash per share. For further details of the Merger Agreement, refer to Note 17, “Subsequent Events” of the consolidated financial statements.

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

Recently issued accounting standards

Adoption of recent accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. Accounting by lessors is substantially unchanged from prior practice as lessors will continue to recognize lease revenue on a straight-line basis. The FASB has also issued multiple ASUs amending certain aspects of Topic 842. ASC 842, as amended, also provides for certain practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. ASC 842 is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. We have applied the amendments in ASU 2016-02 on a modified retrospective transition basis as of January 1, 2019, the effective date of the standard. We elected the “package of practical expedients,” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease exemption for all leases for which we are lessee that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for qualifying leases. We also elected the practical expedient to not separate lease and non-lease components. Effective January 1, 2019, we recognized aggregate right-of-use lease assets as a component of prepaid expenses and other assets and lease liabilities as a component of accounts payable and accrued expenses, resulting in a nominal aggregate transition adjustment to retained earnings. For more information on our leasing activity, see Note 7.

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

Recently issued accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. While are currently evaluating the impact of the adoption of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Cash, cash equivalents and restricted cash

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf, such as security deposits from tenants and reserves for debt service established pursuant to certain of our repurchase and loan agreements.

Certain account balances exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. To mitigate this risk, we maintain our cash and cash equivalents at large national or international banking institutions.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets to the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$43,727	$44,186
Restricted cash	34,282	36,974
Cash, cash equivalents and restricted cash per the consolidated statements of cash flows	$78,009	$81,160

Consolidations

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries, which are comprised of voting interest entities in which we are determined to have a controlling financial interest, which consists entirely of our wholly owned subsidiaries. We also consider VIEs for consolidation where we are the primary beneficiary. We had no VIEs or potential VIEs as of December 31, 2019 or 2018. Our former securitization trusts were determined to be VIEs and were consolidated in our financial statements prior to their termination, the last of which terminated in the second quarter of 2017.

Derivative financial instruments

We borrow funds at a combination of fixed and variable rates. Borrowings under certain of our repurchase and loan agreements bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of changes in interest rates on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as caps or swaps in order to mitigate our interest rate risk with respect to our various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. See Note 12 for further information on our derivative positions.

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

Goodwill

Goodwill represents the excess of the amount paid over the fair value of the identifiable tangible and intangible assets that were acquired in connection with the acquisition of our internal property manager and the corresponding internalization of property management beginning in August 2018. Goodwill has an indefinite life and is therefore not amortized. We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that the carrying value of goodwill exceeds its fair value.

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

Leases

Front Yard as Lessor

Our primary business is to lease single-family homes to families throughout the United States. Our leases to tenants generally have a term of one year with potential extensions, including month-to-month leases after the initial term. These leases are classified as operating leases. Rental revenues, net of any concessions and uncollectible amounts, consist primarily of rents collected under lease agreements related to our single-family residential properties.

We adopted the provisions of ASC 842 effective January 1, 2019. Accounting for leases by lessors is substantially unchanged from the prior lease guidance under ASC 840; however, ASC 842 fundamentally changed the definition of a lease. Upon adoption of ASC 842, we elected the practical expedient not to separate the lease and non-lease components of the operating leases with our residents. Our lease components consist primarily of rental income and pet rent. Non-lease components consist of variable lease payments, including resident reimbursements and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842 for the year ended December 31, 2019, and in accordance with previous GAAP for years prior to this adoption.

Front Yard as Lessee

We lease office space under various operating leases. Prior to our adoption of ASC 842, our operating leases were not recognized in our consolidated balance sheets. Effective with our adoption of ASC 842, we now recognize right-of-use assets and lease liabilities related to our operating leases, except for short-term operating leases.

Our office leases are generally for terms of one to five years and typically include renewal options, which we consider in determining our lease right-of-use assets and lease liabilities to the extent that a renewal option is reasonably certain of being exercised. We do not record lease right-of-use assets or lease liabilities for leases with an initial maturity of one year or less. Along with rents, we are generally required to pay common area maintenance, property taxes and insurance, each of which vary from period to period and are therefore expensed as incurred.

We lease a fleet of vehicles under finance leases. Our accounting for finance leases remains substantially unchanged with the adoption of ASC 842. Each vehicle lease has an initial term of 36 months with the option to renew on a month-to-month basis. In determining our lease right-of-use assets and lease liabilities, we include such future month-to-month extensions based on our historical average period of use for our vehicles. We have elected to combine the lease and non-lease components, which relate primarily to maintenance services.

We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Mortgage loans, at fair value

At December 31, 2019, we no longer held any mortgage loans. We liquidated our portfolio through a variety of resolution activities, including short sales, foreclosure sales to third party purchasers, REO conversions, full debt pay-offs of the mortgage loan by the borrower, negotiated settlements and loan portfolio sales.

We initially recorded our mortgage loans at fair value, which generally equaled the purchase price we paid for the loans on the acquisition date. Mortgage loans were subsequently accounted for at fair value under the fair value option election with unrealized gains and losses recorded in current period earnings. Such changes in fair value occurred as a result of servicing efforts, restructuring, changes in the condition of the underlying collateral or other factors. We concluded that mortgage loans accounted for at fair value timely reflected the results of our investment performance.

We determined the purchase price for mortgage loans at the time of acquisition by using a discounted cash flow valuation model and considering alternate loan resolution probabilities, including modification, liquidation or conversion to rental property. Observable inputs to the model included interest rates, loan amounts, status of payments and property types. Unobservable inputs to the model included discount rates, forecast of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. AAMC’s capital markets group determined the fair value of mortgage loans monthly and developed procedures and controls governing the valuation process relating to these assets.

The carrying value of each loan was adjusted in each reporting period to the estimated fair value, which may have been based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. Under this model, as a loan approached resolution (i.e., modification or conversion to real estate owned), the resolution timeline for that loan decreased and costs embedded for loan servicing, foreclosure costs and property insurance were incurred and removed from future expenses. The shorter resolution timelines and reduced future expenses each increased the fair value of the loan. The change in the value of the loan was recognized in our consolidated statements of operations as a component of change in unrealized gain on mortgage loans, which was included in net realized gain (loss) on real estate and mortgage loans beginning in 2018 as described below.

We also recognized unrealized gains and losses in each reporting period when our mortgage loans are transferred to real estate owned. The transfer to real estate owned occurred when we obtained title to the property through completion of the foreclosure process. The fair value of these assets at the time of transfer to real estate owned was estimated using broker price opinions (“BPOs”).

Net gain (loss) on real estate and mortgage loans

Net gain (loss) on real estate and mortgage loans consists of three components: change in unrealized gains on mortgage loans, net realized gains on mortgage loans and net realized gains on sales of real estate. Prior to 2018, we reported these components separately in the consolidated statements of operations within revenues. With our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, we present these three components as a single line outside of revenues in the consolidated statement of operations as our mortgage loan and related REO activities were no longer a core part of our operations at that time due to our continued disposition of these asset classes. In accordance with the Securities and Exchange Commission's elimination of Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gains and losses on sales of properties outside of continuing operations in the income statement, we classify net gain (loss) on real estate and mortgage loans as a component of operating loss.

Change in unrealized gains or losses on mortgage loans

We recognized changes in unrealized gains or losses on mortgage loans from three sources: conversions of mortgage loans to REO, changes in the fair value of mortgage loans and reclassifications of accumulated unrealized gains or losses to realized upon the sale of mortgage loans or REO.

•
Upon conversion of loans to REO, we marked the properties to the most recent market value. The difference between the carrying value of the asset at the time of conversion and the most recent market value, based on BPOs, was recorded in our statement of operations as change in unrealized gain on mortgage loans.

•
The carrying value of each loan was adjusted in each reporting period to the estimated fair value, which may have been based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model.

•	Upon the liquidation of a mortgage loan or REO property, we reclassify previously accumulated unrealized gains or losses to realized gains or losses.

Net realized gain or loss on mortgage loans

We recorded net realized gains or losses, including the reclassification of previously accumulated net unrealized gains, upon the liquidation of a loan. We collected proceeds of loan liquidations in cash and, thereafter, had no continuing involvement with the asset.

Net realized gain or loss on sale of real estate

Certain former rental properties identified and REO properties that do not meet our investment criteria are sold out of our TRS. The realized gain or loss recognized in the financial statements, including the reclassification of previously accumulated net unrealized gains, reflects the net amount of realized and unrealized gains on sold properties from the time of acquisition to sale completion. We sell real estate generally for cash at the time of closing and have no continuing involvement thereafter.

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

Purchases of residential properties are evaluated to determine whether they meet the definition of an asset acquisition or of a business combination under U.S. GAAP. For asset acquisitions, we capitalize the pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred and capitalize closing and other direct acquisition costs. We then allocate the total cost of the property, including the acquisition costs, between land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities (including in-place leases). For acquisitions that meet the definition of a business combination, we expense the acquisition costs in the period in which the costs were incurred and allocate the cost of the property among land; building; site improvements; furniture, fixtures and equipment and any identified intangible assets and liabilities.

In-place lease intangibles are recorded at the estimated fair value, which is the estimated costs that would have been incurred to lease the property, and are amortized on a straight-line basis over the remaining life of the related lease or, in the case of acquisitions of real estate pools, over the weighted average remaining life of the related pool of leases.

Real estate owned

Real estate owned includes properties that we identified for disposal that do not yet meet the criteria to be classified as held for sale, including (i) vacant rental properties that are non-strategic, underperforming or are in inefficient markets that are identified for future disposal and (ii) the remaining properties acquired through foreclosure of our previous mortgage loans that do not meet our rental profile. Once a property is ready to be marketed, we reclassify the asset to real estate assets held for sale.

Upon the acquisition of real estate through the completion of foreclosure, we recorded the assets at fair value as of the acquisition date as a component of real estate owned based on information obtained from a BPO, a full appraisal or the price given in a current contract of sale of the property.

For those REO properties that met our rental profile, we reclassified the property to rental residential property and allocated the carrying value between land and rental residential properties in our consolidated balance sheet once the property was placed in rental service.

Real estate assets held for sale

Residential properties are classified as real estate assets held for sale when sale of the assets has been formally approved, the sale is expected to occur in the next twelve months and the property has been listed for sale. We record residential properties held for sale at the lower of the accumulated costs, net of depreciation, or estimated fair value less costs to sell. The fair value of real estate assets held for sale is determined as the lesser of the BPO or the expected selling price (which we consider to be Level 3 inputs). The expected selling price may be based on the current listing price of the property.

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

For our SFR portfolio, we perform a quantitative analysis to determine if any of these indicators of impairment exist, which may require a cash flow analysis on a property-level basis. For our real estate assets held for sale and properties identified for future disposition, we perform a cash flow analysis at the property level. These analyses are based on a number of assumptions that are subject to economic and market uncertainties, including, among others, demand for rental properties, competition for customers, changes in market rental rates, the estimated fair value of the property (based on BPOs), costs to operate each property and expected ownership periods.

If the carrying amount of a property exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the excess of the carrying amount over the estimated fair value (in the case of rental residential properties and real estate owned) or the estimated fair value less costs to sell (in the case of real estate assets held for sale).

For rental residential properties and real estate owned, we are not able to recover any previously recognized impairments should the estimated fair value subsequently improve. For real estate assets held for sale, we are able to recover impairments to the extent previously recognized in the event that the estimated fair value of impaired properties held for sale subsequently improves.

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

Leasing costs

Expenditures directly related to successful leasing efforts, such as lease commissions, are capitalized as a leasing cost and are included in prepaid expenses and other assets on the accompanying consolidated balance sheet at amortized cost. Such expenditures are part of our operations and, therefore, are classified as operating activities in our consolidated statement of cash flows. Capitalized leasing costs are amortized on a straight-line basis over the lease term of the respective leases, which generally are for one year.

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

In September 2017, Hurricanes Harvey and Irma impacted certain of our properties in Texas and Florida, respectively, all of which are covered by wind, flood and business interruption insurance. During the year ended December 31, 2017, our consolidated statement of operations reflects estimated gross casualty losses of $6.0 million, partially offset by estimated insurance recoveries of $3.3 million as a result of these hurricanes. We reversed $1.0 million of these estimated casualty losses as we completed property inspections and finalized repair work orders during the year ended December 31, 2018.

Share-based compensation

With our adoption of ASU 2018-07, Compensation - Stock Compensation (Topic 718) effective April 1, 2018, the grant date fair value of share-based awards is recorded as expense on a straight-line basis over the vesting period for the award with an offsetting increase in stockholders' equity. For service-based restricted stock awards, the grant date fair value is determined based upon the closing share price on the grant date as reported on the New York Stock Exchange. For stock options and restricted stock awards with market-based vesting requirements, we use a Monte Carlo simulation until each market hurdle is met.

Prior to our adoption of ASU 2018-07 on April 1, 2018, our awards to non-employees were revalued each reporting period. For restricted stock grants to non-employees, the fair value was based on the closing share price on the date that the shares vest, which required the amount to be adjusted in each reporting period based on the fair value of the award at the end of the reporting period until the award vested. For stock options issued to non-employees, we used a Monte Carlo simulation until each market hurdle was met. Subsequent to the market hurdle being met, we calculated the fair value of non-employee stock options issued based on the Black-Scholes model. Subsequent to our adoption of ASU 2018-07, the fair value of these awards is fixed as of the adoption date.

Forfeitures of share-based awards are recognized as they occur.

3. Asset Acquisitions and Dispositions

Real estate assets

HavenBrook Acquisition in 2018

On August 8, 2018, we acquired all of the equity interests of HavenBrook Partners, LLC, a full-service property management company and a Delaware limited liability company (“HavenBrook” or “internal property manager”), and three real estate investment trusts owned by Rental Home Associates, LLC, a Delaware limited liability company (“RHA”), for an aggregate purchase price of $485.0 million. The purchase was accounted for as a business combination because it included the acquisition of a property management company as well as the 3,236 single-family rental properties that it managed (collectively the “HB Acquisition”).

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

We incurred $7.2 million of acquisition costs related to the HB Acquisition during the year ended December 31, 2018, which are included in acquisition and integration costs in the consolidated statement of operations. In addition, our acquisition and integration costs for the year ended December 31, 2018 include fees of $18.0 million to Altisource S.à r.l. (“ASPS”) and $5.3 million to Main Street Renewal, LLC (“MSR”) in relation to the transition of our externally managed SFR properties to our internal property management platform.

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

Land	$82,739
Rental residential properties	282,914
Real estate assets held for sale	94,946
Cash and cash equivalents	9,255
Restricted cash	4,780
Accounts receivable, net	1,778
Goodwill	13,376
In-place lease intangible assets (1) (2)	6,462
Other assets (2)	1,784
Total assets acquired	498,034

Accounts payable and accrued liabilities	16,678
Total liabilities assumed	16,678

Total allocation of purchase price	$481,356
__________________

(1)	The value of in-place leases was amortized over the weighted average remaining life of the leases, which was approximately eight months as of the acquisition date.

(2)	Included in prepaid expenses and other assets in the consolidated balance sheet.

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

•
In the first closing on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), acquired 757 SFR properties for an aggregate purchase price of $106.5 million. The purchase price was initially funded with approximately $79.9 million in a seller financing arrangement (the “HOME II Loan Agreement,” see Note 8), representing 75% of the aggregate purchase price, as well as $26.6 million of cash on hand. We capitalized $1.5 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.4 million and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date.

•
In the second closing on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), acquired 751 SFR properties for an aggregate purchase price of $117.1 million. The purchase price was initially funded with approximately $87.8 million in a seller financing arrangement (the “HOME III Loan Agreement,” see Note 8), representing 75% of the aggregate purchase price, as well as $29.3 million of cash on hand. We capitalized $1.3 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $2.0 million and was amortized over the weighted average remaining life of the leases of approximately nine months as of the acquisition date.

•
In the third and final closing on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”) acquired 1,957 SFR properties for an aggregate purchase price of $305.1 million. The purchase price was funded with approximately $228.8 million in two separate seller financing arrangements (the “HOME IV Loan Agreements,” see Note 8), representing 75% of the aggregate purchase price, as well as $76.3 million of cash on hand. We capitalized $1.9 million of acquisition costs related to this portfolio acquisition. The value of in-place leases was estimated at $5.9 million and was amortized over the weighted average remaining life of the leases of approximately seven months as of the acquisition date. In accordance with the related purchase and sale agreement, certain of the properties were subject to potential purchase price adjustments, which was based on the rental rates achieved for the properties within 24 months after the closing date. The ultimate adjustments that were made to the initial aggregate purchase price was not material.

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

Other Acquisitions

During the years ended December 31, 2019, 2018 and 2017, we acquired 251, 70 and 27 SFR properties, respectively, under our other acquisition programs for an aggregate purchase price of $49.6 million, $8.7 million and $2.7 million, respectively.

Acquisition and integration costs

We incurred $3.1 million, $33.6 million, and $0.8 million of acquisition and integration costs during the years ended December 31, 2019, 2018 and 2017, respectively, which were expensed as incurred. Integration costs consist of incremental or duplicative costs incurred post-acquisition as a result of efforts to integrate and combine the businesses, including legal, due diligence, professional fees, technology costs, duplicative property management fees and severance-related compensation costs.

The following table presents the detail of acquisition and integration costs for the years ended December 31, 2019, 2018, and 2017 ($ in thousands):

	Year ended December 31,
	2019	2018	2017
Acquisition costs	$86	$7,209	$778
Integration costs	3,045	3,148	—
ASPS transition fee (1)	—	18,000	—
MSR transition fee (1)	—	5,250	—
Total acquisition and integration costs	$3,131	$33,607	$778
________

(1)
Represents fees in relation to the transition of our externally managed SFR properties to our internal property management platform. These transition fees have been paid prior to December 31, 2019 except for $3.0 million of the ASPS transition fee, which is payable on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023 and is therefore included in accounts payable and accrued liabilities in our consolidated balance sheets.

Real estate dispositions

During the years ended December 31, 2019, 2018 and 2017, we sold 954, 448, and 1,710 REO properties, respectively. In connection with these sales, we received proceeds of $197.8 million, $79.4 million, and $250.7 million, respectively.

Mortgage loans

Mortgage loan dispositions and resolutions

During the years ended December 31, 2019, 2018 and 2017, we liquidated 70, 27 and 3,115 mortgage loans, respectively. In connection with these sales and resolutions, we received proceeds of $4.2 million, $3.2 million and $521.2 million, respectively.

Transfers of mortgage loans to real estate owned

When we foreclose upon a home, we take title in lieu of payment to settle the mortgage. At that time, we record the home as an REO property. During the years ended December 31, 2019, 2018 and 2017, we transferred an aggregate of 4, 10 and 248 mortgage loans to REO at an aggregate fair value based on BPOs of $4.1 million, $4.9 million and $40.4 million, respectively. Such transfers occur when the foreclosure sale is complete; however, subsequent to a foreclosure sale, we may be notified that the foreclosure sale was invalidated for certain reasons.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the periods indicated ($ in thousands):

	Year ended December 31,
	2019	2018	2017
Change in unrealized gain (loss) due to:
Conversion of mortgage loans to REO, net	$769	$2,344	$15,067
Change in fair value, net	210	313	1,514
Reclassification to realized gain or loss	(24,065)	(35,041)	(207,437)
Total change in unrealized gain (loss) on mortgage loans	(23,086)	(32,384)	(190,856)
Net realized (loss) gain on mortgage loans (1)	(6,912)	(938)	84,024
Net realized gain on sales of real estate	42,854	33,177	76,913
Net gain (loss) on real estate and mortgage loans	$12,856	$(145)	$(29,919)
_____________

(1)	The year ended December 31, 2019 includes downward purchase price adjustments on prior loan sales of $3.5 million.

4. Real Estate Assets

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

December 31, 2019	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	13,711	—	13,711
Listed and ready for rent	371	—	371
Unit turn	369	—	369
Renovation	94	—	94
Total rental properties	14,545
Previous rentals identified for sale	94	87	181
Legacy REO	10	12	22
	14,649	99	14,748
December 31, 2018
Rental Properties:
Leased	13,546	423	13,969
Listed and ready for rent	434	8	442
Unit turn	428	18	446
Renovation	136	2	138
Total rental properties	14,544
Previous rentals identified for sale	158	188	346
Legacy REO	56	48	104
	14,758	687	15,445

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment on real estate

During the years ended December 31, 2019, 2018 and 2017, we recognized $0, $0.6 million and $3.0 million, respectively, of valuation impairment on real estate held for use, which primarily related to our properties identified for future sale or under evaluation for rental strategy.

During the years ended December 31, 2019, 2018 and 2017, we recognized $4.5 million, $12.1 million and $17.3 million, respectively, of valuation impairment on our real estate held for sale. In addition, for the year ended December 31, 2017, we recognized valuation adjustments related to estimated selling costs upon disposition of held-for-sale real estate of $18.4 million.

5. Mortgage Loans at Fair Value

During the year ended December 31, 2019, we sold the last of our remaining mortgage loans. The following table sets forth information related to our mortgage loans at fair value, the related unpaid principal balance and market value of underlying properties by delinquency status as of December 31, 2018 ($ in thousands):

	Number of Loans	Fair Value and Carrying Value	Unpaid Principal Balance	Market Value of Underlying Properties (1)
December 31, 2018
Current	20	$1,827	$2,701	$4,353
60	1	115	148	180
90	17	649	6,019	5,418
Foreclosure	36	5,481	12,376	16,097
Mortgage loans at fair value	74	$8,072	$21,244	$26,048
________

(1)	The market value of the underlying properties were estimated based on BPOs.

6. Fair Value of Financial Instruments

The following table sets forth the fair value of financial assets and liabilities by level within the fair value hierarchy as of December 31, 2019 and 2018 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
December 31, 2019
Recurring basis (assets)
Interest rate cap derivatives (1)	$2,070	$—	$2,070	$—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,644,230	—	1,653,720	—

December 31, 2018
Recurring basis (assets)
Mortgage loans at fair value	$8,072	$—	$—	$8,072
Interest rate cap derivatives (1)	14,367	—	14,367	—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,722,219	—	1,734,152	—
________

(1)	Included within prepaid expenses and other assets in the consolidated balance sheets.

We transferred our mortgage loans at fair value from Level 3 to Level 2 during the third quarter of 2019 due to the contract price being the primary input to the fair value of the mortgage loans prior to the sale of the remaining loans on October 7, 2019.

Prior to transferring the mortgage loans from Level 3 to Level 2, the fair value of our mortgage loans was estimated based on (i) market information, to the extent available and as adjusted for factors specific to individual mortgage loans, or (ii) as determined by AAMC's proprietary discounted cash flow model. The fair value of our interest rate cap derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

Except as described above, we have not transferred any assets from one level to another level during the years ended December 31, 2019 and 2018.

The following table sets forth the changes in our Level 3 assets, which consisted solely of mortgage loans at fair value, for the years ended December 31, 2019 and 2018 ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Year ended December 31,
	2019	2018
Mortgage loans at fair value based on Level 3 inputs, beginning balance	$8,072	$11,477
Net gain on mortgage loans	12	3,157
Mortgage loan dispositions, resolutions and payments	(405)	(1,774)
Real estate tax advances to borrowers	65	230
Selling costs on loans held for sale	—	(83)
Transfer of mortgage loans to real estate owned, net	(4,131)	(4,935)
Transfers out of Level 3 (1)	(3,613)	—
Mortgage loans at fair value based on Level 3 inputs, ending balance	$—	$8,072

Change in unrealized gain on mortgage loans held at the end of the period (2)	n/a	$(358)
_____________

(1)	Transferred from Level 3 to Level 2 because observable market data became available and was the primary valuation input. These mortgage loans were sold on October 7, 2019.

(2)	Included in net gain (loss) on real estate and mortgage loans in the consolidated statements of operations.

The significant unobservable inputs used in the fair value measurement of our mortgage loans were discount rates, forecasts of future home prices, alternate loan resolution probabilities, resolution timelines and the value of underlying properties. Significant changes in any of these inputs in isolation could have resulted in a significant change to the fair value measurement. A decline in the discount rate in isolation would have increased the fair value. A decrease in the housing pricing index in isolation would have decreased the fair value. Individual loan characteristics such as location and value of underlying collateral affected the loan resolution probabilities and timelines. An increase in the loan resolution timeline in isolation would have decreased the fair value. A decrease in the value of underlying properties in isolation would have decreased the fair value.

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

7. Leases

Front Yard as Lessor

Future minimum rental revenues under existing leases for the 13,711 properties that were leased as of December 31, 2019 are as follows ($ in thousands):

Contractual Rents
2020	$106,780
2021	2,852
2022	121
2023	—
2024	—
Thereafter	—
$109,753

For the year ended December 31, 2019, rental revenues included $7.3 million of variable lease payments.

Front Yard as Lessee

Operating Leases

As of December 31, 2019, we applied a weighted average discount rate of 4.70% to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 1.9 years.

During the year ended December 31, 2019, our operating leases resulted in rent expense related to long-term leases of $0.6 million, which is allocated amongst residential property operating expenses, property management expenses and general and administrative expenses. At December 31, 2019, we had operating lease right-of-use assets of $0.9 million.

The following table presents a maturity analysis of our operating leases as of December 31, 2019 ($ in thousands):

Operating Lease Liabilities
2020	$608
2021	242
2022	121
2023	—
2024	—
Thereafter	—
Total lease payments	971
Less: interest	42
Lease liabilities	$929

Finance Leases

At December 31, 2019, the weighted average discount rate applied to our vehicle leases was 6.87% based on the rates implied in the individual lease agreements, and our weighted average remaining lease term was 3.7 years.

During the year ended December 31, 2019, our finance leases resulted in $0.7 million of amortization of our lease right-of-use assets, which is allocated amongst residential property operating expense, property management expenses and general and administrative expenses. At December 31, 2019, we had net finance lease right-of-use assets of $2.9 million.

The following table presents a maturity analysis of our finance leases as of December 31, 2019 ($ in thousands):

Finance Lease Liabilities
2020	$981
2021	875
2022	370
2023	92
2024	18
Thereafter	—
Total lease payments	2,336
Less: interest	184
Lease liabilities	$2,152

8. Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of our SFR and REO properties. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements.

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of December 31, 2019, the weighted average annualized interest rate on borrowings under our repurchase and loan agreements was 4.10%, excluding amortization of deferred issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of December 31, 2019 and 2018 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
December 31, 2019
CS Repurchase Agreement	2/15/2020	(1)	1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230

December 31, 2018
CS Repurchase Agreement	11/15/2019		1-month LIBOR + 3.00%		$193,654	$250,000	$56,346	$224,934
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 3.00%		30,497	250,000	219,503	48,388
HOME II Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		83,270	83,270	—	100,461
HOME III Loan Agreement	11/9/2019		1-month LIBOR + 2.10%		89,150	89,150	—	111,542
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	145,461
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	146,479
Term Loan Agreement	4/6/2022		5.00%		100,000	100,000	—	114,401
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	585,563
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	609,619
					1,739,048	$2,014,897	$275,849	$2,086,848
Less: unamortized loan discounts					(4,896)
Less: deferred debt issuance costs					(11,933)
					$1,722,219
_____________

(1)	On February 13, 2020, we extended the maturity date to May 15, 2020.

(2)
Represents current maturity date as of the reporting date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on November 9, 2019.

(3)	The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 12.

(4)	The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 12.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse AG (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying real estate assets on our behalf. In the event the lender determines the value of the collateral has decreased, the lender has the right to initiate a margin call and require us, or the applicable trust subsidiary, to post additional collateral or to repay a portion of the outstanding borrowings. The price paid by the lender for each asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the asset. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) is the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which has been amended on several occasions. As of December 31, 2019, the maximum funding capacity of the Nomura Loan Agreement was $250.0 million, all of which is uncommitted but available to us subject to our meeting certain eligibility requirements.

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

Seller Financing Arrangements

We have entered into the following seller financing arrangements:

•
In connection with the seller financing related to the first closing under the HOME Flow Transaction on March 30, 2017, HOME Borrower II entered into the HOME II Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions (the first of which was exercised on November 9, 2019), provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

•
In connection with the seller financing related to the second closing under the HOME Flow Transaction on June 29, 2017, HOME Borrower III entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions (the first of which was exercised on November 9, 2019), provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly-owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 of the RHA Acquired Properties as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders. The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $0.6 million and $2.9 million in escrow for future payments of property taxes and repairs and maintenance as of December 31, 2019 and 2018, respectively.

MS Loan Agreement

On December 7, 2018, HOME Borrower entered into a loan agreement (the “MS Loan Agreement”) among HOME Borrower, as borrower; Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan, as lenders; Morgan Stanley Mortgage Capital Holdings LLC, as administrative agent; and Wells Fargo

Bank, N.A., as paying agent and calculation agent. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $4.9 million and $8.2 million in escrow for future payments of property taxes, HOA dues and repairs and maintenance as of December 31, 2019 and 2018, respectively.

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

The following table presents the principal amount of our debt due at maturity by year, including applicable extensions ($ in thousands):

2020	$142,673
2021	—
2022	500,993
2023	504,986
2024	—
Thereafter	508,700
$1,657,352

9. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Set forth below is a summary of legal proceedings to which we are a party as of December 31, 2019 or which settled during 2019:

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

On October 8, 2019, based on input from a mediator, we entered into a stipulation and agreement of settlement with Plaintiffs to settle the litigation for $15.5 million in exchange for, among various other terms, a full release of claims by Plaintiffs on behalf of the purported class of shareholders. On the same date, Plaintiffs filed their unopposed motion for preliminary approval of the settlement and ancillary documents, which included the stipulation and agreement of settlement. On October 17, 2019, the court issued an order granting preliminary approval of the settlement, approving the form and manner of notice and setting a hearing date for final approval of the settlement for January 30, 2020. The approval hearing was rescheduled to and occurred on February 5, 2020. Following the hearing, on February 13, 2020, Judge Thompson entered a final order and judgment approving the settlement and an order awarding attorneys’ fees and expenses. The settlement amount was paid in two installments: (i) a payment of $10 million on November 28, 2019; and (ii) a payment of $5.5 million on January 28, 2020. Proceeds from the directors' and officers' insurance policies will fund $5.5 million of the settlement. We have included the settlement amount, net of insurance coverage, as a component of other expense within the consolidated statement of operations for the year ended December 31, 2019.

Potential purchase adjustments of certain properties sold

In January 2020, we received notice regarding potential purchase price adjustment/indemnification claims of up to $1.2 million relating to certain real estate sold in January 2019. We are investigating these claims, and, if they are determined to be valid, we may be required to repay a portion of the sales proceeds to the purchaser, based on the terms of the purchase agreement. At this time, we are not able to predict the ultimate outcome of these claims, nor can we estimate the range of possible adjustment/indemnification obligation, if any.

10. Related-party Transactions

We are externally managed by AAMC, an asset management company that provides portfolio management and corporate governance services. Pursuant to the asset management agreement, amongst other duties, AAMC provides the following services to us: (1) performing and administering certain of our day-to-day operations; (2) implementing the investment criteria in our investment policy approved by our Board of Directors; (3) sourcing, analyzing and executing asset acquisitions, including the related financing activities; (4) overseeing the renovation, leasing and property management of our SFR properties; (5) analyzing and executing sales of certain rental properties; (6) performing asset management duties and (7) performing corporate governance and other management functions, including financial, accounting and tax management services.

AAMC provides us with a management team and support personnel who have substantial experience in the acquisition and management of residential properties. AAMC’s management also has significant corporate governance experience that enables it to manage our business and organizational structure efficiently. AAMC has agreed not to provide the same or substantially similar services without the prior written consent of our Board of Directors to any business or entity competing against us in (a) the acquisition or sale of SFR and/or REO properties, non-performing and re-performing mortgage loans or other similar assets, (b) the carrying on of an SFR business or (c) any other activity in which we engage. Notwithstanding the foregoing, AAMC may engage in any other business or render similar or different services to any businesses engaged in lending or insurance activities or any other activity other than those described above. Further, at any time following our determination and announcement that we will no longer engage in any of the above-described competitive activities, AAMC would be entitled to provide advisory or other services to businesses or entities in such competitive activities without our prior consent.

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

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, four specified employees who provide direct property management services to Front Yard. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable costs and expenses.

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

•
Incentive Management Fee. AAMC was entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent we had an aggregate shortfall in its return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before AAMC is entitled to an incentive management fee. The incentive management fee increased to 22.5% while we had between 2,500 and 4,499 Rental Properties and increased to 25% while we had 4,500 or more Rental Properties. No incentive management fee under the Former AMA has been payable to AAMC because our return on invested capital (as defined in the Former AMA) did not exceed the cumulative required hurdle rate; and

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

Under the Former AMA, we reimbursed AAMC for the compensation and benefits of the General Counsel dedicated to us and certain operating expenses incurred by AAMC on our behalf.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Base management fees (1)	$14,270	$14,567	$16,010
Conversion fees (1)	29	176	1,291
Expense reimbursements (2)	1,463	1,183	859
_______________

(1)	Included in management fees to AAMC in the consolidated statements of operations.

(2)	Included in general and administrative expenses in the consolidated statements of operations.

11. Share-based Payments

Our non-management directors each receive annual grants of restricted stock units. These restricted stock units are eligible for settlement in the number of shares of our common stock having a grant date fair market value of $80,000 for the 2019-2020 service year ($75,000 for the 2018-2019 service year and $60,000 for the 2017-2018 service year). Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award vests but remain subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

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

Stock Options

During the years ended December 31, 2019, 2018 and 2017, we recorded $0.2 million, a nominal amount, and $1.4 million, respectively, of compensation expense related to our grants of stock options. As of December 31, 2019 and 2018, we had a nominal amount and $0.2 million, respectively, of unrecognized share-based compensation cost remaining with respect to grants of stock options to be recognized over a weighted average remaining estimated term of 0.4 years and 0.8 years, respectively.

The following table sets forth the activity of our outstanding options:

	Number of Options	Weighted Average Exercise Price per Share
December 31, 2016	862,977	$8.55
Granted	567,227	14.30
Exercised (1)	(49,126)	2.16
December 31, 2017	1,381,078	11.14
Exercised (1)	(40,722)	2.62
Forfeited or canceled	(62,364)	5.05
December 31, 2018	1,277,992	11.71
Exercised (1)	(29,165)	2.32
December 31, 2019	1,248,827	$11.93
___________________
(1) The intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.3 million and $0.6 million, respectively.

The total outstanding options issued under all of our share-based compensation plans as of December 31, 2019 had a weighted average remaining life of 4.0 years with total intrinsic value of $1.6 million.

We have 681,600 options exercisable as of December 31, 2019 with a weighted average exercise price of $9.95, weighted average remaining life of 3.6 years and intrinsic value of $1.6 million. Of these exercisable options, none had an exercise price higher than the market price of our common stock as of December 31, 2019.

We calculated the grant date fair value of stock options granted in 2017 using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of stock options granted during the period indicated was determined using the following assumptions:

Year ended December 31, 2017
Risk free interest rate (1)	2.05%
Common stock dividend yield	4.20%
Expected volatility (2)	36.67%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the stock option grants.

(2)	Based on our historical stock price volatility.

Restricted stock

We recorded $5.7 million, $3.0 million and $2.7 million of compensation expense related to our grants of restricted stock for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had $4.7 million and $3.9 million, respectively, of unrecognized share-based compensation cost remaining with respect to our grants of restricted stock to be recognized over a weighted average remaining estimated term of 1.1 years and 1.2 years, respectively.

The following table sets forth the activity of our restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
December 31, 2016	266,898	9.97
Granted	271,633	14.30
Vested (1)	(101,487)	9.96
Canceled	(17,802)	11.80
December 31, 2017	419,242	12.70
Granted	555,454	9.78
Vested (1)	(171,497)	12.41
Forfeited	(36,708)	12.76
December 31, 2018	766,491	10.65
Granted	749,929	8.70
Vested (1)	(349,914)	10.83
December 31, 2019	1,166,506	$9.34
___________________
(1) The vesting date fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $4.1 million, $1.9 million and $1.3 million, respectively.

We calculated the grant date fair value of the restricted stock with market-based vesting criteria using a Monte Carlo simulation and amortize the resulting compensation expense over the respective vesting or service period. The fair value of market-based restricted stock granted was determined using the following assumptions:

	Year ended December 31,
	2019	2018
Risk free interest rate (1)	2.21%	2.72%
Common stock dividend yield (2)	0.00%	0.00%
Expected volatility (3)	34.03%	32.88%
_____________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the grants.

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

December 31, 2019
Stock options outstanding	1,248,827
Possible future issuances under share-based compensation plans	1,650,071
2,898,898

As of December 31, 2019, we had 146,066,425 remaining shares of common stock authorized to be issued under our charter.

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

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. Our interest rate caps have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the years ended December 31, 2019. Prior to the fourth quarter of 2018, none of our derivatives were designated as hedges.

Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During 2020, we estimate that $5.7 million will be reclassified to interest expense.

The table below summarizes our interest rate cap instruments as of December 31, 2019 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Non-Designated Hedges

On September 29, 2016, we entered into an interest rate cap to manage the economic risk of increases in the floating rate portion of the MSR Loan Agreement. The interest rate cap has a strike rate on the one-month LIBOR of 2.938%, a notional amount of $489.3 million and a termination date of November 15, 2018. On March 16, 2018, we paid a premium of $0.9 million to amend the strike rate to 1.80%. We did not designate the interest rate cap as an accounting hedge; therefore, changes in the fair value of the interest rate cap were recorded as a component of interest expense in our consolidated statements of operations.

Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets

	Asset Derivatives
		Fair Value as of December 31,
	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate caps	Other assets	$2,070	$14,367
Total		$2,070	$14,367

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
	2019	2018	2017		2019	2018	2017	2019	2018	2017
Derivatives in cash flow hedging relationships
Interest rate caps	$(7,261)	$(12,653)	$—	Interest expense	$(5,036)	$(375)	$—	$84,137	$77,035	$59,582

	Location of Gain (Loss) Recognized on Derivative in Net Loss	Amount of Gain (Loss) on Derivative Recognized in Net Loss
		Year Ended December 31,
		2019	2018	2017
Derivatives not designated as hedging instruments
Interest rate caps	Interest expense	$—	$(936)	$—

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

During 2019, we paid cash distributions of $32.2 million to our stockholders, all of which is classified as a return of capital for tax purposes. For 2019, given that we incurred a taxable loss, no aggregate minimum distribution to stockholders was required to maintain our REIT status.

Our consolidated financial statements include the operations of our TRS, which is subject to federal, state and local income taxes on its taxable income. Our TRS had gross deferred tax assets of $52.6 million and $53.5 million as of December 31, 2019 and 2018, respectively. From inception through December 31, 2019, the TRS operated at a cumulative taxable loss, which has resulted in these deferred tax assets being fully offset by a valuation allowance.

As of December 31, 2019 and 2018, we did not accrue interest or penalties associated with any unrecognized tax benefits during the years ended December 31, 2019 and 2018. We recorded nominal state and local tax expense along with nominal penalties and interest on income taxes for the years ended December 31, 2019 and 2018.

Our subsidiaries and we remain subject to tax examination for the period from January 1, 2016 to December 31, 2019. The Company and its subsidiaries file income tax returns in the U.S. and various state and local jurisdictions.

14. Earnings per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net loss	$(105,391)	$(130,835)	$(185,454)

Denominator
Weighted average common stock outstanding – basic	53,772,094	53,552,109	53,493,523
Weighted average common stock outstanding – diluted	53,772,094	53,552,109	53,493,523

Loss per basic share	$(1.96)	$(2.44)	$(3.47)
Loss per diluted share	$(1.96)	$(2.44)	$(3.47)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Denominator (in weighted-average shares)
Stock options	80,045	71,430	157,214
Restricted stock	526,502	219,738	164,689

Pursuant to the Amended AMA and Former AMA, we have the flexibility to pay up to 25% of the Incentive Fee to AAMC in shares of our common stock. In addition, up to 50% of a Termination Fee, if payable, may be paid in shares of our common stock. Should we choose to make any such payments in shares of our common stock, our earnings available to common stockholders would be diluted to the extent of such issuance.

15. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

16. Quarterly Financial Information (Unaudited)

The following tables set forth our quarterly financial information (unaudited, $ in thousands except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$52,625	$51,553	$50,768	$52,064	$207,010
Net loss	(18,508)	(25,017)	(36,368)	(25,498)	(105,391)
Loss per basic share of common stock	(0.35)	(0.47)	(0.68)	(0.47)	(1.96)
Loss per diluted share of common stock	(0.35)	(0.47)	(0.68)	(0.47)	(1.96)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$39,765	$40,906	$48,313	$54,029	$183,013
Net loss	(27,350)	(21,336)	(47,933)	(34,216)	(130,835)
Loss per basic share of common stock	(0.51)	(0.40)	(0.89)	(0.64)	(2.44)
Loss per diluted share of common stock	(0.51)	(0.40)	(0.89)	(0.64)	(2.44)

17. Subsequent Events

Management has evaluated the impact of all events subsequent to December 31, 2019 and through the issuance of these consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Merger Agreement

On February 17, 2020, the Company entered into the Merger Agreement with Parent and Merger Sub, each affiliates of Amherst, providing for the acquisition of the Company by Parent.

The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (“Effective Time”), the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and a wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (the “Shares” and each, a “Share”) issued and outstanding immediately prior to the Effective Time (other than Shares owned by Parent, Merger Sub or any Company Subsidiary) shall be converted into the right to receive $12.50 per Share in cash without interest and subject to deduction for any required withholding tax (the “Merger Consideration”).

At the Effective Time, with respect to each outstanding option to purchase Shares (a “Company Option”) granted under the Front Yard Residential Corporation Conversion Option Plan, the Front Yard Residential Corporation Special Conversion Option Plan, the Front Yard Residential Corporation 2016 Equity Incentive Plan or the Front Yard Residential Corporation 2019 Equity Incentive Plan (collectively, the “Company Stock Plans”), whether vested or unvested, (i) if the exercise price of such Company Option is equal to or greater than the Merger Consideration, such Company Option shall terminate and be canceled as of immediately prior to the Effective Time, without any consideration being payable in respect thereof, and have no further force or effect and (ii) if the exercise price of such Company Option is less than the Merger Consideration, such Company Option shall terminate and be canceled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment in the amount equal to (A) the number of Shares underlying the Company Option immediately prior to the Effective Time (irrespective of whether the performance goals have been met), multiplied by (B) the Merger Consideration minus the applicable exercise price.

Each outstanding restricted stock unit (a “Company Director-Granted RSU”) that was granted to the Company’s non-employee directors, each outstanding service-based restricted stock unit (a “Company Service-Based RSU”) and each outstanding market-based restricted stock unit (a “Company Market-Based RSU” and, together with each Company Director-Granted RSU and Company Service-Based, the “Company RSUs”), in each case, that was granted under the Company Stock Plans that is outstanding or payable as of immediately prior to the Effective Time, whether vested or unvested, shall terminate and be canceled as of immediately prior to the Effective Time in exchange for the right to receive a lump sum cash payment equal to (i) (A) the number of Shares underlying such Company RSU (in the case of each Company Market-Based RSU, irrespective of whether the performance goals have been met), multiplied by (B) the Merger Consideration plus (ii) the value as of the Effective Time of all accrued but unpaid dividend equivalents with respect to such Company RSU.

The parties’ obligation to consummate the Merger is subject to the satisfaction or waiver of conditions set forth in the Merger Agreement, including: (i) the approval of the Merger by the holders of a majority of the outstanding Shares entitled to vote thereon, (ii) the absence of any law or governmental order prohibiting the Merger, (iii) the Company’s receipt of a tax opinion relating to the REIT status of the Company, (iv) each of the lender consents (the “Existing Lender Consents”) to the Merger under the Company’s existing credit facilities that will remain in effect following the Effective Time that are effective as of the date of the Merger Agreement shall remain in full force and effect, and each Existing Lender Consent (if any) that is in escrow pending consummation of the Merger shall be released from such escrow, and shall be effective not later than, substantially concurrently with the consummation of the Merger, (v) the absence of any event of default under certain of the Company’s existing credit facilities and the absence of any imminent event of default thereunder, (vi) no provisions of the Company’s existing credit facilities having been waived, amended, modified, supplemented or changed in a manner adverse to the Company, subject to certain exceptions, (vii) the Company will be in compliance with certain financial covenants in certain of its existing credit facilities that will remain outstanding after the Effective Time and (viii) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations.

The Company has made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the transactions contemplated under the Merger Agreement. The representations and warranties made by the Company are, subject to certain limited exceptions, qualified by disclosures made in its disclosure schedules and Securities and Exchange Commission filings.

The Merger Agreement also contains covenants by the Company not to participate in any discussions or negotiations with any person making any proposal for an alternative transaction, and requiring the board of directors of the Company (the “Board”) to recommend to its stockholders that they approve the transactions contemplated by the Merger Agreement, in each case subject to certain exceptions. The Board may change its recommendation in certain circumstances specified in the Merger Agreement in response to an unsolicited proposal for an alternative transaction or following an intervening event.

The Merger Agreement also contains covenants by the Company (i) to use commercially reasonable efforts to comply with the terms of each of the Continuing Credit Facilities and refrain from taking any action that would reasonably be expected to lead to a breach, violation or default under any of the Continuing Credit Facilities and (ii) except as otherwise permitted in the Merger Agreement, not to enter into any waiver, amendment or modification or otherwise supplement or change any of the Continuing Credit Facilities.

The Merger Agreement also contains covenants by the Company not to take certain actions that would lead to the “internalization” of its asset management or corporate governance services.

Under the Merger Agreement, each of the Company and Parent has also agreed to use reasonable best efforts to consummate the Merger.

Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the proceeds of which will be used by Parent to pay the Merger Consideration and all related fees and expenses. Amherst has committed to capitalize Parent with an equity contribution and has provided the Company with a limited guarantee in favor of the Company guaranteeing the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement, including any Parent Termination Fee (as defined below) that may become payable by Parent.

Pursuant to the terms and conditions set forth in the debt commitment letter dated February 17, 2020 (the “Debt Commitment Letter”), the lender identified therein as the Commitment Lender (the “Lender”) has committed to provide Merger Sub with debt financing in an amount greater than or equal to the full amount of the new debt financing required to consummate the Merger on the terms contemplated by the Merger Agreement. The obligation of the Lender under the Debt Commitment Letter is subject to a number of customary conditions.

The Merger Agreement contains certain termination rights for the Company and Parent, and provides that, upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required (i) to pay Parent a termination fee equal to $24,000,000 and (ii) to reimburse up to $8,200,000 of Parent’s reasonable and documented out-of-pocket fees and expenses.

The Merger Agreement also provides that Parent will be required to pay the Company a reverse termination fee of $48,000,000 (the “Parent Termination Fee”) upon the termination of the Merger Agreement by the Company or Parent under specified conditions. Amherst Single Family Residential Partners VI, LP has entered into a limited guarantee with the Company to guarantee Parent’s obligation to pay the Company the Parent Termination Fee and make certain other specified payments to the Company, subject to the terms and conditions set forth in the limited guarantee.

In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by August 14, 2020.

In connection with the Merger Agreement, Parent has entered voting and support agreements (the “Voting Agreements”) with certain stockholders (collectively representing approximately 18% of the outstanding Shares) pursuant to which such stockholders have agreed to vote in favor of the Transaction. The Voting Agreements terminate upon termination of the Merger Agreement.

The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement and any related agreements. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Merger Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Parent or any other party to the Merger Agreement or any related agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and security holders. Investors and security holders are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Front Yard Residential Corporation
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
($ in thousands)

				Initial Cost to Company				Total Cost as of December 31, 2019
State	Count	Type	Encum- brances	Land	Building and Improve-ments	Total	Capitalized Costs Subsequent to Acquisition	Land	Building and Improve-ments	Total (2)	Accum Depr and Reserves (2)	Carrying Value	WA Age (1)	Date Acquired	Life on which Depr is Calc
Alabama	729	SFR	$68,726	$15,032	$69,953	$84,985	$2,181	$15,032	$72,134	$87,166	$(6,255)	$80,911	36.0	2014 - 2019	3-27.5 years
Arizona	46	SFR	7,873	1,773	6,954	8,727	1,195	1,773	8,149	9,922	(992)	8,930	42.8	2013 - 2017	3-27.5 years
California	17	SFR	4,015	1,138	2,763	3,901	2,050	1,138	4,813	5,951	(532)	5,419	46.0	2014 - 2015	3-27.5 years
Colorado	5	SFR	841	136	417	553	354	136	771	907	(172)	735	31.3	2014 - 2015	3-27.5 years
Florida	2,120	SFR	276,811	77,143	220,024	297,167	45,659	77,143	265,683	342,826	(33,504)	309,322	41.3	2013 - 2018	3-27.5 years
Georgia	4,404	SFR	416,278	96,286	376,637	472,923	61,680	96,286	438,317	534,603	(58,667)	475,936	35.7	2014 - 2019	3-27.5 years
Illinois	155	SFR	19,182	3,415	12,444	15,859	9,368	3,415	21,812	25,227	(4,712)	20,515	49.6	2013 - 2017	3-27.5 years
Indiana	667	SFR	68,870	10,405	74,247	84,652	9,326	10,405	83,573	93,978	(11,404)	82,574	23.3	2013 - 2017	3-27.5 years
Kansas	19	SFR	2,493	376	2,546	2,922	452	376	2,998	3,374	(411)	2,963	40.8	2014 - 2017	3-27.5 years
Kentucky	131	SFR	15,237	3,166	15,692	18,858	795	3,166	16,487	19,653	(1,673)	17,980	29.1	2013 - 2017	3-27.5 years
Louisiana	2	SFR	241	45	191	236	79	45	270	315	(48)	267	22.9	2015 - 2015	3-27.5 years
Maryland	111	SFR	15,739	4,887	6,426	11,313	10,584	4,887	17,010	21,897	(3,123)	18,774	38.9	2013 - 2017	3-27.5 years
Massachusetts	4	SFR	638	69	339	408	116	69	455	524	(38)	486	80.0	2014 - 2016	3-27.5 years
Michigan	3	SFR	256	38	250	288	107	38	357	395	(72)	323	42.9	2014 - 2015	3-27.5 years
Minnesota	624	SFR	90,247	20,868	88,743	109,611	2,046	20,868	90,789	111,657	(4,748)	106,909	72.2	2014 - 2019	3-27.5 years
Mississippi	271	SFR	30,456	9,367	31,503	40,870	750	9,367	32,253	41,620	(3,475)	38,145	19.7	2014 - 2017	3-27.5 years
Missouri	485	SFR	54,151	10,599	61,005	71,604	2,347	10,599	63,352	73,951	(5,730)	68,221	38.3	2013 - 2019	3-27.5 years
Nevada	4	SFR	317	7	317	324	167	7	484	491	(61)	430	18.3	2013 - 2016	3-27.5 years
New Jersey	3	SFR	794	332	150	482	345	332	495	827	(36)	791	57.9	2015 - 2016	3-27.5 years
New Mexico	1	SFR	112	26	52	78	40	26	92	118	(28)	90	14.0	2014 - 2014	3-27.5 years
New York	3	SFR	1,041	77	539	616	814	77	1,353	1,430	(370)	1,060	119.9	2013 - 2017	3-27.5 years
North Carolina	870	SFR	95,409	28,982	88,449	117,431	10,330	28,982	98,779	127,761	(12,935)	114,826	24.3	2013 - 2017	3-27.5 years
Ohio	246	SFR	29,126	9,115	29,564	38,679	1,065	9,115	30,629	39,744	(2,818)	36,926	39.8	2013 - 2017	3-27.5 years
Oklahoma	305	SFR	33,633	5,180	41,527	46,707	1,165	5,180	42,692	47,872	(5,083)	42,789	28.0	2014 - 2017	3-27.5 years
Pennsylvania	26	SFR	2,664	647	1,923	2,570	2,219	647	4,142	4,789	(1,181)	3,608	71.5	2014 - 2016	3-27.5 years
Rhode Island	4	SFR	415	123	308	431	354	123	662	785	(178)	607	57.7	2014 - 2016	3-27.5 years
South Carolina	42	SFR	4,105	847	2,825	3,672	1,934	847	4,759	5,606	(996)	4,610	23.8	2013 - 2016	3-27.5 years
Tennessee	1,475	SFR	177,761	57,711	158,517	216,228	8,856	57,711	167,373	225,084	(20,462)	204,622	23.5	2014 - 2017	3-27.5 years
Texas	1,964	SFR	234,335	45,678	246,498	292,176	22,352	45,678	268,850	314,528	(34,992)	279,536	28.6	2013 - 2017	3-27.5 years
Utah	1	SFR	211	81	53	134	95	81	148	229	(32)	197	40.0	2014 - 2014	3-27.5 years
Virginia	9	SFR	1,153	375	799	1,174	652	375	1,451	1,826	(359)	1,467	40.1	2014 - 2015	3-27.5 years

Washington	1	SFR	236	31	70	101	13	31	83	114	(19)	95	50.0	2014 - 2014	3-27.5 years
Wisconsin	1	SFR	86	14	26	40	62	14	88	102	(24)	78	60.0	2014 - 2014	3-27.5 years
Total (2)	14,748		$1,653,452	$403,969	$1,541,751	$1,945,720	$199,552	$403,969	$1,741,303	$2,145,272	$(215,130)	$1,930,142	35.1
__________

(1)	Weighted average age is based on the age of the property weighted by gross amount at which carried at close of period.

(2)	The following table sets forth the activity of real estate assets and accumulated depreciation ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate assets:
Beginning balance	$2,269,288	$1,873,860	$1,604,648
Acquisitions through foreclosure	4,131	4,935	40,436
Other acquisitions	48,298	469,087	525,983
Improvements	29,144	33,316	40,312
Cost of real estate sold	(205,589)	(111,910)	(337,519)
Ending balance (1)	$2,145,272	$2,269,288	$1,873,860

Accumulated depreciation and reserves:
Beginning balance	$156,281	$104,589	$62,601
Depreciation expense	75,729	67,175	48,989
Impairment	4,458	12,651	38,764
Casualty losses, net	978	552	3,564
Real estate sold	(22,316)	(28,686)	(49,329)
Ending balance	$215,130	$156,281	$104,589
___________
(1) The aggregate cost for federal income tax purposes is $2,188.9 million as of December 31, 2019.

Front Yard Residential Corporation
Schedule IV - Mortgage Loans on Real Estate
December 31, 2019
($ in thousands)

We held no mortgage loans as of December 31, 2019. The following table sets forth the activity of mortgage loans for the periods indicated ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$8,072	$11,477	$568,480
Change in unrealized gain on mortgage loans	(358)	3,157	7,684
Cost of mortgage loans sold	(3,468)	(1,450)	(521,170)
Mortgage loan payments and escrow recoveries	(179)	(324)	(5,500)
Real estate tax advances to borrowers	64	230	3,763
Selling costs on loans held for sale	—	(83)	(1,344)
Transfer of mortgage loans to real estate owned, net	(4,131)	(4,935)	(40,436)
Ending balance	$—	$8,072	$11,477