Form 10-K/A
period 2019-12-31
Front Yard Residential Corp
filed 2020-04-29
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Front Yard Residential Corporation
December 31, 2019

EXPLANATORY NOTE

Front Yard Residential Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained in the Original Form 10-K in any way. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. This Amendment consists solely of the preceding cover page and table of contents, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers are as follows:

Name	Age	Position
Rochelle R. Dobbs	58	Chair of the Board
Leland Abrams	37	Director
Michael A. Eruzione	65	Director
Leslie B. Fox	61	Director
Wade J. Henderson	71	Director
George W. McDowell	68	Director
Lazar Nikolic	40	Director
George G. Ellison	61	Chief Executive Officer and Director
Robin N. Lowe	55	Chief Financial Officer
Stephen H. Gray	50	Chief Administrative Officer and Senior Counsel
Michael G. Lubin	44	General Counsel and Corporate Secretary
Rene Dittrich	48	Chief Accounting Officer
____________________

(1)	All information set forth herein is as of April 24, 2020.

Rochelle R. Dobbs. Ms. Dobbs was appointed to our Board of Directors on December 5, 2016 and became Chair of the Board of Directors on May 23, 2018. Since 2010, Ms. Dobbs has served as President of R Dobbs Partners LLC, a New York-based consulting firm focused on commercial real estate transactions, including debt restructures, distressed debt purchases, and debt/equity originations. From 2000 to 2010, Ms. Dobbs was a Managing Director and Head of Real Estate Structured Finance (US) and Head of CMBS Capital Markets at Bank of America Merrill Lynch (“BAML”), a leading financial institution. At BAML, Ms. Dobbs was involved in the building of origination and servicing platforms designed to deliver a wide range of products and services to public and private clients in the commercial real estate industry. Prior to joining BAML, from 1995 to 2000, Ms. Dobbs was a Managing Director and Head of Loan Origination at Chase Manhattan Bank where she managed a nationwide origination group for Chase’s newly created commercial mortgage backed security business. Ms. Dobbs was a member and served on the Board of Governors of Commercial Mortgage Securities Association. Ms. Dobbs holds a Bachelor of Arts - Economics from New York University in New York City.

Ms. Dobbs’ extensive mortgage, real estate, structured products and transactional experience provides the Board of Directors with subject matter expertise in the markets in which the Company competes as a result of her various leadership roles leading real estate and mortgage operations.

Leland Abrams. Mr. Abrams was appointed to our Board of Directors in June 2019. Mr. Abrams has served as a Fund Manager at Wynkoop, LLC (“Wynkoop”), an investment fund manager, since September 2016. Mr. Abrams has played an active role in supporting his firm’s efforts in the single-family residential market, including with respect to portfolio management and transactions. Prior to joining Wynkoop, Mr. Abrams was a RMBS Sector Manager for Candlewood Investment Group, LP, an alternative asset management firm focused primarily on credit opportunities where he was responsible for overseeing approximately half of its structured credit investments, from November 2010 until April 2016. From 2008 until 2010, Mr. Abrams was a structured mortgage and esoteric ABS trader and credit analyst at United Capital Markets, Inc., a secondary market maker concentrating on asset backed and mortgage backed securities. Mr. Abrams’ RMBS experience afforded him the opportunity to develop unique insight into the fundamentals and operating realities of the single-family market. Prior to that, Mr. Abrams was a credit analyst and trader on the proprietary credit trading desk at Dresdner Bank, A.G., a mid-size investment banking firm offering brokerage services and investment products, from 2005 until 2008. Mr. Abrams holds a B.A. in Economics from Bucknell University.

Michael A. Eruzione. Mr. Eruzione was elected to our Board of Directors in December 2012. Mr. Eruzione represents major corporations as a spokesperson and as a motivational speaker and has served as the Director of Special Outreach at Boston University in Boston, Massachusetts since 1995. He previously served as the Director of Special Programs for Alumni

Relations and Development. From 1984 to 1994, Mr. Eruzione worked as a sports commentator for Madison Square Garden, ABC, NBC and CBS. Mr. Eruzione was captain of the 1980 United States Olympic Hockey Team that won the gold medal in Lake Placid, NY. Mr. Eruzione holds a Bachelor of Arts from the Boston University School of Education in Boston, Massachusetts.

Mr. Eruzione’s diverse background and experience representing major corporations provides insight to the Board of Directors, particularly with respect to the development of strategic relationships.

Leslie B. Fox. Ms. Fox was appointed to our Board of Directors on May 23, 2019. Ms. Fox has been Director of M.D.C. Holdings, Inc. (“MDC”) since June 2018 and is a member of MDC’s Audit Committee. Since October of 2019, Ms. Fox is serving as an Advisory to  Discovery Land Company to assist in the rebuild of Baker's Bay Resort after the devastation from Hurricane Dorian. Ms. Fox has served in an executive capacity at multiple companies in the real estate industry and most recently served as Chief Operating Officer and Executive Vice President of Invitation Homes LP, the largest owner/operator of single-family housing rentals in the United States, from March 2014 to March 2016, when she retired. Under Ms. Fox’s leadership at Invitation Homes from March 2014 until March 2016, the portfolio grew to 50,000 homes under management. Prior to joining Invitation Homes, Ms. Fox served as Chief Operating Officer of American Residential Communities LLC, one of the largest operators of manufactured housing communities in the country, and as the President of the affordable housing division at Equity Residential and as an Executive Vice President of that company. Currently, Ms. Fox is serving on the Endowment Board and the Finance Committee for Craig Hospital in Denver, Colorado. Ms. Fox holds a Bachelor of Science and Bachelor of Arts from University of Colorado, graduating Beta Gamma Sigma, and a Juris Doctorate and Masters of Business Administration from the University of Denver.

Ms. Fox’s extensive experience in single-family rental industry and other real estate investment trusts will provide the Board of Directors with valuable insights in relation to the operation of the Company’s portfolio of single-family rental properties.

Wade J. Henderson. Mr. Henderson was appointed to our Board of Directors on April 24, 2017. Since 1996, Mr. Henderson has served as the President and CEO of The Leadership Conference on Civil and Human Rights and The Leadership Conference Education Fund. The Leadership Conference on Civil and Human Rights was founded in 1950 and engages in legislative advocacy on behalf of more than 200 national organizations to promote and protect the civil and human rights of all persons in the United States. The Education Fund was founded in 1969 as the education and research arm of The Leadership Conference. As CEO, Mr. Henderson has increased the size of the coalition from 170 to more than 200 member organizations and has led social justice initiatives and developed strategy on major policy priorities regarding civil and human rights on behalf of The Leadership Conference’s constituent organizations. Under his guidance, The Leadership Conference steered successful campaigns to reauthorize the Voting Rights Act; pass the Help America Vote Act, the Fair Sentencing Act, the Lilly Ledbetter Fair Pay Act, the ADA Amendments Act, the Matthew Shepard and James Byrd, Jr. Hate Crimes Prevention Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Since 1998, Mr. Henderson has also acted as the Joseph L. Rauh, Jr., Professor of Public Interest Law at the David A. Clarke School of Law, University of the District of Columbia. Prior to his role with The Leadership Conference, Mr. Henderson was the Washington Bureau director of the NAACP from 1991 to 1996, where he directed the organization’s government affairs and national legislative program. From 1982 to 1991, Mr. Henderson was the associate director of the Washington national office of the ACLU. Mr. Henderson holds a Bachelor of Arts from Howard University and a Juris Doctorate from the Rutgers University School of Law and is a member of the Bar of the U.S. Supreme Court and the District of Columbia.

Mr. Henderson’s vast experience with social justice issues, commitment to equality and experience with legislative advocacy provides the Company with valuable insight into the needs of our prospective tenants and strategies for socially responsible growth.

George Whitfield (“Whit”) McDowell. Mr. McDowell was appointed to our Board of Directors on March 29, 2018. Mr. McDowell currently serves as Chair of the Company’s Audit Committee and is a member of the Compensation Committee. In 2017, Mr. McDowell retired from his role as a Managing Director at Bank of America Merrill Lynch in Charlotte, NC, where he ran the Securitization Finance business for more than 20 years and was responsible for the Subscription Finance business at his retirement. From 1985 to 1998, Mr. McDowell served in several roles at North Carolina National Bank, prior to its merger with Bank of America, and started North Carolina National Bank’s asset backed securities business in the late 1980’s and its asset backed commercial paper business in the early 1990’s. Prior to joining North Carolina National Bank, Mr. McDowell was a tax manager with Price Waterhouse and spent two years at Citibank in institutional sales on the trading floor. After undergraduate school and before business school, Mr. McDowell served as an officer in the US Navy. Mr. McDowell received a BBA in Accounting from Wake Forest University and an MBA in finance from the Wharton School of the University of Pennsylvania. He is a member of the American Institute of Certified Public Accountants and the Texas Society of Public Accountancy, serves on the Board of Advisors of the Wake Forest School of Business in Charlotte and the Board of Directors

of the Cameron Kravitt Foundation, and previously served six years on each of the Board of Managers of the Dowd YMCA and the Board of Directors of the Duke Mansion and Lynwood Foundation.

Mr. McDowell’s extensive asset finance experience provides valuable insight to the Board of Directors in relation to the financing of the Company’s portfolio of single-family rental properties. In addition, his extensive accounting experience enables him to provide effective leadership of the Audit Committee and guidance to the Board of Directors in overseeing the financial reporting and accounting aspects of our business.

Lazar Nikolic. Mr. Nikolic was appointed to our Board of Directors in June 2019. Mr. Nikolic is the founder and has served as managing member of both JPL Advisors LLC and JPL Management Services LLC, which are providers of investment management services to private funds, since January 2016. He also previously founded and ran MVC Real Estate, a single-family residential market investment vehicle that acquired and managed rentals in one the country’s largest home markets, from 2013 to 2019. Mr. Nikolic’s current responsibilities at JPL include portfolio management, investment analysis and risk management, and he currently focuses on RMBS, structured credit, m-REITs, e-REITs, closed-end funds, specialty finance companies and special situations. From September 2009 until December 2015, Mr. Nikolic was a portfolio manager at Adler & Co., a family office. Prior to that, Mr. Nikolic was a hedge fund analyst at Alpha Beta Capital Management LLC, an investment advisor, from 2007 until 2009. Previously, Mr. Nikolic served as a software engineer at Bloomberg L.P., a privately held financial, software, data and media company, from 2003 until 2007. Mr. Nikolic holds an M.S. in Math-Finance from New York University’s Courant Institute as well as a B.S. in both Mathematics and Computer Science from Lafayette College.

George G. Ellison. Mr. Ellison was elected to our Board of Directors on August 25, 2015. Mr. Ellison has served as our Chief Executive Officer since June 15, 2015, as our President since March 31, 2015 and as the Chief Executive Officer of Altisource Asset Management Corporation (“AAMC”) since February 17, 2015. Prior to joining AAMC, Mr. Ellison had been employed for 19 years at Bank of America and its predecessor, NationsBank. Mr. Ellison held several roles over his career at Bank of America, most recently being the executive leading the team that managed the valuation and disposition of Bank of America’s legacy mortgage loan portfolio and a leading member of Bank of America’s Special Initiatives team that worked to resolve Bank of America’s representation and warranty litigation. Prior to his most recent roles, Mr. Ellison was Global Head of the Structured Products division within Bank of America’s Investment Banking platform. His responsibilities involved all Structured Products including RMBS, ABS, ABCP Conduit and CMBS securities, among others. Mr. Ellison holds a Bachelor of Science in Industrial Engineering from the University of Pittsburgh and a Master’s of Business Administration from the Wharton School of Business.

Mr. Ellison’s extensive mortgage, real estate, structured products and transactional experience provides the Board of Directors with subject matter expertise in the markets in which the Company competes. In addition, through his position as Chief Executive Officer of AAMC and Front Yard, Mr. Ellison has acquired significant experience in our business and offers the Board of Directors insight into Company specific operational and transactional matters.

Robin N. Lowe. Mr. Lowe has served as our Chief Financial Officer since October 2014 and has also served as the Chief Financial Officer of AAMC since October 2014. He oversees all of our financial affairs, including financial reporting, treasury, tax and shareholder relations. Prior to his appointment, Mr. Lowe served as Chief Financial Officer of CitiMortgage Inc. from October 2012 to July 2014. From May 2010 to September 2012, Mr. Lowe served as Chief Financial Officer of Citibank Korea, and from October 2008 to April 2010, he served as Chief Financial Officer of Citibank’s South East Asia Pacific region. From May 1995 to September 2008, Mr. Lowe served in lead finance roles with Citibank in various countries and regions. Mr. Lowe is a Fellow of the Institute of Chartered Accountants in England and Wales of which he has been a member since 1992. He holds a Master’s Degree in Classics and a Bachelor of Arts, with honors, from Oxford University.

Stephen H. Gray. Mr. Gray served as our General Counsel and Corporate Secretary from December 2012 until January 2016 when he was appointed as our Chief Administrative Officer and Senior Counsel. Mr. Gray has also served as the General Counsel and Corporate Secretary of AAMC since November 2012. Prior to joining AAMC, Mr. Gray was General Counsel and Corporate Secretary of LaBranche & Co Inc., a publicly traded financial services company in New York, New York, from May 2004 to December 2011, and was a consulting attorney for The Nielsen Company, a global information and measurement company, during 2012. From June 1998 to May 2004, Mr. Gray was a corporate and securities attorney at the law firm of Fulbright & Jaworski L.L.P. in New York, New York, specializing in, among other things, securities offerings, mergers and acquisitions and general corporate reporting for public and private companies. From January 1996 to June 1998, he was a corporate and securities attorney at the law firm of Brock, Silverstein & McAuliffe, LLC, in New York, New York. He holds a Bachelor of Arts in History from Hobart College and a Juris Doctorate from Widener University School of Law.

Michael G. Lubin. Mr. Lubin has served as our General Counsel and Corporate Secretary and has also served as Senior Vice President of AAMC since January 18, 2016. Prior to joining the Company, Mr. Lubin served as Senior Vice President and

General Counsel of Home Loan Servicing Solutions, Ltd. from March 2014 to December 2015. From July 2007 to February 2014, Mr. Lubin was an attorney in the Cayman Islands office of Ogier, an international law firm, where he was part of the firm’s corporate and investment funds practice groups and specialized in corporate law and the structuring, establishment and operation of hedge funds and private equity funds. From July 2005 to July 2007, Mr. Lubin was legal counsel at Bell Canada in Toronto, Ontario where he advised the company in relation to both revenue generating and procurement transactions. From September 2003 to July 2005, he was a corporate attorney at the law firm Davies Ward Phillips & Vineberg LLP, in Toronto, Ontario. He holds a Bachelor of Arts in English from Bishop’s University and a Bachelor of Laws from the University of Manitoba.

Rene Dittrich. Mr. Dittrich has served as our Chief Accounting Officer and has also served as Chief Accounting Officer of AAMC since May 10, 2017. Prior to joining Front Yard, Mr. Dittrich held several positions at Credit Suisse in Zurich, Switzerland, New York, NY and Raleigh, NC over a 19-year career. Most recently, from 2011 through April 2017, Mr. Dittrich led the U.S. accounting function for Credit Suisse and also acted as the Site Lead for the finance group in Credit Suisse’s North Carolina Corporate Center. In this role, Mr. Dittrich focused on financial reporting, regulatory reporting, accounting policy and tax. Prior to 2011, Mr. Dittrich also served as, among other things, Chief Operating Officer for the Regional Controller with oversight for Credit Suisse’s locations in Brazil, Mexico, the Bahamas and Canada and as Vice President of Budgeting and Strategic Planning. Mr. Dittrich is a licensed CPA and has a Bachelor degree and a Masters degree in Business from Zurich University, Switzerland.

Board of Directors

Our Charter and Bylaws provide that that the number of our Directors will be fixed by a majority of our entire Board of Directors but may not be fewer than the minimum required under the Maryland General Corporation Law, which is one, nor more than fifteen. Currently we have eight (8) members of our Board of Directors.

Meetings of the Board of Directors

The Board of Directors plays an active role in overseeing management and representing the interests of our stockholders. Directors are asked to attend all meetings of the Board of Directors and the meetings of committees on which they serve. Directors are also consulted for advice and counsel between formal meetings.

Our Board of Directors held ten (10) meetings in 2019. In 2019, no incumbent director attended fewer than 75% of the total number of Board and applicable Committee meetings (held during the period that such director served). The Board of Directors also regularly held executive sessions of the independent Directors. While we do not have a formal policy regarding Director attendance at the Annual Meeting, all of the incumbent members of our Board of Directors that were Directors as of the date of the 2019 Annual Meeting of Stockholders attended such meeting.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the NYSE.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with the Company and otherwise qualify as independent under applicable SEC and NYSE rules are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and federal securities law. Our current Board of Directors has determined that Mses. Dobbs and Fox and Messrs. Abrams, Eruzione, Henderson, McDowell and Nikolic are independent Directors. The Board of Directors also previously reached this independence determination for Mr. David B. Reiner, who retired from the Board of Directors on May 23, 2019.

Board Leadership Structure

Our Board of Directors has no fixed policy with respect to the separation of the offices of Chair of the Board of Directors and Chief Executive Officer. Our Board of Directors retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and its stockholders at any given time. The Board of Directors currently believes that separating the positions of Chief Executive Officer and Chair of the Board of Directors is the best structure to fit our needs. Mr. Ellison is our Chief Executive Officer. Mr. Ellison is responsible for our day-to-day operations and for formulating and executing our long-term strategies in collaboration with and under the oversight of the Board of Directors. As Chair of the Board of Directors, Ms. Dobbs leads the Board and oversees meetings of the Board of Directors and the delivery of information necessary for the Board’s informed decision-making.

Director Stock Ownership Guidelines

We recognize the importance of aligning our Board’s interests with those of our stockholders. As a result, the Board has adopted stock ownership guidelines for all of our Directors. Under these guidelines, each Director is expected to accumulate, by July 1, 2021 (or, for Directors that joined after the adoption of such guidelines, by July 1 of the fifth year following the year of becoming a Director), Company stock having a fair market value equal to five times such Director’s annual base cash retainer for acting as a Director. For purposes of these guidelines, shares held in trust or retirement accounts, deferred stock units and restricted stock units (“RSUs”) count toward the ownership guidelines. Each Director is expected to retain 100% of the net after-tax shares received upon vesting and exercise of equity incentive awards until the guidelines are satisfied.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nomination/ Governance Committee. A brief description of these committees is provided below.

Audit Committee. The Audit Committee of our Board of Directors oversees the relationship with our independent registered public accounting firm, reviews and advises our Board of Directors with respect to reports by our independent registered public accounting firm and monitors our compliance with laws and regulations applicable to our operations, including the evaluation of significant matters relating to the financial reporting process and our system of accounting, internal controls, auditing and federal securities law matters and the review of the scope and results of the annual audit conducted by the independent registered public accounting firm.

The members of the Audit Committee since June 2019 have been Ms. Dobbs and Messrs. Abrams and McDowell, and Mr. McDowell has served as the Chair of the Audit Committee since March 2018. Each member of our Audit Committee is independent as defined in regulations adopted by the SEC and NYSE listing standards. Our Board of Directors has determined that all members of our Audit Committee are financially literate and possess accounting or related financial management expertise. Our Board of Directors has also determined that each of Mr. Abrams and Mr. McDowell qualify as “audit committee financial experts” as that term is defined in SEC rules. The Audit Committee met eight (8) times in 2019.

Our Audit Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.frontyardresidential.com and is available in print to any stockholder who requests it. On an annual basis, the Audit Committee will review and approve its charter. The Audit Committee will also evaluate its performance under its charter annually and deliver a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed by the Audit Committee in June 2019 and is expected to be reviewed and approved in the meeting of the Audit Committee scheduled for May 2020.

Compensation Committee. The Compensation Committee of our Board of Directors oversees the compensation of our Directors and the Company's executive compensation and equity-based plans. Our executive officers are employed by our asset manager, AAMC. Because our executive officers are employed by our asset manager, AAMC, the Compensation Committee does not determine or approve the compensation of our executive officers other than the compensation paid to our dedicated General Counsel and certain awards made under the Company's equity incentive plans.

The Compensation Committee has the authority to retain independent counsel or other advisers at our expense as the Compensation Committee deems necessary in connection with its responsibilities. The Compensation Committee may request that any of our Directors, officers or other persons attend its meetings to provide advice, counsel or pertinent information as the Committee requests.

The members of the Compensation Committee since June 2019 have been Ms. Dobbs and Messrs. Eruzione and McDowell. Ms. Dobbs has served as the Chair of the Compensation Committee since June 2019. Each member of the Compensation Committee is independent as defined by NYSE listing standards. While we have no specific qualification requirements for members of the Compensation Committee, the members of the Compensation Committee have knowledge and experience regarding compensation matters as developed through their respective business experience in both management and advisory roles, including general business management, executive compensation and employee benefits experience.

Our Compensation Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.frontyardresidential.com and is available in print to any stockholder who requests it. On an annual basis, the Compensation Committee will review and approve its charter. The Compensation Committee will also evaluate its performance under its charter annually and deliver a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed by the Compensation Committee in June 2019 and is expected to be reviewed and approved in the meeting of the Compensation Committee scheduled for May 2020. The Compensation Committee met four (4) times in 2019.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019 and as of the date of this Amendment, none of the members of the Compensation Committee was or is an officer or employee of the Company or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K, and no executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of the Company’s Compensation Committee or Board.

Nomination/Governance Committee. The Nomination/Governance Committee of our Board of Directors makes recommendations to our Board of Directors of individuals qualified to serve as Directors and committee members for our Board of Directors; advises our Board of Directors with respect to Board of Directors composition, procedures and committees; develops and recommends to the Board of Directors a set of corporate governance principles and oversees the evaluation of our Board of Directors and our management.

The members of the Nomination/Governance Committee since June 2019 have been Ms. Fox and Messrs. Eruzione and Henderson. Mr. Henderson has served as the Chair of the Nomination/Governance Committee since June 2019. Each member of our Nomination/Governance Committee is independent as defined in NYSE listing standards. The Nomination/Governance Committee met three (3) times in 2019.

Our Nomination/Governance Committee operates under a written charter approved by our Board of Directors, a copy of which is available on our website at www.frontyardresidential.com and is available in print to any stockholder who requests it. On an annual basis, the Nomination/Governance Committee will review and approve its charter. The Nomination/Governance Committee will also evaluate its performance under its charter annually and deliver a report to the Board setting forth the results of its evaluation, including an assessment of the adequacy of its charter and any recommendations for amendments. The charter was last reviewed by the Nomination/Governance Committee in June 2019 and is expected to be reviewed and approved in the meeting of the Nomination/Governance Committee scheduled for May 2020.

It is the policy of our Nomination/Governance Committee to consider candidates for Director recommended by you, our stockholders. In evaluating all nominees for Director, our Nomination/Governance Committee will take into account the applicable requirements for Directors under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and NYSE listing standards. In addition, our Nomination/Governance Committee will take into account the Company’s best interests as well as such factors as knowledge, experience, skills, expertise, diversity and the interplay of the candidate’s experience with the background of other members of our Board of Directors.

The Nomination/Governance Committee will consider diversity when it recommends Director nominees to the Board of Directors, viewing diversity in an expansive way to include differences in prior work experience, viewpoint, education and skill set. In particular, the Nomination/Governance Committee will consider diversity in professional experience, skills, expertise, training, broad-based business knowledge and understanding of the Company’s business environment when recommending Director nominees to the Board of Directors, with the objective of achieving a Board with diverse business and educational backgrounds. Directors should have individual backgrounds that, when combined, provide a portfolio of experience and knowledge that will serve the Company’s governance and strategic needs. The Nomination/Governance Committee will periodically review the skills and attributes of Board members within the context of the current make-up of the full Board of Directors as the Nomination/Governance Committee deems appropriate. The Nomination/Governance Committee does not discriminate against candidates for the Board of Directors based on race, color, religion, sex, sexual orientation or national origin.

The Nomination/Governance Committee will periodically assess the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are anticipated. Various potential candidates for Director will then be identified. Candidates may come to the attention of the Nomination/Governance Committee through current members of the Board of Directors, professional search firms, legal and financial advisors, stockholders or industry sources.

In connection with this evaluation, one or more members of the Nomination/Governance Committee, and others as appropriate, may request an interview of prospective nominees. After completing this interview and evaluation, the Nomination/Governance Committee will make a recommendation to the full Board of Directors as to the persons, if any, who should be nominated by the Board of Directors. The Board of Directors will determine the nominees after considering the recommendation of the Nomination/Governance Committee. Should a stockholder recommend a candidate for Director, our Nomination/Governance Committee would evaluate such candidate in the same manner that it evaluates any other nominee.

If you want to recommend persons for consideration by our Nomination/Governance Committee as nominees for election to our Board of Directors, you can do so by writing to our Corporate Secretary at c/o Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. You should provide each proposed nominee’s name, biographical data and qualifications. Your recommendation should also include a written statement from the proposed nominee consenting to be named as a nominee and, if nominated and elected, to serve as a Director.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by our Board of Directors provide guidelines for us and our Board of Directors to ensure effective corporate governance. The Corporate Governance Guidelines cover topics such as Director qualification standards, Board of Directors and committee composition, Director responsibilities, Director access to management and independent advisors, Director compensation, Director orientation and continuing education, management succession and annual performance appraisal of the Board of Directors.

Our Nomination/Governance Committee reviews our Corporate Governance Guidelines at least once a year and, if necessary, recommends changes to our Board of Directors. Our Corporate Governance Guidelines are available on our website at www.frontyardresidential.com and are available to any stockholder who requests them by writing to our Corporate Secretary at c/o Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820.

Communications with Directors

If you desire to contact our Board of Directors or any individual Director regarding Front Yard, you may do so by mail addressed to our Corporate Secretary at c/o Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. All stockholder communications received in writing are distributed to our Board of Directors if addressed to the full Board or to individual Directors if addressed to them individually.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Directors and executive officers, including our principal executive officer. We also adopted a Code of Ethics for Senior Financial Officers that applies to our principal financial officer and principal accounting officer. Any waivers from the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers must be approved by our Board of Directors or the Audit Committee and will be subsequently disclosed when required by SEC or applicable exchange rules. The Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers are available on our website at www.frontyardresidential.com and is available to any stockholder who requests a copy by writing to our Corporate Secretary at c/o Altisource Asset Management Corporation, 5100 Tamarind Reef, Christiansted, United States Virgin Islands 00820. Any amendments to the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, as well as any waivers that are required to be disclosed under SEC or exchange rules, will either be posted on our website at www.frontyardresidential.com or otherwise disclosed in accordance with such rules.

Risk Management and Oversight Process

Our Board of Directors and each of its committees are involved with the oversight of the Company’s risk management.

The Board of Directors and the Audit Committee monitor Front Yard’s credit risk, liquidity risk, regulatory risk, operational risk, cybersecurity risk and enterprise risk by regular reviews with management and internal and external auditors. In its periodic meetings with internal and external auditors, the Audit Committee discusses the scope and plan for the internal audit and includes management in its review of accounting and financial controls, assessment of business risks and legal and ethical compliance programs.

In its periodic meetings with the external auditors, the Audit Committee discusses the external audit scope, the external auditors’ responsibility under the Standards of the Public Company Accounting Oversight Board (“PCAOB”), accounting policies and practices and other required communications. In addition, through regular reviews with management and, at times, certain employees of AAMC, the Nomination/Governance Committee assists the Board of Directors in monitoring the Company’s governance and succession risks, and the Compensation Committee assists the Board of Directors in monitoring our compensation policies and related risks.

The Board of Directors’ role in risk oversight is consistent with the Company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and our Chair, the Board of Directors and its committees providing oversight in connection with these efforts. Our Investment Committee, which is comprised of our Chair, another independent director, our Chief Executive Officer and our Chief Financial Officer, has responsibility for assessing and managing the Company’s risk exposure with respect to transactional and counterparty risk.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our executive officers are employed by our asset manager, AAMC. Certain of our day-to-day management functions are performed by AAMC pursuant to an asset management agreement between AAMC and us, as described more fully in “Business Relationships and Related Party Transactions.” Pursuant to the asset management agreement, AAMC provides us with a management team, including a Chief Executive Officer, and is responsible for the compensation of the Chief Executive Officer and AAMC’s other executive officers who provide services to us. Our named executive officers are, Mr. Ellison, our Chief Executive Officer; Mr. Lowe, our Chief Financial Officer; Mr. Gray, our Chief Administrative Officer and Senior Counsel; Mr. Lubin, our General Counsel and Corporate Secretary; and Mr. Dittrich, our Chief Accounting Officer. With the exception of Mr. Lubin and a onetime special bonus in the amount of $150,000 paid to Mr. Gray for service in 2019 (the “2019 Special Bonus”), our named executive officers, including our Chief Executive Officer, do not receive cash compensation from us for services rendered to us. We appointed Michael G. Lubin as our General Counsel and Corporate Secretary effective January 18, 2016, and Mr. Lubin is the only named executive officer that receives any cash compensation from us. Mr. Lubin’s compensation and the 2019 Special Bonus paid to Mr. Gray were determined by our Compensation Committee. Mr. Lubin is paid by a subsidiary of AAMC, but his entire compensation and benefits are reimbursed by Front Yard.

On March 29, 2019, service-based and market-based RSUs were granted to certain employees of AAMC, including Messrs. Ellison, Lowe, Gray and Lubin, and only service-based RSUs were granted to Mr. Dittrich, pursuant to the 2016 Equity Incentive Plan. We did not provide any of our named executive officers with pension benefits, perquisites or other personal benefits in 2019; however, we did reimburse AAMC for certain benefits payable to Mr. Lubin.

Pay for Performance

The executive compensation program (i.e., salary, annual cash incentive and equity compensation for Mr. Lubin and equity compensation for the other named executive officers) is designed to support our pay-for-performance philosophy and maximize long-term stockholder value by directly aligning the interests of our executive officers with those of our stockholders:

•
100% of pay is provided in the form of at-risk equity compensation (except for the 2019 Special Bonus paid to Mr. Gray and the compensation of our General Counsel, Michael Lubin, for whom we reimburse base salary and cash incentive compensation and pay at-risk equity compensation).

•
50% of equity grant value is performance-contingent, with earn-out requiring strong and sustained total stockholder return (“TSR”) growth before any value can be realized by our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer or General Counsel.

•	The value of our officers’ annual equity awards is generally targeted near the median of our peer group.

We believe the executive compensation program is working as intended.

Say on Pay Vote

Since the inception of the executive compensation program, we have received consistently strong stockholder support. Our advisory vote to ratify named executive officers' compensation (i.e., our Say on Pay vote) passed with 97.6% stockholder support at the 2017 annual stockholder meeting, 98.5% stockholder support at the 2018 annual stockholder meeting, and 98.6% stockholder support at the 2019 annual stockholder meeting. We considered the 2017, 2018 and 2019 stockholder vote, our pay-for-performance philosophy, peer data, as well as well as other factors and decided to maintain our executive compensation program for 2019. We will continue to consider our stockholders’ input in various facets of our business, including executive compensation.

Compensation Consultant

To further the objectives of our executive compensation program, our Compensation Committee conducted an analysis of the compensation levels of our named executive officers in conjunction with an independent compensation consultant, F.W. Cook & Co. (“F.W. Cook”). F.W. Cook provided research, data analyses, survey information and design expertise in assisting with the development of the Company’s equity compensation program. A representative of F.W. Cook attended multiple meetings of the Compensation Committee, where guidance was provided on (i) the size of a competitive annual equity budget; (ii) competitive individual annual grant values, awards types, vesting provisions and the design of performance-based awards; and (iii) the competitiveness of total compensation opportunities for our named executive officers, based on the compensation practices of a peer group made up of companies of similar size and business focus to Front Yard (listed below). The Compensation Committee considered the information provided by F.W. Cook prior to making its determination regarding the equity compensation of our named executive officers.

Peer Group
American Assets Trust
American Homes 4 Rent
BRT Apartments
Dynex Capital
EdR
Hannon Armstrong
Independence Realty
Investors Real Estate Trust
Invitation Homes Inc.
iStar
Ladder Capital
RAIT Financial Trust
Redwood Trust
STORE Capital
UMH Properties
Washington REIT

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer is involved in the design and implementation of our executive compensation under the Company's equity incentive plan and is typically present at Compensation Committee meetings, except that the Chief Executive Officer is not present during any voting or deliberations on his equity compensation. In 2019, based on the analysis and recommendations of F.W. Cook, the Chief Executive Officer made recommendations to the Compensation Committee regarding proposed equity awards for our named executive officers (other than himself, whose award was proposed by the Compensation Committee). The Compensation Committee exercises its discretion in accepting, rejecting and/or modifying any such executive compensation recommendations and approves all awards under the Company's equity incentive plan. Mr. Ellison was also involved with and recommended Mr. Lubin’s 2019 year-end incentive compensation and Mr. Gray's 2019 Special Bonus for consideration and approval by the Compensation Committee.

Cash Compensation

In 2019, we did not pay any cash compensation directly to any of our named executive officers with the exception of Mr. Lubin and Mr. Gray. As noted above, Mr. Lubin is paid by a subsidiary of AAMC, but his entire cash compensation and benefits are reimbursed by Front Yard. The 2019 Special Bonus received by Mr. Gray was also paid by AAMC and reimbursed by Front Yard.

Our named executive officers are officers of AAMC and received their cash compensation in 2019 directly from AAMC. AAMC makes decisions relating to the cash compensation of our named executive officers, other than Mr. Lubin, based on such factors as AAMC and its Compensation Committee determines are appropriate. The AAMC Compensation Committee and AAMC management have the authority to establish incentive compensation award guidelines.

The current compensation package for Mr. Lubin consists of base salary and annual incentive compensation. For 2019, Mr. Lubin’s base salary was $350,000, and Mr. Lubin had a targeted annual cash incentive award that is expressed as a percentage of his annual cash total compensation of 40% to 55%. AAMC’s annual incentive-based cash compensation is structured to motivate executives, including Mr. Lubin, to achieve pre-established key performance indicators, including the corporate goals for Front Yard discussed below, by rewarding the executives for such achievement. For 2019, the Compensation Committee of Front Yard approved cash incentive compensation to Mr. Lubin of $350,000, which represented 50% of his total cash compensation for 2019.

The Company’s Compensation Committee reviews the recommendation of the Chief Executive Officer with respect to Mr. Lubin’s annual incentive compensation and can determine to amend such annual incentive compensation based on such factors as it determines are appropriate, including market information and individual performance. In coming to his recommendation to the Compensation Committee regarding Mr. Lubin’s 2019 annual incentive compensation, the Chief Executive Officer considered Mr. Lubin’s contribution to achieving certain key corporate objectives, including (a) the successful renegotiation of the asset management agreement between Front Yard and AAMC, (b) management of an effective strategic alternative review process, (c) the successful settlement of a putative shareholder class action complaint originally filed in 2015, (d) the accelerated completion of the internalization of Front Yard's property management for the approximately 8,000 rental properties that were previously externally managed and (e) further optimization of Front Yard’s debt facilities to cap and/or fix interest rate exposure. As Mr. Lubin is the sole named executive officer whose compensation is typically reimbursed by Front Yard, the Company does not have a separate corporate scorecard solely for Mr. Lubin.

Front Yard’s Chief Executive Officer’s recommendation regarding Mr. Gray’s 2019 Special Bonus also focused on an evaluation of his outstanding individual performance in support of Front Yard initiatives in addition to his service as Chief Administrative Officer and Senior Counsel.

On March 31, 2015, we and our subsidiary, Front Yard Residential, L.P., entered into the current asset management agreement with AAMC (the “Former AMA”). On May 7, 2019, we amended and restated our asset management agreement with AAMC (the “Amended AMA”). As noted above, under the Amended AMA, AAMC is responsible for the salary, benefits and other compensation of our executive officers but is entitled to reimbursement for the salary, benefits and other compensation attributable to Front Yard’s dedicated General Counsel, Mr. Lubin. For the year ended December 31, 2019, Front Yard reimbursed AAMC for an aggregate of approximately $1,462,805 of expenses, which consists of out-of-pocket expenses incurred by AAMC on Front Yard’s behalf and the compensation of the General Counsel dedicated to Front Yard. For further discussion of the terms of the AMA, including the fees payable to AAMC, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Equity Awards

Description of the Company's Equity Incentive Plans

The Company adopted the 2019 Equity Incentive Plan, which superseded the 2016 Equity Incentive Plan (together with the 2019 Equity Incentive Plan, the “Equity Incentive Plans”), to afford an incentive to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates (including AAMC) to continue as officers, non-employee directors, employees, advisors or consultants, to increase their efforts on behalf of the Company and to promote the success of the Company’s business.

The Equity Incentive Plans are administered by the Company's Compensation Committee. The Compensation Committee has complete, full and final authority to: designate participants; determine the types of awards to be granted; determine the terms of awards; interpret and administer the Equity Incentive Plans and any agreements and awards thereunder; prescribe forms of award; adopt, amend, suspend, waive and rescind such rules and regulations as are necessary or advisable to administer the Equity Incentive Plans; correct any defect, supply any omission, reconcile any inconsistency, resolve any ambiguity and construe and interpret the Equity Incentive Plans and rules, regulations, award agreements and other instruments and awards entered into thereunder; make all other decisions and determinations required under the Equity Incentive Plans or deemed necessary or advisable for the administration of the Equity Incentive Plans; and make filings and take actions required by appropriate state, regulatory and governmental agencies. Each award granted under the Equity Incentive Plans has been, and will be, evidenced by a written award agreement between the participant and us, which describes the award and states the terms and conditions to which the award is subject.

Awards may be granted under the 2019 Equity Incentive Plan in a maximum number of 1,700,023 shares of our common stock, subject to adjustment as provided under the 2019 Equity Incentive Plan. This share reserve is reduced by the number of shares of our common stock subject to outstanding awards. If all or a portion of an award is forfeited, terminated or paid in a form other than shares of our common stock, then the shares subject to that award or portion thereof will again be available for issuance under the 2019 Equity Incentive Plan. Awards under the 2019 Equity Incentive Plan may be granted to officers, non-employee directors, employees, advisors and consultants of the Company and its affiliates.

Awards may be granted to eligible participants in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards. Awards may be granted alone or in tandem with other awards, or in substitution for awards in connection with certain corporate acquisitions, and may be granted with or without dividend or dividend equivalent rights. The maximum aggregate number of shares of our common stock for which any single form of award may be granted to any single participant in any single calendar year is limited to 300,000 shares. The aggregate value of all compensation paid or provided to any of our non-employee directors (excluding any non-employee director who is an executive officer of us or one of our affiliates), under the Equity Incentive Plans or otherwise, in respect of a single calendar year is limited to $350,000.

2019 Equity Awards

On March 29, 2019, the Compensation Committee awarded service-based and market-based RSUs to Messrs. Ellison, Lowe, Gray, Lubin and Dittrich, pursuant to the 2016 Equity Incentive Plan and their respective award agreements (collectively, the “NEO Equity Award Agreements”) as well as to certain other non-executive employees of AAMC. With the exception of Mr. Dittrich, the grant date fair value of their awards were divided between service-based RSUs and market-based RSUs based on the Company’s share price performance as described below. The Compensation Committee determined not to include market-based RSUs as a component of the compensation of Mr. Dittrich as Chief Accounting Officer. Mr. Ellison was awarded 75,512 service-based RSUs and 142,020 market-based RSUs. Messrs. Lowe, Gray and Lubin were each awarded 24,811 service-based RSUs and 31,109 market-based RSUs. Mr. Dittrich was awarded 18,608 service-based RSUs. The service-based and market-based RSUs had a weighted average grant date fair value of $9.27 per share and $7.39 per share, respectively. The service-based RSUs will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. The market-based RSUs will vest in three equal annual installments on the later of the anniversary of the award date and the date of the satisfaction of certain performance criteria, in each case, on the first, second and third anniversaries of the award, subject to acceleration or forfeiture. The performance criteria for the market-based RSUs is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20 trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, equals or exceeds 125% of the price per share on the date of grant (the “Performance Goal”). The Performance Goal must be attained no later than the fourth anniversary of the grant date; otherwise, the market-based RSUs expire. The Performance Goal was attained on July 9, 2019.

In determining the awards for our named executive officers, the Compensation Committee considered the valuable and substantial contributions they had made to achieving Front Yard's strategic objectives, the importance to us of retaining and incentivizing them and the analysis prepared by F.W. Cook comparing our compensation structure to those of companies in the industry in which Front Yard competes.

Termination or Change in Control

As discussed below under “Executive Compensation - Potential Payments Upon Termination or Change in Control,” the Company has entered into change in control severance agreements with our named executive officers pursuant to which each executive is entitled to certain severance payments and benefits if an executive has a qualifying termination (without “cause” or with “good reason”) within two years following a change in control. Additionally, under AAMC’s employment arrangements with Mr. Lubin, in the event that his employment is terminated by AAMC without “cause,” he would be entitled to certain severance benefits, which would be reimbursed by us. Pursuant to each of the NEO Equity Award Agreements, the executives would be entitled to pro-rata vesting upon a qualifying termination not in connection with a change in control and full vesting upon a qualifying termination in connection with a change in control (the latter, consistent with the treatment in the change in control severance agreements). We believe these payments, which provide a level of financial security following a loss of employment, are important to attract and retain our executives. In the context of a change in control, these payments also serve to align the interests of our executives with the interests of our shareholders by providing incentives for retention, for business continuity purposes.

Clawback Policy

The Company has a clawback policy that applies to all equity awards upon an accounting restatement due to the material noncompliance of the Company.

Supplementary Compensation Disclosure

During 2019, base salary paid and the annual incentive compensation approved by AAMC for its employees who are our named executive officers, other than Mr. Lubin, totaled $2,523,723 in the aggregate, or approximately 17.6% of the management fees of $14,299,627 paid by us to AAMC. Of such $2,523,723 for AAMC's employees who are our named executive officers, 63.5% or $1,603,723 was paid as base salary and 36.5% or $920,000 was approved in the form of annual cash incentive compensation. None of these amounts, other than amounts paid to Mr. Lubin and the 2019 Special Bonus paid to Mr. Gray, are reimbursed or paid by Front Yard, as they are solely covered by the base management fee paid to AAMC.

Under AAMC’s annual cash incentive compensation plan, AAMC employees who are our named executive officers can earn cash incentive compensation awards as determined by the AAMC Compensation Committee. The AAMC Compensation Committee and AAMC management have the authority to establish incentive compensation award guidelines. Each named executive officer has a targeted annual cash incentive award that is expressed as a percentage of his or her annual cash total target compensation. In 2019, 28-46% of total annual cash target compensation was payable to AAMC’s named executive officers only upon achievement of certain scorecard and individual performance levels. The appropriate targeted percentage varies based upon the nature and scope of each named executive officer’s responsibilities.

For our executives other than Mr. Ellison, Mr. Ellison presents performance appraisals to the Compensation Committee of AAMC and makes recommendations as to the incentive compensation for each such executive officer. Given the separate financial performance of AAMC in 2019, the AAMC Compensation Committee determined to keep flat or reduce the cash annual incentive compensation payable to the AAMC named executive officers.

In determining to approve the cash incentive compensation for Mr. Lubin and the 2019 Special Bonus paid to Mr. Gray, the Front Yard Compensation Committee considered the valuable and substantial contributions each of Messrs. Lubin and Gray made to Front Yard in 2019, the importance to us of retaining and incentivizing them, and the analysis prepared by F.W. Cook comparing the compensation structure for each of Messrs. Lubin and Gray to those of companies in the industry in which Front Yard competes.

Potential Payments upon Termination or Change in Control

CIC Agreements

The Company has entered into change in control severance agreements (the “CIC Agreements”) with Messrs. Ellison, Gray, Lowe, Lubin and Dittrich. Under the CIC Agreements, a Change in Control is defined as (i) the date that a reorganization, merger, consolidation, recapitalization or similar transaction (other than a spinoff, exchange offer or similar transaction to or with the Company’s stockholders) is consummated, unless: (A) at least 50% of the outstanding voting securities of the surviving or resulting entity (including, without limitation, an entity which as a result of such transaction owns the Company either directly or through one or more subsidiaries) (“Resulting Entity”) are beneficially owned, directly or indirectly, by the persons who were the beneficial owners of the outstanding voting securities of the Company immediately prior to such transaction in substantially the same proportions as their beneficial ownership, immediately prior to such transaction, of the outstanding voting securities of the Company and (B) immediately following such transaction no person or persons acting as a group beneficially owns capital stock of the Resulting Entity possessing thirty-five percent (35%) or more of the total voting power of the stock of the Resulting Entity; (ii) the date that a majority of members of the Company’s Board of Directors is replaced during any twenty-four (24) month period by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board of Directors before the date of the appointment or election; provided that no individual shall be considered to be so endorsed if such individual initially assumed office as a result of either an actual or threatened “Election Contest” (as described in Rule 14a-11 promulgated under the Securities Exchange Act of 1934) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person (as defined in the CIC Agreements) other than the Board of Directors (a “Proxy Contest”) including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; (iii) the date that any one person, or persons acting as a group, other than an employee benefit plan of the Company or one of its Affiliates (as defined in the CIC Agreements), or a trust thereof, or any underwriter, acquires (or has or have acquired as of the date of the most recent acquisition by such person or persons) beneficial ownership of stock of the Company possessing thirty-five percent (35%) or more of the total voting power of the stock of the Company; or (iv) the date that any one person acquires, or persons acting as a group acquire (or has or have acquired as of the date of the most recent acquisition by such person or persons), assets from the Company that have a total gross fair market value equal to or more than forty percent (40%) of the total gross fair market value of all of the assets of the Company immediately before such acquisition or acquisitions.

Under the CIC Agreements, each executive is entitled to certain severance payments and benefits if: (i) the Company undergoes a Change in Control and (ii) on or within two years thereafter, the executive’s employment is terminated by the employer without Cause or by the executive for Good Reason (in each case, as defined in the CIC Agreements). If these events occur, each executive is entitled to the following severance payments and benefits: (i) an amount equal to 1.5 times the executive’s base salary (or 2.0 times the executive’s base salary in the case of Mr. Ellison); (ii) an amount equal to 1.5 times the executive’s target annual bonus amount (for Messrs. Ellison and Gray, including dividends paid on their shares of AAMC preferred stock issued under AAMC's 2016 Employee Preferred Stock Program) for the year of termination (2.0 times the executive’s bonus in the case of Mr. Ellison); (iii) an amount equal to the executive’s target annual bonus for the year of termination, prorated based on the number of days of service in that year; (iv) an amount equal to 18.0 times the monthly premium (if any) paid by the executive’s employer for medical, dental and vision insurance coverage for the executive and his eligible dependents immediately prior to the termination; (v) immediate vesting of all equity and equity-based awards granted to the executive under the Company’s equity plans; (vi) an amount equal to the executive’s annual bonus (if any) earned for the prior year, to the extent not paid as of the termination date; and (vii) all rights accrued as of the termination date, including, without limitation, earned but unpaid base salary, unused vacation pay and business expense reimbursement. Such payments are subject to the executive’s execution of a general release of claims and covenant not to sue and may be subject to offset or reduction in certain circumstances.

The CIC Agreements have an initial three-year term and renew thereafter for successive one-year terms, unless the Company notifies an executive in writing at least 90 days before an upcoming renewal date of its intention not to renew.

If the Company had undergone a Change in Control and the executive’s employment was terminated by the employer without Cause or by the executive for Good Reason (in each case as defined in the CIC Agreements) on December 31, 2019, Messrs. Ellison, Lowe, Gray, Lubin and Dittrich would have received the following severance payments and benefits based on their respective 2019 base salary, target annual bonus (including AAMC preferred stock dividends for Messrs. Ellison and Gray) and prior equity awards and assuming that such executive’s 2019 annual bonus and, if applicable, AAMC preferred stock dividends had been paid and the value of the Company’s stock was $12.34 as of December 31, 2019: Mr. Ellison would have received approximately $3,189,176 in cash, RSUs with an aggregate fair value of $4,455,246 and vesting of 267,857 stock options with a weighted average exercise price of $14.30 per share; Mr. Lowe would have received approximately $1,629,458 in cash, RSUs with an aggregate fair value of $1,089,276 and vesting of 55,147 stock options with a weighted average exercise price of $14.30 per share; Mr. Gray would have received approximately $1,264,685 in cash, RSUs with an aggregate fair value of $1,089,276 and vesting of 55,147 stock options with a weighted average exercise price of $14.30 per share; Mr. Lubin would have received approximately $1,493,189 in cash, RSUs with an aggregate fair value of $1,089,276 and vesting of 55,147 stock options with a weighted average exercise price of $14.30 per share; and Mr. Dittrich would have received approximately $1,047,172 in cash and RSUs with an aggregate fair value of $388,735.

AAMC Employment Arrangement with Mr. Lubin

Under AAMC’s employment arrangements with Mr. Lubin, in the event that his employment is terminated by AAMC without “cause,” he would receive severance benefits of six months’ base salary, which would be reimbursed by us. If Mr. Lubin’s employment is terminated for cause, his employment may be terminated without notice and with no liability to make any further payment to him, other than amounts accrued and unpaid as of the date of his termination.

In order to obtain the benefits provided under Mr. Lubin’s termination provisions, Mr. Lubin would first be required to execute a release of claims with AAMC that would include a waiver and release of any and all claims he may have against us. As of December 31, 2019, the separation payment Mr. Lubin would have received upon termination, other than for cause, based on a six-month separation payment, would have been $175,000, as well as six months of continued medical insurance benefits with a value of approximately $31,063. The Compensation Committee may, in its discretion, revise, amend or add to the benefits of Mr. Lubin.

NEO Equity Award Agreements

Pursuant to each of the NEO Equity Award Agreements, upon a termination of the executive’s service by Front Yard without cause or by the executive for good reason other than in connection with a change of control, a portion of the unvested options and RSUs shall immediately vest based on the product of (x) the total number of unvested options and RSUs and (y) a fraction, the numerator of which is the number of full calendar months elapsed from the date of grant or, if later, the most recent anniversary thereof, through the date of termination, and the denominator of which is the number of full calendar months from the date of grant, or, if later, the most recent anniversary thereof, through the third anniversary of the date of grant. The aggregate fair value of RSUs that would have vested upon termination without “cause” on December 31, 2019 would have been $1,258,909 for Mr. Ellison; $303,634 for each of Messrs. Lowe, Gray and Lubin; and $116,396 for Mr. Dittrich. Further, Mr. Ellison would have vested in 156,251 stock options with a weighted average strike price of $14.30 per share, and each of Messrs. Lowe, Gray and Lubin would have vested in 55,147 stock options with a weighted average strike price of $14.30 per share.

Each of the NEO Equity Award Agreements also contains a “double trigger” change of control provision that could potentially result in an acceleration of vesting in the event of a change of control as defined in the 2016 Equity Incentive Plan, which definition is substantially the same as the definition of Change in Control under the CIC Agreements, as described above.

The potential “double trigger” change of control acceleration of vesting set forth in the NEO Equity Award Agreements is consistent with the entitlement to immediate vesting of all equity and equity-based awards in the CIC Agreements. All unvested options and RSUs will fully vest upon a termination of service by Front Yard without cause or by the executive for “good reason,” as defined in the NEO Equity Award Agreements, on or within two years following a change of control. The aggregate fair value of RSUs that would have vested upon such a change in control event on December 31, 2019 would have been $4,455,246 for Mr. Ellison; $1,089,276 for each of Messrs. Lowe, Gray and Lubin; and $388,735 for Mr. Dittrich. Further, Mr. Ellison would have vested in 267,857 stock options with a weighted average strike price of $14.30 per share, and each of Messrs. Lowe, Gray and Lubin would have vested in 55,147 stock options with a weighted average strike price of $14.30 per share.

Due to the number of factors that affect the nature and amount of any benefits under the various scenarios, actual amounts paid or distributed may be different.

Pay Ratio

The below table shows the ratio of the median annual total compensation of all employees of the Company (excluding the Chief Executive Officer) to the annual total compensation of our Chief Executive Officer. In determining the median employee, a listing was prepared of all current employees as of December 31, 2019. To determine the median employee, we included the annual base salary as of December 31, 2019 and incentive compensation related to the 2019 fiscal year. Once the median employee was identified, we compared the total compensation for that employee to the total compensation shown for our CEO in the Summary Compensation Table.

Median employee total annual compensation	$56,502
Mr. Ellison, Chief Executive Officer, total annual compensation	$1,749,998
Ratio of Chief Executive Officer to median employee compensation	31:1

Summary Compensation Table

The following table discloses compensation received by our named executive officers for fiscal years 2017, 2018 and 2019. As described under “Compensation Discussion and Analysis” above, under the AMA, AAMC is responsible for the salary, benefits and other compensation of its employees who provide services to us but is entitled to reimbursement for the salary, benefits and other compensation attributable to Front Yard’s dedicated General Counsel, Mr. Lubin. Accordingly, the Summary Compensation Table below includes the salary, non-equity incentive compensation and other compensation for Front Yard’s dedicated General Counsel only. The RSUs and stock options awarded to each of our named executive officers pursuant to the 2016 Equity Incentive Plan are disclosed in the Summary Compensation Table.

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Non-Equity Incentive Compensation (1)	All Other Compensation (1)		Total
George G. Ellison, Chief Executive Officer	2019	$—	$1,749,998	$—	$—		$1,749,998
	2018	—	1,750,004	—	—		1,750,004
	2017	—	1,700,006	—	—		1,700,006
Robin N. Lowe, Chief Financial Officer	2019	—	459,997	—	—		459,997
	2018	—	400,002	—	—		400,002
	2017	—	350,003	—	—		350,003
Stephen H. Gray, Chief Administrative Officer and Senior Counsel	2019	—	459,997	—	150,000	(3)	609,997
	2018	—	400,002	—	—		400,002
	2017	—	350,003	—	—		350,003
Michael G. Lubin, General Counsel and Corporate Secretary	2019	347,692	459,997	350,000	65,364	(4)	1,223,053
	2018	325,000	400,002	350,000	58,102	(4)	1,133,104
	2017	308,231	350,003	250,000	26,525	(4)	934,759
Rene Dittrich, Chief Accounting Officer	2019	—	172,496	—	—		172,496
	2018	—	150,003	—	—		150,003
	2017	—	149,921	—	—		149,921
__________________

(1)
We did not pay any cash or other compensation directly to any of our named executive officers. Mr. Lubin is paid by a subsidiary of AAMC, but his entire cash compensation and benefits are reimbursed by Front Yard. The 2019 Special Bonus was paid to Mr. Gray by AAMC but reimbursed by Front Yard.

(2)
Represents the grant date fair value of RSUs and the fair value of options to purchase our common stock calculated in accordance with FASB ASC Topic 718, which grants are subject to the vesting conditions described in “Business Relationships and Related Party Transactions – Equity Incentive Plan.”

(3)	Represents the 2019 Special Bonus, which was a onetime bonus in the amount of $150,000 paid to Mr. Gray for service in 2019.

(4)
Represents expenses reimbursed by Front Yard to AAMC relating to Mr. Lubin’s employment in the Cayman Islands. The amount provided for 2017 includes $3,750 for Cayman Islands government-required pension benefits and $22,775 in medical insurance benefits. The amount provided for 2018 includes $5,179 for Cayman Islands government-required pension benefits and $52,923 in medical insurance benefits. The amount provided for 2019 includes $5,179 for Cayman Islands government-required pension benefits and $60,185 in medical insurance benefits.

Grants of Plan-Based Awards

All grants of stock options and RSUs to our executive officers are made under the Equity Incentive Plans. The following table sets forth information concerning stock options and RSUs granted in the last fiscal year with respect to our named executive officers.

Name and Type of Award (1)	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards (2)
		Threshold (#)	Target (#)	Maximum (#)
George G. Ellison
RSUs (3)	3/29/2019	—	142,020	—	—	$1,050,002
RSUs (4)	3/29/2019	—	—	—	75,512	699,996
Robin N. Lowe
RSUs (3)	3/29/2019	—	31,109	—	—	229,999
RSUs (4)	3/29/2019	—	—	—	24,811	229,998
Stephen H. Gray
RSUs (3)	3/29/2019	—	31,109	—	—	229,999
RSUs (4)	3/29/2019	—	—	—	24,811	229,998
Michael G. Lubin
RSUs (3)	3/29/2019	—	31,109	—	—	229,999
RSUs (4)	3/29/2019	—	—	—	24,811	229,998
Rene Dittrich
RSUs (4)	3/29/2019	—	—	—	18,608	172,496
______________

(1)
Front Yard does not have any non-equity incentive plans in which its named executive officers participate. Front Yard reimburses AAMC for annual incentive compensation paid to Mr. Lubin. Mr. Lubin has a targeted annual cash incentive award that is expressed as a percentage of his annual cash total compensation of 40% to 55%. Mr. Lubin’s 2019 annual incentive compensation was $350,000.

(2)	Represents the grant date fair value of RSUs calculated in accordance with FASB ASC Topic 718.

(3)
Represents market-based RSUs. The Performance Goal for market-based RSUs granted was satisfied on June 18, 2019, being the date on which the sum of (a) the average price per share for the consecutive 20-trading-days ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, equaled or exceeded 125% of the price per share of $9.27 on the date of grant. The market-based RSUs will vest in three equal annual installments on March 29, 2020, 2021 and 2022, subject to acceleration or forfeiture.

(4)	Represents service-based RSUs that vest ratably on each of March 29, 2020, 2021 and 2022, subject to acceleration or forfeiture.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of unexercised options and unvested RSUs granted to each of our named executive offers under the 2016 Equity Incentive Plan as of December 31, 2019:

	OPTION AWARDS					STOCK AWARDS
(a)	(b)	(c)	(e)	(f)		(g)		(h)	(i)		(j)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
George G. Ellison	—	—	$—	—		—		$—	142,020	(2)	$1,752,527
	—	—	—	—		75,512	(3)	931,818	—		—
	—	—	—	—		—		—	68,870	(4)	849,856
	—	—	—	—		54,824	(5)	676,528	—		—
	—	267,857	14.30	5/26/24	(6)	19,813	(7)	244,492	—		—
	300,000	—	10.04	8/9/23	(8)	—		—	—		—
Robin N. Lowe	—	—	—	—		—		—	31,109	(2)	383,885
	—	—	—	—		24,811	(3)	306,168	—		—
	—	—	—	—		—		—	15,742	(4)	194,256
	—	—	—	—		12,531	(5)	154,633	—		—
	—	55,147	14.30	5/26/24	(6)	4,079	(7)	50,335	—		—
	65,583	—	10.04	8/9/23	(8)	—		—	—		—
Stephen H. Gray	—	—	—	—		—		—	31,109	(2)	383,885
	—	—	—	—		24,811	(3)	306,168	—		—
	—	—	—	—		—		—	15,742	(4)	194,256
	—	—	—	—		12,531	(5)	154,633	—		—
	—	55,147	14.30	5/26/24	(6)	4,079	(7)	50,335	—		—
	65,583	—	10.04	8/9/23	(8)	—		—	—		—
Michael G. Lubin	—	—	—	—		—		—	31,109	(2)	383,885
	—	—	—	—		24,811	(3)	306,168	—		—
	—	—	—	—		—		—	15,742	(4)	194,256
	—	—	—	—		12,531	(5)	154,633	—		—
	—	55,147	14.30	5/26/24	(6)	4,079	(7)	50,335	—		—
	65,583	—	10.04	8/9/23	(8)	—		—	—		—
Rene Dittrich	—	—	—	—		18,608	(3)	229,623	—		—
	—	—	—	—		9,398	(5)	115,971	—		—
	—	—	—	—		3,496	(7)	43,141	—		—

______________

(1)	Market value was calculated by multiplying the number of shares in column (g) by $12.34, which was the closing price of Front Yard’s common stock as quoted on NYSE on December 31, 2019.

(2)
The Performance Goal for market-based RSUs granted on March 29, 2019 was satisfied on June 18, 2019, being the date on which the sum of (a) the average price per share for the consecutive 20-trading-days ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, equaled or exceeded 125% of the price per share of $9.27 on the date of grant. The market-based RSUs will vest ratably on each of March 29, 2020, 2021 and 2022, subject to acceleration or forfeiture.

(3)	The outstanding service-based RSUs were granted on March 29, 2019 and will vest ratably on each of March 29, 2020, 2021 and 2022, subject to acceleration or forfeiture.

(4)
The Performance Goal for market-based RSUs granted on May 24, 2018 was satisfied on December 31, 2019, being the date on which the sum of (a) the average price per share for the consecutive 20-trading-days ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, equaled or exceeded 125% of the price per share of $10.64 on the date of grant. The first 1/3 of the market-based RSUs vested on December 31, 2019, and the remaining 2/3 of the market-based RSUs will vest ratably on each of May 24, 2020 and 2021, subject to acceleration or forfeiture.

(5)	The outstanding service-based RSUs were granted on May 24, 2018 and will vest ratably on each of May 24, 2019, 2020 and 2021, subject to acceleration or forfeiture.

(6)
The Performance Goal for stock options granted on May 26, 2017 has not yet been satisfied and will expire on May 26, 2021 if the Performance Goal is not satisfied. If the Performance Goal is satisfied, the options will vest at the later of (a) ratably on each of May 26, 2018, 2019 and 2020 or (b) the date of satisfaction of the Performance Goal.

(7)	The outstanding service-based RSUs were granted on May 26, 2017 and will vest ratably on each of May 26, 2018, 2019 and 2020, subject to acceleration or forfeiture.

(8)
The Performance Goal for the vesting of the stock options granted on August 9, 2016 was satisfied on February 15, 2017, being the date on which the sum of (a) the average price per share for the consecutive 20-trading-days ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, equaled or exceeded 125% of the price per share of $10.04 on the date of grant. The stock options vested in three equal annual installments on August 9, 2017, 2018 and 2019.

Option Exercises

None of our named executive officers exercised any options during the year ended December 31, 2019.

Stock Vested in 2019 Fiscal Year

The following table sets forth information concerning stock awards that vested for the named executive officers during the fiscal year ended December 31, 2019:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
George G. Ellison	102,413	$1,201,136
Robin N. Lowe	22,366	262,785
Stephen H. Gray	22,366	262,785
Michael G. Lubin	22,366	262,785
Rene Dittrich	8,197	94,002
______________

(1)	The Number of Shares Acquired on Vesting is the gross number of shares acquired.

(2)	The Value Realized on Vesting was determined by multiplying the number of shares acquired by close price reported on the vesting date.

Board of Directors Compensation

The following table discloses cash compensation received by and stock awards that were granted to each non-management member of our Board of Directors who served as a Director during fiscal year 2019. Management members of our Board of Directors do not receive compensation for their service as a Director.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Rochelle R. Dobbs (2)	$201,698	$79,995	$281,693
Leland Abrams (2)	37,635	79,995	117,630
Michael A. Eruzione (2)	71,698	79,995	151,693
Leslie B. Fox (2)	59,875	79,995	139,870
Wade J. Henderson (2)	74,107	79,995	154,102
George W. McDowell (2)	131,698	79,995	211,693
Lazar Nikolic (2)	53,456	79,995	133,451
David B. Reiner (3)	57,148	—	57,148
____________________

(1)
On August 12, 2019, Mses. Dobbs and Fox and Messrs. Abrams, Eruzione, Henderson, McDowell and Nikolic, being the non-management members of the Board of Directors serving as of such date, were each awarded 7,136 RSUs under the Company’s 2019 Equity Incentive Plan for their service to the Board for the 2019-2020 service year. Upon vesting, the RSUs settle for shares of common stock upon the earlier of the third anniversary of the grant date and the termination of the director’s service, subject to acceleration or forfeiture. The number of RSUs awarded was determined by dividing $80,000 by a share price of $11.21, which was the closing sales price of our common stock on the NYSE on August 12, 2019 and represents the grant date fair value calculated in accordance with FASB ASC 718.

(2)	As of December 31, 2019, each of Mses. Dobbs and Fox and Messrs. Abrams, Eruzione, Henderson, McDowell and Nikolic had 7,136 RSUs outstanding.

(3)	Mr. Reiner stepped down as a Director of Front Yard on May 23, 2019.

Cash Compensation

The Company’s Director compensation plan provides the following cash compensation to our non-management Directors in quarterly installments, paid in arrears for their services for the prior quarter:

•	an annual retainer of $60,000;

•	an additional $75,000 to the Chair of the Board of Directors;

•	an additional $15,000 to the Audit Committee chairperson;

•	an additional $10,000 to all committee chairpersons (other than the Audit Committee chairperson); and

•	an additional $6,500 to all committee members, including the committee chairperson.

In addition, the Company’s Directors may receive additional compensation for service on special committees. In 2019, each of Ms. Dobbs and Mr. McDowell received $45,000, Mr. Reiner received $25,500 and Ms. Fox and Mr. Nikolic received $19,500 for service on special committees.

Equity Compensation

The 2019 Equity Incentive Plan was approved at the 2019 Annual Meeting of Stockholders on May 23, 2020, which superseded the 2016 Equity Incentive Plan. The 2019 Equity Incentive Plan is described above in “Compensation Discussion and Analysis – Equity Awards – Description of the Company's Equity Incentive Plans.”

Our non-management Directors receive annual grants of RSUs issued under the Company’s Equity Incentive Plans. These RSUs are eligible for settlement in the number of shares of our common stock having a fair market value of $80,000 on the date of grant for the 2019-2020 service year ($75,000 for the 2018-2019 service year and $60,000 for the 2017-2018 service year). “Fair Market Value” is defined under the 2019 Equity Incentive Plan as the closing price per share of our common stock in the principal market in which our common stock is traded. RSUs are expected to be granted after each annual organizational meeting of the Board of Directors, which typically follows the Annual Meeting. The RSUs vest on the earlier of the first anniversary of the date of grant and the first annual meeting of the Company’s stockholders occurring immediately after the date of grant, with distribution mandatorily deferred for an additional two years thereafter (subject to earlier distribution upon the applicable Director’s separation from the Board of Directors). Our non-management Directors accumulate RSUs earned as equity compensation on a tax-deferred basis until the earlier of the third anniversary of the grant of the RSUs or the applicable Director’s separation from the Board of Directors. The awards are expected to be issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are paid in cash on the same timeline as underlying dividends are actually paid to our stockholders. The awards may, in the future, be eligible for additional deferral at the election of each non-management Director.

Other Compensation

Directors are reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board of Directors and its committees.

Any Director compensation may be prorated for a Director serving less than a full one (1) year term as in the case of a Director joining the Board of Directors after an Annual Meeting but during the service year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Common Stock

We have listed below, as of April 24, 2020 (except as otherwise indicated), the beneficial ownership of Front Yard common stock by (a) each of our directors, (b) each of our “named executive officers”, (c) all of our directors and executive officers as a group and (d) each person known by us to be the beneficial owner of more than five percent of the number of outstanding common shares of Front Yard stock. The table is based on information we received from the directors, executive officers and filings made with the SEC. We are not aware of any other beneficial owner of more than five percent of the number of outstanding common shares as of April 24, 2020. Unless otherwise indicated, each of our directors and “named executive officers” has (a) the same business address as Front Yard and (b) sole investment and voting power over all of the common shares that he or she beneficially owns. All common share numbers have been rounded to the nearest whole number.

Name of Beneficial Owner:	Amount	Percent
Vanguard Group (1)	7,132,919	13.19%
Deer Park Road Management Company, L.P. (2)	6,524,359	12.07%
BlackRock, Inc. (3)	4,017,302	7.43%
Altisource Portfolio Solutions S.A. (4)	3,453,657	6.39%
ARP Americas LP (5)	2,734,512	5.06%

Directors, Nominee and Named Executive Officers:	Amount	Percent
Rochelle R. Dobbs (6)	51,593	*
Leland Abrams (7)	79,000	*
George G. Ellison (8)	769,620	1.41%
Michael A. Eruzione (9)	19,227	*
Leslie B. Fox (10)	—	*
Wade J. Henderson (11)	4,546	*
George W. McDowell (12)	16,816	*
Lazar Nikolic (13)	252,242	*
Robin N. Lowe (14)	156,186	*
Stephen H. Gray (14)	117,386	*
Michael G. Lubin (14)	148,519	*
Rene Dittrich (15)	26,653	*
All Directors and Executive Officers as a Group (12 persons) (16)	1,641,788	3.00%
__________

*	Less than 1%

(1)
Based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2020 by Vanguard Group (which we refer to as “Vanguard”). Includes 49,946 shares as to which sole voting power is claimed, 2,500 shares as to which shared voting power is claimed, 7,088,420 shares as to which sole dispositive power is claimed and 44,499 shares as to which shared dispositive power is claimed. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(2)
Based on information contained in a Schedule 13D filed jointly with the SEC on February 20, 2020 by Deer Park Road Management Company, LP, Deer Park Road Management GP, LLC, Deer Park Road Corporation, Michael Craig-Scheckman, AgateCreek LLC, and Scott Edward Burg (which we refer to collectively as “Deer Park Road”) and in Forms 4 filed jointly with the SEC on March 11, 2020, March 17, 2020 and March 23, 2020 by Deer Park Road. Includes 6,191,766 shares as to which shared voting power and shared dispositive power is claimed and zero shares as to which sole voting power and sole dispositive power is claimed. Deer Park Road’s address is 1195 Bangtail Way, Steamboat Springs, Colorado 80487.

(3)
Based on information contained in a Schedule 13G/A filed with the SEC on February 5, 2020 by BlackRock, Inc. (which we refer to as “BlackRock”). Includes 3,889,307 shares as to which sole voting power is claimed, 4,017,302 shares as to which sole dispositive power is claimed and zero shares as to which shared voting and shared dispositive power is claimed. BlackRock’s address is 55 East 52nd Street, New York, NY 10055.

(4)
Based on information contained in a Schedule 13D/A jointly filed with the SEC on February 19, 2020 by Altisource Portfolio Solutions S.A. and William B. Shepro. Includes 3,453,657 shares as to which both sole voting power and sole dispositive power is claimed and 194,860 shares as to which shared voting and shared dispositive power is claimed. ASPS’s address is 40, avenue Monterey, L- 2163 Luxembourg, Grand Duchy of Luxembourg.

(5)
Based on information contained in a Schedule 13G jointly filed with the SEC on April 16, 2020 by ARP Americas LP and Asset Management Exchange Master ICAV. Includes 2,734,512 shares as to which both sole voting power and sole dispositive power is claimed and zero shares as to which both shared voting power and shared dispositive power is claimed. ARP America’s LP’s address is 1120 Avenue of the Americas, 15th Floor, New York, NY 10036 and Asset Management Exchange Master ICAV’s address is Riverside One, 37 - 42 Sir John Rogerson’s Quay, Grand Canal Dock, Dublin 2 D02 X576 Ireland.

(6)
Includes 4,196 RSUs granted on May 26, 2017 that have vested and will become issuable on May 26, 2020. Excludes 7,049 RSUs granted on May 24, 2018 that that have vested and 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(7)
Excludes 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(8)
Includes options to purchase 300,000 shares that have vested but have not yet been exercised, an aggregate of 47,225 service-based RSUs that vest on May 24, 2020 and May 26, 2020, and an aggregate of 34,435 market-based RSUs that vest on May 24, 2020. Does not include an aggregate of 77,753 service-based RSUs, 129,115 market-based RSUs or options to purchase 267,857 shares, none of which vest or become exercisable within 60 days after April 24, 2020.

(9)
Includes 4,196 RSUs granted on May 26, 2017 that have vested and will become issuable on May 26, 2020. Excludes 7,049 RSUs granted on May 24, 2018 that that have vested and 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(10)
Excludes 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(11)
Includes 4,196 RSUs granted on May 26, 2017 that have vested and will become issuable on May 26, 2020. Excludes 7,049 RSUs granted on May 24, 2018 that that have vested and 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(12)
Excludes 739 RSUs granted on May 26, 2017 that have vested, 7,049 RSUs granted on May 24, 2018 that that have vested and 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(13)
Excludes 7,136 RSUs that were granted on August 12, 2019 that will vest within 60 days after April 24, 2020. Receipt of such excluded shares is deferred until the third anniversary of the grant date, and none of such excluded shares have voting rights until the deferral period expires.

(14)
For each individual, includes options to purchase 65,583 shares that have vested but have not yet been exercised, an aggregate of 10,345 service-based RSUs that vest on May 24, 2020 and May 26, 2020, an aggregate of 7,871 market-based RSUs that vest on May 24, 2020 and May 26, 2020. Does not include an aggregate of 22,805 service-based RSUs, 28,610 market-based RSUs or options to purchase 55,147 shares, none of which vest or become exercisable within 60 days after April 24, 2020.

(15)
Includes an aggregate of 8,195 service-based RSUs that vest on May 24, 2020 and May 26, 2020. Excludes an aggregate of 17,104 service-based RSUs, none of which vest within 60 days after April 24, 2020.

(16)
Includes options to purchase 496,749 shares that have vested but have not yet been exercised, an aggregate of 86,455 service-based RSUs that vest on May 24, 2020 and May 26, 2020, an aggregate of 58,048 market-based RSUs that vest on May 24, 2020 and May 26, 2020 and an aggregate of 12,588 RSUs for which issuance was deferred until May 26, 2020. Excludes an aggregate of 242,159 service-based RSUs (including 78,887 director RSUs for which issuance of shares is deferred until the third anniversary of the grant date), an aggregate of 214,945 market-based RSUs and options to purchase an aggregate of 433,298 shares, none of which vest or become exercisable within 60 days after April 24, 2020.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and RSUs	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders:
2012 Conversion Option Plan	14,334	$5.81	—
2016 Equity Incentive Plan	2,351,047	12.00	—
2019 Equity Incentive Plan	49,952	—	1,650,071

Equity Compensation Plans Not Approved by Security Holders:
None	—	—	—
Total	2,415,333	$11.71	1,650,071

The options provided in the table above represent the only outstanding options to purchase our common stock that have been granted by the Company. Such options were granted to (i) the holders of options of ASPS under the 2012 Conversion Option Plan in connection with the Company’s separation from ASPS and (ii) to certain employees of AAMC under the 2016 Equity Incentive Plan. In August 2016 and May 2017, the Company granted 695,187 and 567,227 stock options, respectively, to certain employees of AAMC under the 2016 Equity Incentive Plan. On May 26, 2017, Mr. Ellison and the Company mutually agreed to the cancellation of 27,921 stock options that were granted to him on August 9, 2016.

The Company issued an aggregate of 10,531 shares of our common stock to our Directors pursuant to our 2013 Director Equity Plan in June 2016 upon the vesting of RSUs granted in connection with their service on our Board of Directors for the 2015-2016 service period. In May 2017, 22,637 RSUs vested with respect to the Board of Directors’ 2016-2017 service period; in March 2018 and May 2018, 3,495 and 17,523 RSUs, respectively, vested with respect to the Board of Directors’ 2017-2018 service period; and in May 2019, 35,245 RSUs vested with respect to the Board of Directors' 2018-2019 service period. With respect to RSUs that have vested for our Directors under the 2016 Equity Incentive Plan, the issuance of the shares of common stock are deferred until the earlier of the third anniversary of the grant of the RSUs or the applicable Director’s separation from the Board of Directors. In addition, the Company granted 49,952 RSUs our Board of Directors in August 2019 for the 2019-2020 service period that will vest at the earlier of the Company's 2020 annual meeting or August 12, 2020.

In addition, the Company granted an aggregate of 247,008, 247,906, 519,470 and 699,977 RSUs to certain employees of AAMC in August 2016, May 2017, May 2018 and March 2019, respectively, under the 2016 Equity Incentive Plan. During 2017, 2018 and 2019, we issued 78,850, 150,479 and 307,358 shares of common stock, respectively, in connection with the vesting of RSUs granted in August 2016, May 2017 and May 2018.

Except as described above, the Company has not granted any additional options, restricted stock awards, restricted stock units or any other securities convertible or exercisable into shares of our common stock that remain outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based upon the Company’s review of Section 16(a) reports and related written representations, the Company believes that all of the Company’s reporting persons complied with their Section 16(a) filing requirements in 2019.

Ownership of Stock

In 2016, the Board of Directors adopted stock ownership guidelines for Directors, which are described more fully in “Item 10. Directors, Executive Officers and Corporate Governance – Director Stock Ownership Guidelines.” We do not currently have formal stock ownership requirements for our executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policy

The Board of Directors has adopted policies and procedures for the review, approval and monitoring of transactions involving Front Yard and related persons (Directors, nominees for election as Director and executive officers or their immediate family members or stockholders owning 5% or greater of the Company’s outstanding stock or their immediate family members) within our written Code of Business Conduct and Ethics, which is available at www.frontyardresidential.com. The policies and procedures are not limited to related person transactions that meet the threshold for disclosure under the relevant SEC rules as the policies and procedures broadly cover any situation in which a conflict of interest may arise.

Any situation that potentially involves a conflict of interest is to be immediately disclosed to the Company’s General Counsel who, in consultation with management and the Audit Committee chair and with outside counsel, as appropriate, must assess the nature and extent of any concern and then recommend any follow up action, as needed. The General Counsel will notify the Chair of the Audit Committee if any such situation requires notice to or approval of the Audit Committee of the Board of Directors.

Related persons are required to obtain the approval of the Audit Committee of the Board of Directors for any transaction or situation that may pose a conflict of interest. In considering a transaction, the Audit Committee will consider all relevant factors including, but not limited to, (i) whether the transaction is in the best interests of Front Yard; (ii) alternatives to the related person transaction; (iii) whether the transaction is on terms comparable to those available to third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to Front Yard.

Relationship with AAMC

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

For additional information regarding our asset management agreements with AAMC, refer to Note 10, “Related-Party Transactions” of the consolidated financial statements included within the Original Form 10-K filed with the SEC on February 28, 2020.

Agreements with ASPS

We have engaged ASPS to provide services for us as detailed below. If for any reason ASPS is unable to perform the services described under these agreements at the level and/or the cost that we anticipate, alternate service providers may not be readily available on favorable terms, or at all, which could adversely affect our performance. ASPS’s failure to perform the services under these agreements with AAMC or us could have a material adverse effect on us.

Master services agreement and subsequent amendments

Under the master services agreement (the “MSA”) between ASPS and us, dated December 21, 2012, Altisource Solutions was the exclusive provider of property management, leasing, renovation management and valuation services associated with a substantial number of the single-family properties in our portfolio and certain real estate owned upon conversion of sub-performing or non-performing residential mortgage loans that we previously acquired.

In order to enable Main Street Renewal, LLC (“MSR”) to be the property manager for certain acquired properties, we and ASPS entered into an Amendment and Waiver Agreement (the “Amendment and Waiver Agreement”) to amend the Master Services Agreement (the “MSA”) between ASPS and us, dated December 21, 2012, under which ASPS was the exclusive provider of leasing and property management services to us. Pursuant to the Amendment and Waiver Agreement, we obtained a waiver of the exclusivity requirements under the MSA for certain acquired properties. The Amendment and Waiver Agreement also amended the MSA to require us or any surviving entity to pay a significant liquidation fee to ASPS in certain circumstances. On August 8, 2018, the Amendment and Waiver Agreement was superseded by the MSA Amendment Agreement, as described below.

In connection with our acquisition of an internal property manager, on August 8, 2018, we and ASPS entered into an amendment (the “MSA Amendment Agreement”) to the MSA. Under the terms of the MSA Amendment Agreement, the exclusivity provisions with respect to the renovation and property management provisions were terminated in order to allow us to internalize the property management function related to the rental properties managed by ASPS. Following a transition that was completed during the fourth quarter of 2018, the MSA terminated in its entirety in respect of the property management services set forth in the MSA. Subject to certain conditions, the title insurance services statement of work under the MSA will remain in place until the fourth anniversary of the MSA Amendment Agreement. In addition, ASPS agreed to continue to provide certain services for an ongoing fee, including property preservation, maintenance, valuation, and sale brokerage services, with respect to certain of our remaining non-rental legacy assets until such properties are sold.

In exchange for the termination of the previous management contract detailed by the above-described amendments, including the termination of the exclusivity provision of the MSA, we agreed to pay an aggregate of (x) $15.0 million upon the signing of the MSA Amendment Agreement and (y) $3.0 million, which will be paid on the earlier to occur of (i) a change of control of us or (ii) August 8, 2023. We recognized the entire $18.0 million termination fee as an expense during the year ended December 31, 2018, which is included in acquisition and integration costs in our consolidated statement of operations. As of December 31, 2019, we included $3.0 million in accounts payable and accrued liabilities in our consolidated balance sheet.

Separation Stock Option Plans

In connection with our separation from ASPS in December 2012, we adopted the 2012 Conversion Option Plan and the 2012 Special Option Plan. In the separation transaction, we issued options to purchase 809,240 shares of our common stock with a weighted average exercise price of $2.33 per share on December 31, 2012 under the Conversion Option Plan to ASPS employees holding ASPS stock options immediately prior to the separation. We also issued options to purchase 210,184 shares of our common stock with a weighted average exercise price of $1.15 per share at December 31, 2012 under the Special Option Plan to non-employee holders of ASPS stock options receiving shares in the separation. Because the options were granted as part of the separation to holders of ASPS stock options, no share-based compensation related to these options is included in our consolidated financial statements appearing in our Annual Report on Form 10-K. No additional shares of common stock are issuable under either the 2012 Conversion Option Plan or the 2012 Special Conversion Option Plan.

Independence of Directors

Our Corporate Governance Guidelines provide that our Board of Directors must be comprised of a majority of Directors who qualify as independent Directors under the standards of the NYSE.

Our Board of Directors annually reviews the direct and indirect relationships that we have with each Director. The purpose of this review is to determine whether any such transactions or relationships are inconsistent with a determination that the Director is independent. Only those Directors who are determined by our Board of Directors to have no material relationship with the Company are considered independent. This determination is based in part on the analysis of questionnaire responses that follow the independence standards and qualifications established by NYSE rules and law. Our current Board of Directors has determined that Mses. Dobbs and Fox and Messrs. Abrams, Eruzione, Henderson, McDowell and Nikolic are independent Directors and were independent Directors during their service in the 2019 fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to Front Yard for professional services by Ernst & Young LLP with respect to our fiscal years ended December 31, 2019 and 2018:

	Year ended December 31,
Category	2019	2018
Audit Fees	$1,255,887	$1,250,000
Audit-Related Fees	—	—
Tax Fees	159,900	186,000
All Other Fees	—	—
Total	$1,415,787	$1,436,000

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audit of Front Yard’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, for the reviews of the financial statements included in Front Yard’s quarterly reports on Form 10-Q during those fiscal years, for the audit of our internal control over financial reporting for the years ended December 31, 2019 and 2018 and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. This category includes the aggregate fees billed for audit-related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.” We did not incur any such Audit-Related Fees for the years ended December 31, 2019 and 2018.

Tax Fees. This category includes the aggregate fees billed for professional services rendered by the independent registered public accounting firm for tax compliance and tax planning, including related to the Company’s compliance with REIT requirements.

All Other Fees. This category would include the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” We did not incur any such other fees for the years ended December 31, 2019 and 2018.

The Audit Committee considered the fees paid to Ernst & Young LLP for the fiscal year ended December 31, 2019 and determined that the services and fees are compatible with the independence of Ernst & Young LLP.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal year ended December 31, 2019, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members and has so delegated pre-approval authority to the Chair of the Audit Committee. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

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

21	Schedule of Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2020).
23	Consent of Ernst and Young LLP (incorporated by reference to Exhibit 23 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2020).
24	Power of Attorney (incorporated by reference to the signature page of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2020).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
__________
* Filed herewith.
† Denotes management contract or compensatory arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Front Yard Residential Corporation
April 29, 2020	By:	/s/ George G. Ellison
George G. Ellison Chief Executive Officer
April 29, 2020	By:	/s/ Robin N. Lowe
Robin N. Lowe Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated:

	Signature	Title	Date
	*	Chair of the Board of Directors	April 29, 2020
Rochelle R. Dobbs
	*	Director	April 29, 2020
Leland Abrams
	*	Director	April 29, 2020
Michael A. Eruzione
	*	Director	April 29, 2020
Leslie B. Fox
	*	Director	April 29, 2020
Wade J. Henderson
	*	Director	April 29, 2020
George W. McDowell
	*	Director	April 29, 2020
Lazar Nikolic
	/s/ George G. Ellison	Director and Chief Executive Officer (Principal Executive Officer)	April 29, 2020
George G. Ellison
	/s/ Robin N. Lowe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2020
Robin N. Lowe
By:	/s/ George G. Ellison		April 29, 2020
George G. Ellison
Attorney-in-Fact
____________________

*
A signed Power of Attorney authorizing George G. Ellison and Robin N. Lowe, and each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2019 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on February 28, 2020.