Form 10-Q
period 2020-03-31
Front Yard Residential Corp
filed 2020-05-11
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 4, 2020, 54,112,374 shares of our common stock were outstanding.

Front Yard Residential Corporation
March 31, 2020

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•	our ability to implement our business strategy;

•	our ability to make distributions to our stockholders;

•	the potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers;

•
the effect of the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”) on our relationships with our customers, financing sources, third-party service providers, operating results and business generally;

•	the impact of the costs of the merger transaction that will be borne by the Company despite the merger transaction being terminated;

•	the effect of management’s attention being diverted from our ongoing business operations prior to the merger transaction being terminated;

•	the impact of defending any litigation associated with the termination of the merger transaction;

•	our ability to successfully implement our strategic initiatives and achieve their anticipated impact;

•	our ability to acquire single-family rental assets for our portfolio, including difficulties in identifying assets to acquire;

•	the impact of changes to the supply of, value of and the returns on single-family rental assets;

•	our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;

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

ii

•	the impact of adverse legislative, regulatory or tax changes; and

•	general economic and market conditions.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. Such forward-looking statements speak only as of their respective dates, and we assume no obligation to update them to reflect changes in underlying assumptions or factors, new information or otherwise. For a further discussion of these and other factors that could cause our future results to differ materially from any forward-looking statements, please see Part II, Item 1A in this Quarterly Report on Form 10-Q and “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

iii

Part I

Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate held for use:
Land	$398,643	$398,840
Rental residential properties	1,713,406	1,707,043
Real estate owned	12,147	16,328
Total real estate held for use	2,124,196	2,122,211
Less: accumulated depreciation	(224,985)	(206,464)
Total real estate held for use, net	1,899,211	1,915,747
Real estate assets held for sale	8,298	14,395
Cash and cash equivalents	32,299	43,727
Restricted cash	31,796	34,282
Accounts receivable	7,025	9,235
Goodwill	13,376	13,376
Prepaid expenses and other assets	21,485	22,360
Total assets	$2,013,490	$2,053,122

Liabilities:
Repurchase and loan agreements	$1,637,466	$1,644,230
Accounts payable and accrued liabilities	60,766	64,619
Payable to AAMC	4,140	5,014
Total liabilities	1,702,372	1,713,863

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 54,112,374 shares issued and outstanding as of March 31, 2020 and 53,933,575 shares issued and outstanding as of December 31, 2019	541	539
Additional paid-in capital	1,190,018	1,189,236
Accumulated deficit	(859,080)	(830,602)
Accumulated other comprehensive loss	(20,361)	(19,914)
Total equity	311,118	339,259
Total liabilities and equity	$2,013,490	$2,053,122

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Rental revenues	$54,328	$52,625
Total revenues	54,328	52,625
Expenses:
Residential property operating expenses	18,861	18,437
Property management expenses	4,171	3,675
Depreciation and amortization	20,366	22,385
Acquisition and integration costs	69	2,211
Impairment	235	1,020
Mortgage loan servicing costs	—	387
Interest expense	19,496	21,510
Share-based compensation	1,487	1,119
General and administrative	7,591	5,766
Management fees to AAMC	3,584	3,575
Total expenses	75,860	80,085
Net gain on real estate and mortgage loans	1,533	8,777
Operating loss	(19,999)	(18,683)
Casualty losses	(287)	(393)
Insurance recoveries	63	527
Other income	8	49
Loss before income taxes	(20,215)	(18,500)
Income tax expense	—	8
Net loss	$(20,215)	$(18,508)

Loss per share of common stock - basic:
Loss per basic share	$(0.37)	$(0.35)
Weighted average common stock outstanding - basic	53,943,434	53,630,204
Loss per share of common stock - diluted:
Loss per diluted share	$(0.37)	$(0.35)
Weighted average common stock outstanding - diluted	53,943,434	53,630,204

Dividends declared per common share	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net loss	$(20,215)	$(18,508)

Other comprehensive loss:
Change in fair value of interest rate caps	(1,815)	(7,609)
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	1,368	987
Net other comprehensive loss	(447)	(6,622)

Comprehensive loss	$(20,662)	$(25,130)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2019	53,933,575	$539	$1,189,236	$(830,602)	$(19,914)	$339,259
Common shares issued under share-based compensation plans	243,089	3	62	—	—	65
Shares withheld for taxes upon vesting of restricted stock	(64,290)	(1)	(767)	—	—	(768)
Dividends on common stock ($0.15 per share)	—	—	—	(8,263)	—	(8,263)
Share-based compensation	—	—	1,487	—	—	1,487
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(447)	(447)
Net loss	—	—	—	(20,215)	—	(20,215)
March 31, 2020	54,112,374	$541	$1,190,018	$(859,080)	$(20,361)	$311,118

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392
Adoption of ASC 842	—	—	—	96	—	96
Dividends on common stock ($0.15 per share)	—	—	—	(8,158)	—	(8,158)
Share-based compensation	—	—	1,119	—	—	1,119
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(6,622)	(6,622)
Net loss	—	—	—	(18,508)	—	(18,508)
March 31, 2019	53,630,204	$536	$1,185,251	$(727,193)	$(19,275)	$439,319

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Operating activities:
Net loss	$(20,215)	$(18,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on real estate and mortgage loans	(1,533)	(8,777)
Depreciation and amortization	20,366	22,385
Impairment	235	1,020
Share-based compensation	1,487	1,119
Amortization of deferred financing costs	1,375	1,242
Casualty losses	287	393
Insurance recoveries	(63)	(527)
Change in fair value of interest rate cap derivatives in profit or loss	1,368	987
Changes in operating assets and liabilities:
Accounts receivable	88	2,131
Deferred leasing costs	(806)	(682)
Prepaid expenses and other assets	(1,000)	438
Accounts payable and accrued liabilities	(3,656)	(8,951)
Payable to AAMC	(874)	(257)
Net cash used in operating activities	(2,941)	(7,987)
Investing activities:
Investment in real estate	(543)	(1,830)
Investment in renovations	(8,263)	(6,615)
Payment of real estate tax advances	—	(26)
Proceeds from mortgage loan resolutions and dispositions	—	451
Receipt of mortgage loan payments	—	77
Proceeds from dispositions of real estate	15,025	114,905
Proceeds from casualty insurance	63	1,539
Net cash provided by investing activities	6,282	108,501
Financing activities:
Proceeds from exercise of stock options	86	—
Payment of tax withholdings on share-based compensation plan awards	(21)	—
Shares withheld for taxes upon vesting of restricted stock	(768)	—
Dividends on common stock	(8,148)	(8,045)
Proceeds from repurchase and loan agreements	8,102	21,788
Repayments of repurchase and loan agreements	(15,867)	(112,856)
Payment of financing costs	(374)	(414)
Principal repayments of finance leases	(265)	(175)
Net cash (used in) provided by financing activities	(17,255)	(99,702)
Net change in cash, cash equivalents and restricted cash	(13,914)	812
Cash, cash equivalents and restricted cash as of beginning of the period	78,009	81,160
Cash, cash equivalents and restricted cash as of end of the period	$64,095	$81,972

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Three months ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$17,266	$19,939

Non-cash transactions:
Transfer of mortgage loans to real estate owned, net	$—	$3,376
Changes in accrued capital expenditures	(273)	(2,025)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	—	586
Changes in receivables from real estate owned dispositions	(2,144)	10,364
Change in other comprehensive loss from cash flow hedges	(447)	(6,622)
Right-of-use lease assets recognized - operating leases	—	1,365
Right-of-use lease assets recognized - finance leases	226	893
Operating lease liabilities incurred	—	1,365
Finance lease liabilities incurred	226	893
Dividends declared but not paid	814	8,158

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
March 31, 2020
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

As of March 31, 2020, we had a core rental portfolio of 14,533 homes. In addition, we had 124 rental homes that are identified for future sale, and we had a small portfolio of non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to manage REO and certain other properties. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

We are managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). AAMC provides us with dedicated personnel to administer certain aspects of our business and perform certain of our corporate governance functions. AAMC also provides oversight of our acquisition and management of SFR properties and the ongoing management of our remaining REO properties. See Note 8 for a description of this related-party relationship.

On February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. The Front Yard Board of Directors unanimously approved the merger agreement and recommended that Front Yard shareholders vote in favor of it at a Special Meeting of Stockholders scheduled for April 27, 2020. The parties ultimately determined that it was not feasible to proceed with the transaction, and on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement, and provide the Company with a $20 million committed Non-Negotiable Promissory Note. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to Note 14, “Subsequent Events” of these interim condensed consolidated financial statements.

Basis of presentation and use of estimates

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All wholly owned subsidiaries are included, and all intercompany accounts and transactions have been eliminated.

The unaudited interim condensed consolidated financial statements and accompanying unaudited condensed consolidated financial information, in our opinion, contain all adjustments that are of a normal recurring nature and are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. The interim results are not necessarily indicative of results for a full year. We have omitted certain notes and other information from the interim condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. These condensed consolidated financial statements should be read in conjunction with our annual consolidated financial statements included within our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2020.

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

Recently issued accounting standards

Adoption of recent accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets held at amortized cost. The amendment is intended to address the issue that the previous “incurred loss” methodology was restrictive for an entity's ability to record credit losses based on not yet meeting the “probable” threshold. The new language requires these assets to be valued at amortized cost presented at the net amount expected to be collected with a valuation provision. This ASU is effective for fiscal years beginning after December 15, 2019. The amendments in ASU 2016-13 should be applied on a modified retrospective transition basis. We adopted this standard on January 1, 2020, and our adoption of this standard did not have a material impact on our consolidated financial statements because the standard, as amended, excludes receivables arising from operating leases, which represent the majority of our receivables.

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

2. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions

During the three months ended March 31, 2020 and 2019, we acquired 4 and 14 SFR properties, respectively, for an aggregate purchase price of $0.5 million and $1.8 million, respectively.

Real estate dispositions

During the three months ended March 31, 2020 and 2019, we sold 82 and 576 properties, respectively. Net proceeds of these sales were $12.9 million and $125.3 million, respectively.

Mortgage loans

Mortgage loan dispositions and resolutions

On October 7, 2019, we sold the last of our remaining mortgage loans. During the three months ended March 31, 2019, we resolved 8 mortgage loans, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $1.1 million.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three months ended March 31,
	2020	2019
Conversion of mortgage loans to REO, net	$—	$615
Change in fair value of mortgage loans, net	—	116
Net realized gain on mortgage loans	—	523
Net realized gain on sales of real estate	1,533	7,523
Net gain on real estate and mortgage loans	$1,533	$8,777

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

March 31, 2020	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	14,010	—	14,010
Listed and ready for rent	234	—	234
Unit turn	205	—	205
Renovation	84	—	84
Total rental properties	14,533
Previous rentals identified for sale	76	48	124
Legacy REO	7	6	13
	14,616	54	14,670
December 31, 2019
Rental Properties:
Leased	13,711	—	13,711
Listed and ready for rent	371	—	371
Unit turn	369	—	369
Renovation	94	—	94
Total rental properties	14,545
Previous rentals identified for sale	94	87	181
Legacy REO	10	12	22
	14,649	99	14,748

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment of real estate

During the three months ended March 31, 2020 and 2019, we recognized $0.2 million and $1.0 million, respectively, of impairment on our real estate assets held for sale.

4. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
March 31, 2020
Recurring basis (assets)
Interest rate cap derivatives (1)	$254	$—	$254	$—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,637,466	—	1,646,272	—

December 31, 2019
Recurring basis (assets)
Interest rate cap derivatives (1)	$2,070	$—	$2,070	$—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,644,230	—	1,653,720	—
_____________

(1)	Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the three months ended March 31, 2020 or during the year ended December 31, 2019.

The fair value of our interest rate cap derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

On October 7, 2019, we sold the last of our remaining mortgage loans. The following table sets forth the changes in our Level 3 assets, which consisted solely of mortgage loans at fair value, during the period indicated ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2019
Mortgage loans at fair value based on Level 3 inputs, beginning balance	$8,072
Net gain on mortgage loans	1,240
Mortgage loan dispositions, resolutions and payments	(1,100)
Real estate tax advances to borrowers	12
Transfer of mortgage loans to real estate owned, net	(3,376)
Mortgage loans at fair value based on Level 3 inputs, ending balance	$4,848

Change in unrealized gain on mortgage loans at fair value based on Level 3 inputs held at the end of the period	$2

5. Borrowings

Our operating partnership and certain of its Delaware statutory trust and/or limited liability company subsidiaries, as applicable, have entered into master repurchase agreements and loan agreements to finance the acquisition and ownership of the SFR properties and other REO properties in our portfolio. We have effective control of the assets associated with these agreements and therefore have concluded these are financing arrangements.

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of March 31, 2020, the average annualized interest rate on borrowings under our repurchase and loan agreements was 3.67%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
March 31, 2020
CS Repurchase Agreement	5/15/2020	(1)	1-month LIBOR + 2.30%		$101,569	$250,000	$148,431	$107,139
Nomura Loan Agreement	5/3/2020	(2)	1-month LIBOR + 2.30%		33,340	250,000	216,660	37,748
HOME II Loan Agreement	11/9/2020	(3)	1-month LIBOR + 2.10%	(4)	83,270	83,270	—	97,528
HOME III Loan Agreement	11/9/2020	(3)	1-month LIBOR + 2.10%	(4)	89,150	89,150	—	108,109
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	140,922
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	141,707
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	110,325
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	570,918
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(5)	504,986	504,986	—	591,928
					1,649,588	$2,014,679	$365,091	$1,906,324
Less: unamortized loan discounts					(3,316)
Less: deferred debt issuance costs					(8,806)
					$1,637,466
December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________

(1)	On April 30, 2020, we renewed the CS Repurchase Agreement until June 30, 2020 with an interest rate of 5.00% plus 1-Month LIBOR.

(2)	On May 1, 2020, we refinanced the assets serving as collateral under the Nomura Loan Agreement under the CS Repurchase Agreement, and the Nomura Loan Agreement was terminated and repaid in full.

(3)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019.

(4)	The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 10.

(5)	The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 10.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse AG (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on several occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries will sell to the lender equity interests in the Delaware statutory trust subsidiary that owns the applicable underlying REO assets on our behalf. We may be required to repay a portion of the amounts outstanding under the CS Repurchase Agreement should the loan-to-value ratio of the funded collateral decline. The price paid by the lender for each REO asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of the REO asset. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize any of our repurchase facilities with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

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

The Nomura Loan Agreement contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, certain material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Nomura Loan Agreement and the liquidation by Nomura of the SFR and REO properties then subject thereto. The Nomura Loan Agreement is fully guaranteed by us. On May 1, 2020, we refinanced the assets serving as collateral under the Nomura Loan Agreement under the CS Repurchase Agreement and the Nomura Loan Agreement was terminated and repaid in full.

Seller Financing Arrangements

We have entered into the following facilities, each of which were initially seller financing arrangements:

•
In connection with the seller financing related to an acquisition of SFR properties on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), entered into the HOME II Loan Agreement with entities sponsored by Amherst Holdings, LLC (“Amherst”). On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $1.1 million and $0.6 million in escrow for future payments of property taxes and repairs and maintenance as of March 31, 2020 and December 31, 2019, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,262 SFR properties. In connection with the MS Loan Agreement, we maintained $6.4 million and $4.9 million in escrow for future payments of property taxes, insurance, HOA dues and repairs and maintenance as of March 31, 2020 and December 31, 2019, respectively.

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

Reliance on financing arrangements

Our business model relies to a significant degree on both short-term financing and longer duration asset-backed financing arrangements, and we generally do not carry sufficient liquid funds to retire any of our short-term obligations upon their maturity. Prior to or upon such short-term maturities, management generally expects to (1) refinance the remaining outstanding short-term facilities, obtain additional financing or replace the short-term facilities with longer-term facilities and (2) continue to liquidate certain non-core real estate assets, which will generate cash to reduce the related financing. We are in continuous dialogue with our lenders, and we are currently not aware of any circumstances that would adversely affect our ability to complete such refinancings. We believe we will be successful in our efforts to refinance or obtain additional financing based on our recent success in renewing our outstanding facilities and obtaining additional financing with new counterparties and our ongoing relationships with lenders.

6. Leases

Front Yard as Lessor

Our primary business is to lease single-family homes to families throughout the United States. Our leases to tenants generally have a term of one year with potential extensions, including month-to-month leases after the initial term. These leases are classified as operating leases.

Future contractual rents for the 14,010 properties that were leased as of March 31, 2020 are as follows ($ in thousands):

2020 (1)	$97,459
2021	13,498
2022	563
2023	12
2024	—
Thereafter	—
$111,532
_____________

(1)	Excludes the three months ended March 31, 2020.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

We lease office space under various operating leases. As of March 31, 2020 and December 31, 2019, we applied a weighted average discount rate of 4.72% and 4.70%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 1.7 years and 1.9 years as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, our operating leases resulted in rent expense related to long-term leases of $0.2 million and $0.1 million, respectively, which is allocated amongst residential property operating expenses, property management expenses and general and administrative expenses. At March 31, 2020 and December 31, 2019, we had operating lease right-of-use assets of $0.8 million and $0.9 million, respectively.

The following table presents our future lease obligations under our operating leases as of March 31, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$519
2021	218
2022	80
2023	—
2024	—
Thereafter	—
Total lease payments	817
Less: interest	31
Lease liabilities	$786
_____________

(1)	Excludes the three months ended March 31, 2020.

Finance Leases

We lease vehicles under a master finance lease arrangement. At March 31, 2020 and December 31, 2019, the weighted average discount rate applied to our vehicle leases was 7.69% and 6.87% respectively, based on the rates implied in the individual lease agreements. The weighted average remaining lease term was 3.6 years and 3.7 years as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, our finance leases resulted in $0.2 million and $0.1 million, respectively, of amortization of our lease right-of-use assets, which is allocated amongst residential property operating expense, property management expenses and general and administrative expenses. At March 31, 2020 and December 31, 2019, we had finance lease right-of-use assets of $2.8 million and $2.9 million, respectively.

The following table presents our future lease obligations under our finance leases as of March 31, 2020 ($ in thousands):

Finance Lease Liabilities
2020 (1)	$995
2021	849
2022	315
2023	83
2024	13
Thereafter	—
Total lease payments	2,255
Less: interest	194
Lease liabilities	$2,061
_____________

(1)	Excludes the three months ended March 31, 2020.

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe the matters to which we were party as of March 31, 2020 will not have a materially adverse effect on our financial position or results of operations upon resolution.

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

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our employees, tenants, lenders and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

8. Related-Party Transactions

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

Expenses and Expense Budget

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, certain specified employees who provide direct property management services to Front Yard. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse AAMC for such reasonable costs and expenses.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended March 31,
	2020	2019
Base management fees (1)	$3,584	$3,546
Conversion fees (1)	—	29
Expense reimbursements (2)	368	328
______________

(1)	Included in management fees to AAMC in the condensed consolidated statements of operations.

(2)	Included in general and administrative expenses in the condensed consolidated statements of operations.

9. Share-Based Payments

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

We recorded $1.5 million and $1.1 million of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had $3.2 million and $4.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under the Equity Incentive Plan to be recognized over a weighted average remaining estimated term of 0.9 years and 1.0 year, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of March 31, 2020, options to purchase an aggregate of 4,583 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. The interest rate caps we currently hold have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that $6.1 million will be reclassified to interest expense.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three months ended March 31, 2020 or 2019.

The table below summarizes our interest rate cap instruments as of March 31, 2020 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets ($ in thousands)

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$254	$2,070
Total		$254	$2,070

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations ($ in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended March 31,			Three Months ended March 31,		Three Months ended March 31,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,815)	$(7,609)	Interest expense	$(1,368)	$(987)	$19,496	$21,510

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through March 31, 2020, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of March 31, 2020 and 2019, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three months ended March 31, 2020 and 2019.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended March 31,
	2020	2019
Numerator
Net loss	$(20,215)	$(18,508)

Denominator
Weighted average common stock outstanding – basic	53,943,434	53,630,204
Weighted average common stock outstanding – diluted	53,943,434	53,630,204

Loss per basic common share	$(0.37)	$(0.35)
Loss per diluted common share	$(0.37)	$(0.35)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended March 31,
	2020	2019
Denominator (in weighted-average shares)
Stock options	99,377	47,949
Restricted stock	820,539	321,637

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

14. Subsequent Events

Management has evaluated the impact of all events subsequent to March 31, 2020 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements, except as follows:

As described below, on May 4, 2020, we entered into a Termination and Settlement Agreement (as described below) with certain affiliates of Amherst Residential LLC (“Amherst”) to terminate that certain Agreement and Plan of Merger, dated as of February 17, 2020 (the “Merger Agreement”), by and among the Company, BAF Holdings, LLC (“Parent”) and BAF Sub, LLC, a wholly-owned subsidiary of Parent (“Merger Sub”). As contemplated by the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of our common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement (as described below), and provide the Company with a $20 million committed Non-Negotiable Promissory Note (as described below).

Termination and Settlement Agreement

On May 4, 2020, Front Yard entered into a Termination and Settlement Agreement (the “Termination and Settlement Agreement”), by and among the Company, Parent, Merger Sub, and the Purchaser, pursuant to which, among other things,

Parent paid $25 million in cash (the “Settlement Payment”) to the Company on May 4, 2020, and the Merger Agreement was terminated by mutual written consent of the Company and Parent, effective upon receipt by the Company of the full amount of the Settlement Payment. Under the Termination and Settlement Agreement, the parties agreed to release each other from all claims and actions arising out of or related to the Merger Agreement, the Equity Commitment Letter, the Limited Guarantee, the Debt Commitment Letter, and the Voting Agreements (as such terms were defined in the Merger Agreement) or the transactions or payments contemplated by any of the foregoing.

Investment Agreement

On May 4, 2020, in connection with the Termination and Settlement Agreement, we entered into an Investment Agreement (the “Investment Agreement”) by and between the Company and Amherst Single Family Residential Partners VI LP (the “Purchaser”), an affiliate of Amherst, pursuant to which, among other things, the Company agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase, 4.4 million shares of Front Yard common stock (the “Acquired Shares”) from the Company at a price of $12.50 per share for an aggregate cash purchase price of $55 million (the “Purchase Price”). The closing of the transaction is scheduled to occur as promptly as practicable and no later than May 19, 2020. The Purchaser has also agreed to a customary standstill for a two-year period and a restriction on transferring the Acquired Shares for one year (other than to permitted transferees). Beginning on the first anniversary of the closing date, the Purchaser will be entitled to transfer up to 1.1 million of the Acquired Shares per quarter on a cumulative basis.

Promissory Note

On May 4, 2020, in connection with the Termination and Settlement Agreement, we also entered into a Non-Negotiable Promissory Note (the “Promissory Note”) by and between Front Yard and Amherst SFRP VI REIT, LLC (the “Amherst Noteholder”), pursuant to which, among other things, the Amherst Noteholder committed to make advances from time to time to Front Yard in an aggregate principal amount of up to $20 million.

The Promissory Note matures on May 4, 2022, and the outstanding principal balance thereof bears interest at LIBOR plus 5.00% per annum. Advances under the Promissory Note are available in multiple draws with minimum draw increments of $500,000, subject to prior written notice and absence of an event of default. Amounts under the Promissory Note can be repaid at any time and from time to time, without premium or penalty, and amounts repaid may be reborrowed.

The Promissory Note contains a limited set of customary representations and warranties, covenants and events of default, and does not contain any financial covenants.

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

Our strategy is to build long-term stockholder value through the efficient management and continued growth of our portfolio of SFR homes, which we target to operate at an attractive yield. We believe there is a compelling opportunity in the SFR market, and we believe that we have implemented the right strategic plan to capitalize on the sustained growth in SFR demand. By being in the affordable SFR space, we provide a viable solution for the underserved affordable, working-class housing market by giving an important alternative to families who cannot afford or do not want to own their home. We target the moderately priced single-family home market that, in our view, offers attractive yield opportunities and one of the best-available avenues for growth.

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

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which AAMC was our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. On May 7, 2019, we entered into an amended and restated asset management agreement (the “Amended AMA”), under which AAMC is our exclusive asset manager for an initial term of five years. For further details of these asset management agreements, refer to Item 1 - Financial Statements (Unaudited) - Note 8, “Related-Party Transactions.”

Management Overview

On February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. The Front Yard Board of Directors unanimously approved the merger agreement and recommended that Front Yard shareholders vote in favor of it at a Special Meeting of Stockholders scheduled for April 27, 2020. The parties ultimately determined that it was not feasible to proceed with the transaction, and on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement, and provide the Company with a $20 million committed Non-Negotiable Promissory Note. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to Note 14, “Subsequent Events” of the interim condensed consolidated financial statements.

During the first quarter of 2020, we continued to improve the operating efficiency of our internal property management platform, and we have seen significant improvements in occupancy levels, collections of overdue rent balances and unit turn timelines, all of which has translated into improved operating metrics during the first quarter of 2020 despite the COVID-19 pandemic. During this time of crisis, we continue to be highly committed to our residents, employees and the communities which we serve.

We have also continued to target optimized performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. During the quarter ended March 31, 2020, we sold 73 non-core rental homes on an individual basis, and we have identified 124 non-core rental properties for sale as of March 31, 2020. We also disposed of 9 non-rental REO properties, and we had 13 non-rental REO properties remaining to be sold as of March 31, 2020. We believe these non-core asset sales will allow us to improve our operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as we determine will best serve our stockholders.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our employees, tenants, lenders and the economy as a whole could be, and could continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance. However, to date, we have seen little impact on our ability to operate effectively or on our expected cash flows due to COVID-19.

We are aware that the pandemic may impact our residents both financially and emotionally. We are highly committed to working with our residents to ease concerns and, where necessary, we have been proactively established mutually beneficial payment options to assist our residents through this difficult time. Our collections for April 2020 were only slightly below our previous months’ average collection rates; however, the impact on future months is difficult to predict.

We remain committed to the safety of our employees across the country who are providing a quality rental experience for our families. We had previously implemented a robust technology platform to enable us to seamlessly transition to a remote workplace while providing our field employees with necessary personal protective equipment to continue to provide essential services to our residents. We continue to utilize our extensive internal maintenance team and vendor network, where appropriate, to maintain our homes while practicing social distancing and safety during visits. We are proud of the quality of service, focus and dedication our employees have demonstrated during this unprecedented time, and we appreciate the concern they have shown for our residents.

In addition, demand for a safe and clean home is at a premium to help ease the emotional stress of the pandemic. Our occupancy continues to be strong with 97.0% of stabilized properties leased as of March 31, 2020 and increased further to 97.7% as of April 30, 2020.

We believe that our business model is resilient and that we are well positioned to endure the COVID-19 pandemic.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
March 31, 2020	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	14,010	—	14,010	—	14,010
Listed and ready for rent	227	7	234	—	234
Unit turn	205	—	205	—	205
Renovation	—	84	84	—	84
Total rental portfolio	14,442	91	14,533
Previous rentals identified for sale	—	76	76	48	124
Legacy REO	—	7	7	6	13
	14,442	174	14,616	54	14,670
December 31, 2019
Rental properties:
Leased	13,711	—	13,711	—	13,711
Listed and ready for rent	357	14	371	—	371
Unit turn	369	—	369	—	369
Renovation	—	94	94	—	94
Total rental portfolio	14,437	108	14,545
Previous rentals identified for sale	—	94	94	87	181
Legacy REO	—	10	10	12	22
	14,437	212	14,649	99	14,748

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At March 31, 2020, 97.0% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of March 31, 2020 ($ in thousands):

State	Number of Properties	Carrying Value (1)	Average Age in Years
Georgia	4,377	$471,229	37
Florida	2,083	301,994	41
Texas	1,929	273,822	30
Tennessee	1,468	202,539	25
North Carolina	867	113,948	27
Alabama	720	79,644	43
Indiana	664	81,653	25
Minnesota	623	106,176	79
Missouri	484	67,665	43
Oklahoma	305	42,471	29
All other rentals	1,013	147,182	36
Total rental portfolio	14,533	1,888,323	37
Rental properties held for sale	48	6,622	54
Previous rentals identified for sale	76	8,825	49
Legacy REO	13	3,739	56
Total	14,670	$1,907,509	37
_____________

(1)
The carrying value of an asset held for use is based on historical cost, plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended March 31,
	2020	2019
Beginning count of real estate assets	14,748	15,445
Acquisitions	4	14
Dispositions	(82)	(576)
Other additions	—	2
Ending count of real estate assets	14,670	14,885

For further information regarding our real estate acquisition and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Mortgage Loan Assets

We liquidated the last of our remaining mortgage loans during the fourth quarter of 2019.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

Three months ended March 31, 2019
Mortgage Loans at Fair Value
Beginning	74
Resolutions and dispositions	(8)
Ending	66

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,780 per home for the 14,010 stabilized properties that were leased at March 31, 2020.

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

vi.
Mortgage loan servicing costs. Mortgage loan servicing costs were primarily for servicing fees, foreclosure fees and advances of residential property insurance. Due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019, we do not expect to incur mortgage loan servicing costs in future periods.

vii.	Interest expense. Interest expense consists of the costs to borrow money in connection with our debt financing of our portfolios.

viii.	Share-based compensation. Share-based compensation is a non-cash expense related to the restricted stock units and stock options issued pursuant to our authorized share-based compensation plans.

ix.
General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including compensation and benefits of certain employees. In addition, general administrative expenses include expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and, beginning in January 2020, four specified employees who provide direct property management services to Front Yard as well as certain out-of-pocket expenses incurred by AAMC on our behalf.

x.
Management fees to AAMC. Under the Amended AMA, our management fees to AAMC include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon our performance and are subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019, the quarterly Base Management Fee under the Amended AMA is subject to a minimum of $3,584,000. Under the Former AMA, our management fees to AAMC included a base management fee and a conversion fee. The base management fee was calculated as a percentage of our average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period. For information regarding our management fees to AAMC, refer to Item 1 - Financial Statements (Unaudited) - Note 8, “Related-Party Transactions.”

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

Liquidation of Non-Core Assets

We continuously monitor the performance of our assets and expect to liquidate certain assets that no longer meet our investment criteria, including certain rental properties in sub-scale markets or that do not generate attractive returns and REO properties that do not meet our investment criteria. We generally sell real estate assets on an individual basis. We believe these non-core asset sales will allow us to improve our operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or to utilize the proceeds for such other purposes as we determine will best serve our stockholders.

Results of Operations

The following sets forth discussion of our results of operations for the three months ended March 31, 2020 versus the three months ended March 31, 2019. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Rental revenues

Rental revenues increased to $54.3 million for the three months ended March 31, 2020 compared to $52.6 million for the three months ended March 31, 2019. This increase is primarily attributable to improved occupancy, increased fee and other income, better collections and rent increases.

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

Residential property operating expenses

Residential property operating expenses increased to $18.9 million for the three months ended March 31, 2020 from $18.4 million for the three months ended March 31, 2019. This increase is primarily due to increases in property taxes and compensation expense related to increased headcount of repair and maintenance employees, partially offset by lower external vendor costs.

Our residential property operating expenses for occupied rental properties depends primarily on repair and maintenance expenditures, turnover costs, utility expenses on vacant properties, property taxes, insurance, and HOA dues. Our residential property operating expenses for vacant properties also includes utilities, property preservation and repairs and maintenance. With the internalization of our property management function, our residential property operating expenses will be dependent on our ability to control costs and perform unit turns and secure new tenants in a timely manner. Further, in periods when we are successful in growing our portfolio, we generally expect to incur increasing residential property operating expenses beginning in such periods.

Property management expenses

Property management expenses increased to $4.2 million for the three months ended March 31, 2020 from $3.7 million for the three months ended March 31, 2019. This increase is primarily due to increased headcount of property management and leasing employees.

Depreciation and amortization

We incurred $20.4 million and $22.4 million in depreciation and amortization for the three months ended March 31, 2020 and 2019, respectively. This decrease is primarily due to reduced amortization of lease-in-place intangible assets during 2020.

Generally, we expect to incur increasing depreciation and amortization if and when we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties. Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions and will vary depending upon our acquisition activity. We recognized $0.3 million of lease-in-place intangible asset amortization for the three months ended March 31, 2020 compared to $2.5 million for the three months ended March 31, 2019.

Acquisition and integration costs

We incurred $0.1 million of acquisition and integration costs for the three months ended March 31, 2020 compared to $2.2 million for the three months ended March 31, 2019. The decrease is primarily driven by non-recurring costs in the first quarter of 2019 associated with the internalization of the property management function that began in the third quarter of 2018.

Impairment

We recognized $0.2 million of impairment on our real estate assets for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019. These declines are primarily driven by the reduction in the remaining non-rental REO in our portfolio.

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

Mortgage loan servicing costs

We incurred no mortgage loan servicing costs for the three months ended March 31, 2020 due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019. We incurred mortgage loan servicing costs of $0.4 million for the three months ended March 31, 2019. We incurred mortgage loan servicing and foreclosure costs as our mortgage loan servicers provided servicing for our loans and paid for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. We do not expect to incur mortgage loan servicing costs in future periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense decreased to $19.5 million for the three months ended March 31, 2020 from $21.5 million for the three months ended March 31, 2019. The decrease was driven by decreased average borrowings under our repurchase and loan agreements as well as decreases in the floating component of our contractual interest rates on certain of our debt. Interest expense also includes non-cash interest expense related to our interest rate cap derivatives, which was $1.4 million for the three months ended March 31, 2020 compared to $1.0 million for the three months ended March 31, 2019.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $1.5 million for the three months ended March 31, 2020 compared to $1.1 million for the three months ended March 31, 2019. This increase is primarily due to additional grants of restricted stock units to certain of our employees and employees of AAMC, partially offset by the vesting of prior grants of restricted stock units.

General and administrative expenses

General and administrative expenses increased to $7.6 million for the three months ended March 31, 2020 from $5.8 million for the three months ended March 31, 2019. The increase was driven by legal and professional fees associated with the Merger and certain incremental support costs associated with growth in the property management function that we internalized on August 8, 2018.

Management fees

We incurred base management fees to AAMC of $3.6 million during the three months ended March 31, 2020 compared to $3.5 million during the three months ended March 31, 2019, respectively. The increase in base management fees is primarily driven by the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019. Due to our entry into the Amended AMA, we expect that the management fees will increase over time but at a lower rate as we grow SFR properties in our portfolio.

Under the Amended AMA, we no longer pay conversion fees to AAMC. During the three months ended March 31, 2019, we incurred conversion fees to AAMC $29,000. Conversion fees have fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three months ended March 31, 2020 and 2019 ($ in thousands):

	Three months ended March 31,
	2020	2019
Conversion of mortgage loans to REO, net	$—	$615
Change in fair value of mortgage loans, net	—	116
Net realized gain on mortgage loans	—	523
Net realized gain on sales of real estate	1,533	7,523
Net gain on real estate and mortgage loans	$1,533	$8,777

Due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019, we no longer expect to recognize unrealized gains on conversion of mortgage loans to REO, changes in the fair value of mortgage loans or realized gains or losses on mortgage loans.

The reduction in net realized gain on sales of real estate is primarily driven by a reduction in the number of properties sold. We sold 82 properties during the three months ended March 31, 2020 compared to 576 properties during the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $32.3 million compared to $43.7 million as of December 31, 2019. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements). We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, cash generated from our rental portfolio and liquidations of non-core assets. We expect that our existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. Based on our current borrowing capacity, leverage ratio and anticipated additional debt financing transactions, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental portfolio, funding distributions to our stockholders (if any), paying fees to AAMC under the AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

As previously discussed, on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement, and provide the Company with a $20 million committed Non-Negotiable Promissory Note. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to Note 14, “Subsequent Events” of the interim condensed consolidated financial statements.

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of March 31, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
March 31, 2020
CS Repurchase Agreement	5/15/2020	(1)	1-month LIBOR + 2.30%		$101,569	$250,000	$148,431	$107,139
Nomura Loan Agreement	5/3/2020	(2)	1-month LIBOR + 2.30%		33,340	250,000	216,660	37,748
HOME II Loan Agreement	11/9/2020	(3)	1-month LIBOR + 2.10%	(4)	83,270	83,270	—	97,528
HOME III Loan Agreement	11/9/2020	(3)	1-month LIBOR + 2.10%	(4)	89,150	89,150	—	108,109
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	140,922
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	141,707
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	110,325
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	570,918
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(5)	504,986	504,986	—	591,928
					1,649,588	$2,014,679	$365,091	$1,906,324
Less: unamortized loan discounts					(3,316)
Less: deferred debt issuance costs					(8,806)
					$1,637,466
December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/5/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________

(1)	On April 30, 2020, we renewed the CS Repurchase Agreement until June 30, 2020 with an interest rate of 5% plus 1-Month LIBOR.

(2)	On May 1, 2020, we refinanced the assets serving as collateral under the Nomura Loan Agreement under the CS Repurchase Agreement, and the Nomura Loan Agreement was terminated and repaid in full.

(3)	Represents initial maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019.

(4)	The interest rate is capped at 4.40% under an interest rate cap derivative.

(5)	The interest rate is capped at 4.30% under an interest rate cap derivative.

For a discussion of additional details regarding the above repurchase and loan agreements, see Item 1 - Financial Statements (Unaudited) - Note 5, “Borrowings” to our interim condensed consolidated financial statements.

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

Advance Rates

As amended, the CS Repurchase Agreement and the Nomura Loan Agreement provide for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our mortgage loans, REO and SFR properties currently range from 55% to 78% of the discounted value of the underlying asset as described below. Our overall advance rate under the CS Repurchase Agreement and the Nomura Loan Agreement was 64.8% of estimated fair value at March 31, 2020 compared to 65.9% as of December 31, 2019. The advance rate of the CS and Nomura agreements will vary from period to period dependent upon the value of assets that serve as collateral thereunder. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under these agreements, the haircut ranges from 0% to 15%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement increased to 8.2% of the estimated fair value (based on BPOs) of such assets at March 31, 2020 from 8.0% at December 31, 2019. The haircut applied will vary from period to period dependent upon the assets that serve as collateral under the CS Loan Agreement. Under these agreements, if the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

Effective April 5, 2019, a haircut was no longer applied to the estimated fair value of stabilized assets serving as collateral under the Nomura Loan Agreement. On May 1, 2020, we refinanced the assets serving as collateral under the Nomura Loan Agreement under the CS Repurchase Agreement, and the Nomura Loan Agreement was terminated and repaid in full.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2019 to March 31, 2020 is primarily due to reductions of debt upon the liquidation of non-core property sales.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019 ($ in thousands):

	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Balance at end of period	$1,649,588	$1,657,352	$1,647,979
Maximum month end balance outstanding during the period	1,657,596	1,660,381	1,743,383
Weighted average quarterly balance	1,655,343	1,645,609	1,687,266
Amount of available funding at end of period	365,091	357,327	366,700

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At March 31, 2020, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

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

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(2,941)	$(7,987)
Net cash provided by investing activities	6,282	108,501
Net cash used in by financing activities	(17,255)	(99,702)
Net change in cash, cash equivalents and restricted cash	$(13,914)	$812

Net cash used in operating activities for the three months ended March 31, 2020 consisted primarily of net payments made for operating assets and liabilities, partially offset by rental revenues in excess of cash operating expenses. Net cash used in operating activities for the three months ended March 31, 2019 consisted primarily of cash operating expenses in excess of revenues.

Net cash provided by investing activities for the three months ended March 31, 2020 and 2019 consisted primarily of proceeds from dispositions of real estate, partially offset by investments in real estate and renovations.

Net cash used in financing activities for the three months ended March 31, 2020 and 2019 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

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

For additional details on our critical accounting judgments, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

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

Interest Rate Risk

We are exposed to interest rate risk from our debt financing activities. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates may affect our interest expense related to the funding of our real estate portfolios.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At March 31, 2020, we had $134.9 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.4 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $809.0 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $8.1 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

For a description of the Company’s legal proceedings, refer to Item 1 - Financial Statements (Unaudited) - Note 7, “Commitments and Contingencies” of the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors since December 31, 2019 except as provided below. For information regarding our risk factors, you should carefully consider the risk factors discussed in “Item 1A. Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

The COVID-19 pandemic and the measures to prevent its spread have, and could continue to have, and any other global outbreaks of pandemic disease could have, a material adverse effect on our business, results of operations, and financial condition.

The COVID-19 pandemic has materially adversely impacted regional and global economies and financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 continue to be identified in the United States, governmental authorities, including in many states where we own properties and where our offices are located, have reacted by instituting measures to prevent its spread, including quarantines, social distancing mandates, restrictions on travel and “shelter-in-place” rules. In addition, some states have limited business operations to those businesses carrying out essential services. While we have a diverse tenant population and many of our tenants work in industries that are deemed essential services, certain state or other orders have prohibited certain activities, which has and may continue to have an adverse impact on certain tenants' financial condition. These adverse economic conditions resulting from the COVID-19 pandemic, particularly any downturns in the geographic areas in which we operate, may impact our ability to serve our tenants or require us to offer rental concessions. In addition, a number of state, local, federal and industry-initiated efforts have also affected our ability to collect rent or enforce remedies for the failure to pay rent. These restrictions and initiatives have impaired our ability to collect rent, which has adversely affected our business to date and may continue to do so in the future. We cannot predict if additional states will implement similar restrictions or initiatives, when restrictions and initiatives currently in place will expire, if additional restrictions or initiatives will be imposed, or if these or other restrictions or initiatives will be imposed in the future and the impact on our business of any such restrictions or initiatives.

In addition, in response to an executive orders issued by Governors of the states in which we hold offices, many of our employees are currently working remotely. The effects of the executive orders, including an extended period of remote work arrangements, could create increased vulnerability to cybersecurity breaches or incidents involving us or our third-party vendors, which could disrupt our business; compromise confidential information of ours and third parties, including our tenants; damage our reputation; subject us to liability claims or regulatory penalties; and could have an adverse effect on our business, financial condition and results of operations. In addition, we depend upon the performance of our property management team to effectively manage our properties. Remote work arrangements and other effects of the COVID-19 pandemic could impair our and property management team's ability to effectively manage our properties, which could also adversely impact our business and results of operations.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition and results of operations due to, among other factors:

•
the reduced economic activity impacting our tenants' businesses and employers, which may have a material adverse effect on our tenant's financial condition and liquidity and may cause a portion of our tenants to be unable to pay their rent to us in full, or at all, or to otherwise seek rental concessions or modifications of their rent obligations;

•	difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases;

•
reduced economic activity that could result in a prolonged recession, which could negatively impact the real estate industry, resulting in declining demand for real estate, which may affect our ability to sell any of our properties at a profit, or at all, in the future;

•	the general decline in business activity and demand for real estate transactions, which has adversely affected, and is likely to continue affecting, our ability to acquire additional properties;

•	the negative effects of the COVID-19 pandemic could impair our ability to make distributions to our stockholders;

•
any inability to comply with covenants under our debt agreements, which could result in a default under the applicable debt agreement and could trigger a cross-default under other indebtedness, which could cause an acceleration of our indebtedness or negatively impact our ability to incur additional indebtedness;

•	any impairment in value of our tangible or intangible assets, which could be recorded as a result of a weaker economic conditions; and

•
the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

The extent to which the COVID-19 pandemic impacts, and will continue to impact, our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes our ability to predict the full adverse impact of the COVID-19 pandemic. If we are unable to respond and manage the impact of these events, our business, financial condition and results of operations may continue to be adversely affected.

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

Front Yard Residential Corporation
Date:	May 11, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer