Form 10-Q
period 2020-06-30
Front Yard Residential Corp
filed 2020-08-10
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
5100 Tamarind Reef
Christiansted, U.S. Virgin Islands 00820
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

As of August 3, 2020, 58,747,146 shares of our common stock were outstanding.

Front Yard Residential Corporation
June 30, 2020

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•our ability to implement our business strategy;
•our ability to make distributions to our stockholders;
•the potential for the COVID-19 pandemic to adversely affect our business, financial position, operations, business prospects, customers, employees and third-party service providers;
•the effect of the termination of the Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”) on our relationships with our customers, financing sources, third-party service providers, operating results and business generally;
•the impact of the costs of the merger transaction that were borne by the Company despite the merger transaction being terminated;
•the effect of management’s attention being diverted from our ongoing business operations and costs associated with shareholder activism;
•the impact of defending any litigation;
•our ability to successfully implement our strategic initiatives and achieve their anticipated impact;
•our ability to acquire single-family rental assets for our portfolio, including difficulties in identifying assets to acquire;
•the impact of changes to the supply of, value of and the returns on single-family rental assets;
•our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;
•our ability to successfully operate HavenBrook Partners, LLC (“HavenBrook”) as a property manager and perform property management services for our single-family rental assets at the standard and/or the cost that we anticipate;
•our ability to predict our costs;
•our ability to effectively compete with our competitors;
•our ability to apply the proceeds from financing activities or non-rental real estate owned asset sales to target single-family rental assets in a timely manner;
•our ability to sell non-rental real estate owned properties on favorable terms and on a timely basis or at all;
•the failure to identify unforeseen expenses or material liabilities associated with asset acquisitions through the due diligence process prior to such acquisitions;
•changes in the market value of our single-family rental properties and real estate owned;
•changes in interest rates;
•our ability to obtain and access financing arrangements on favorable terms or at all;
•our ability to maintain adequate liquidity;
•risks related to our engagement of AAMC as our asset manager;
•the failure of our third party vendors to effectively perform their obligations under their respective agreements with us;
•our failure to maintain our qualification as a REIT;
•our failure to maintain our exemption from registration under the Investment Company Act;
•the impact of adverse real estate, mortgage or housing markets;
ii

•the impact of adverse legislative, regulatory or tax changes; and
•general economic and market conditions.

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

Part I
Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate held for use:
Land	$397,878	$398,840
Rental residential properties	1,718,513	1,707,043
Real estate owned	12,684	16,328
Total real estate held for use	2,129,075	2,122,211
Less: accumulated depreciation	(244,183)	(206,464)
Total real estate held for use, net	1,884,892	1,915,747
Real estate assets held for sale	4,699	14,395
Cash and cash equivalents	109,018	43,727
Restricted cash	31,994	34,282
Accounts receivable	5,199	9,235
Goodwill	13,376	13,376
Prepaid expenses and other assets	23,431	22,360
Total assets	$2,072,609	$2,053,122

Liabilities:
Repurchase and loan agreements	$1,629,283	$1,644,230
Accounts payable and accrued liabilities	67,309	64,619
Payable to AAMC	3,886	5,014
Total liabilities	1,700,478	1,713,863

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, 0.01 par value, 200,000,000 authorized shares; 58,747,146 shares issued and outstanding as of June 30, 2020 and 53,933,575 shares issued and outstanding as of December 31, 2019	587	539
Additional paid-in capital	1,245,493	1,189,236
Accumulated deficit	(855,085)	(830,602)
Accumulated other comprehensive loss	(18,864)	(19,914)
Total equity	372,131	339,259
Total liabilities and equity	$2,072,609	$2,053,122

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$55,128	$51,553	$109,456	$104,178
Total revenues	55,128	51,553	109,456	104,178
Expenses:
Residential property operating expenses	18,826	18,968	37,687	37,405
Property management expenses	3,627	3,538	7,798	7,213
Depreciation and amortization	20,242	19,936	40,608	42,321
Acquisition and integration costs	73	651	142	2,862
Impairment	654	1,576	889	2,596
Mortgage loan servicing costs	—	194	—	581
Interest expense	18,916	21,165	38,412	42,675
Share-based compensation	936	1,811	2,423	2,930
General and administrative	9,052	7,992	16,643	13,758
Management fees to AAMC	3,584	3,556	7,168	7,131
Total expenses	75,910	79,387	151,770	159,472
Net (loss) gain on real estate and mortgage loans	(163)	3,842	1,370	12,619
Operating loss	(20,945)	(23,992)	(40,944)	(42,675)
Casualty losses	(345)	(184)	(632)	(577)
Insurance recoveries	12	11	75	538
Other income (loss)	25,301	(846)	25,309	(797)
Net income (loss) before income taxes	4,023	(25,011)	(16,192)	(43,511)
Income tax expense	28	6	28	14
Net income (loss)	$3,995	$(25,017)	$(16,220)	$(43,525)

Earnings (loss) per share of common stock - basic:
Earnings (loss) per basic share	$0.07	$(0.47)	$(0.29)	$(0.81)
Weighted average common stock outstanding - basic	56,272,446	53,714,998	55,107,940	53,672,835
Earnings (loss) per share of common stock - diluted:
Earnings (loss) per diluted share	$0.07	$(0.47)	$(0.29)	$(0.81)
Weighted average common stock outstanding - diluted	56,796,936	53,714,998	55,107,940	53,672,835

Dividends declared per common share	$—	$0.15	$0.15	$0.30

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$3,995	$(25,017)	$(16,220)	$(43,525)

Other comprehensive income (loss):
Change in fair value of interest rate caps	104	(3,482)	(1,711)	(11,091)
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive income (loss)	1,393	1,248	2,761	2,235
Net other comprehensive income (loss)	1,497	(2,234)	1,050	(8,856)

Comprehensive income (loss)	$5,492	$(27,251)	$(15,170)	$(52,381)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2019	53,933,575	$539	$1,189,236	$(830,602)	$(19,914)	$339,259
Common shares issued under share-based compensation plans	243,089	3	62	—	—	65
Shares withheld for taxes upon vesting of restricted stock	(64,290)	(1)	(767)	—	—	(768)
Dividends on common stock ($0.15 per share)	—	—	—	(8,263)	—	(8,263)
Share-based compensation	—	—	1,487	—	—	1,487
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(447)	(447)
Net loss	—	—	—	(20,215)	—	(20,215)
March 31, 2020	54,112,374	541	1,190,018	(859,080)	(20,361)	311,118
Issuance of common stock, including shares under share-based compensation plans	4,693,383	47	54,953	—	—	55,000
Shares withheld for taxes upon vesting of restricted stock	(58,611)	(1)	(414)	—	—	(415)
Share-based compensation	—	—	936	—	—	936
Change in fair value of cash flow hedging derivatives in other comprehensive income	—	—	—	—	1,497	1,497
Net loss	—	—	—	3,995	—	3,995
June 30, 2020	58,747,146	$587	$1,245,493	$(855,085)	$(18,864)	$372,131

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

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(16,220)	$(43,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on real estate and mortgage loans	(1,370)	(12,619)
Depreciation and amortization	40,608	42,321
Impairment	889	2,596
Share-based compensation	2,423	2,930
Amortization of deferred financing costs	3,657	2,528
Casualty losses	632	577
Insurance recoveries	(75)	(538)
Change in fair value of interest rate cap derivatives in profit or loss	2,761	2,235
Changes in operating assets and liabilities:
Accounts receivable	859	2,630
Deferred leasing costs	(1,477)	(1,418)
Prepaid expenses and other assets	(2,913)	(30)
Accounts payable and accrued liabilities	3,366	(6,557)
Payable to AAMC	(1,128)	24
Net cash provided by (used in) operating activities	32,012	(8,846)
Investing activities:
Investment in real estate	(543)	(7,374)
Investment in renovations	(16,205)	(13,707)
Payment of real estate tax advances	—	(29)
Proceeds from mortgage loan resolutions and dispositions	—	1,690
Receipt of mortgage loan payments	—	138
Proceeds from dispositions of real estate	21,456	144,432
Proceeds from casualty insurance	75	1,550
Net cash provided by investing activities	4,783	126,700
Financing activities:
Proceeds from issuance of common stock, including stock option exercises	55,086	137
Payment of tax withholdings on share-based compensation plan awards	(21)	(76)
Shares withheld for taxes upon vesting of restricted stock	(1,183)	(438)
Dividends on common stock	(8,557)	(16,237)
Proceeds from repurchase and loan agreements	42,568	32,068
Repayments of repurchase and loan agreements	(57,530)	(131,983)
Payment of financing costs	(3,642)	(463)
Principal repayments of finance leases	(513)	(632)
Net cash provided by (used in) financing activities	26,208	(117,624)
Net change in cash, cash equivalents and restricted cash	63,003	230
Cash, cash equivalents and restricted cash as of beginning of the period	78,009	81,160
Cash, cash equivalents and restricted cash as of end of the period	$141,012	$81,390

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Six months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$32,687	$38,911

Non-cash transactions:
Transfer of mortgage loans to real estate owned, net	$—	$3,740
Changes in accrued capital expenditures	(202)	(2,064)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	—	(68)
Changes in receivables from real estate owned dispositions	(3,205)	(8,767)
Change in other comprehensive loss from cash flow hedges	1,050	(8,856)
Right-of-use lease assets recognized - operating leases	—	1,485
Right-of-use lease assets recognized - finance leases	333	1,103
Operating lease liabilities incurred	—	1,437
Finance lease liabilities incurred	333	1,109
Dividends declared but not paid	405	8,376

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
June 30, 2020
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

As of June 30, 2020, we had a core rental portfolio of 14,512 homes. In addition, we had 120 rental homes that are identified for future sale, and we had a small portfolio of non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to manage REO and certain other properties. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

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

On February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. Following the approval of the merger, the parties ultimately determined that it was not feasible to proceed with the transaction, and on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement and provide the Company with a $20 million committed Non-Negotiable Promissory Note.

We have included the $25 million termination fee received from Amherst within other income in our condensed consolidated statements of operations for the three and six months ended June 30, 2020.

Since the termination of the Merger Agreement, we have continued to operate our business in the ordinary course as a stand-alone company.

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

Recently issued accounting standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. While we are currently evaluating the impact of the adoption of this standard, we do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

2. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions

During the three months ended June 30, 2020, we acquired no SFR properties. During the three months ended June 30, 2019, we acquired 43 SFR properties for an aggregate purchase price of $5.5 million.

During the six months ended June 30, 2020 and 2019, we acquired 4 and 57 SFR properties, respectively, for an aggregate purchase price of $0.5 million and $7.4 million, respectively.

Real estate dispositions

During the three months ended June 30, 2020 and 2019, we sold 30 and 160 properties, respectively. Net proceeds of these sales were $5.9 million and $27.9 million, respectively.

During the six months ended June 30, 2020 and 2019, we sold 112 and 736 properties, respectively. Net proceeds of these sales were $18.8 million and $153.2 million, respectively.

Mortgage loan dispositions and resolutions

On October 7, 2019, we sold the last of our remaining mortgage loans. During the three and six months ended June 30, 2019, we resolved 5 and 13 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.6 million and $1.6 million, respectively.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Conversion of mortgage loans to REO, net	$—	$137	$—	$752
Change in fair value of mortgage loans, net	—	176	—	292
Net realized gain on mortgage loans	—	204	—	727
Net realized (loss) gain on sales of real estate	(163)	3,325	1,370	10,848
Net (loss) gain on real estate and mortgage loans	$(163)	$3,842	$1,370	$12,619

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

June 30, 2020	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	14,221	—	14,221
Listed and ready for rent	94	—	94
Unit turn	160	—	160
Renovation	37	—	37
Total rental properties	14,512
Previous rentals identified for sale	91	29	120
Legacy REO	5	3	8
	14,608	32	14,640
December 31, 2019
Rental Properties:
Leased	13,711	—	13,711
Listed and ready for rent	371	—	371
Unit turn	369	—	369
Renovation	94	—	94
Total rental properties	14,545
Previous rentals identified for sale	94	87	181
Legacy REO	10	12	22
	14,649	99	14,748

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment of real estate

During the three months ended June 30, 2020 and 2019, we recognized $0.7 million and $1.6 million, respectively, of impairment on our real estate assets held for sale.

During the six months ended June 30, 2020 and 2019, we recognized $0.9 million and $2.6 million, respectively, of impairment on our real estate assets held for sale.

4. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
June 30, 2020
Recurring basis (assets)
Interest rate cap derivatives (1)	$359	$—	$359	$—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,629,283	—	1,639,390	—

December 31, 2019
Recurring basis (assets)
Interest rate cap derivatives (1)	$2,070	$—	$2,070	$—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,644,230	—	1,653,720	—
_____________
(1)Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any assets from one level to another level during the six months ended June 30, 2020 or during the year ended December 31, 2019.

The fair value of our interest rate cap derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

On October 7, 2019, we sold the last of our remaining mortgage loans. The following table sets forth the changes in our Level 3 assets, which consisted solely of mortgage loans at fair value, during the period indicated ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30, 2019	Six months ended June 30, 2019
Mortgage loans at fair value based on Level 3 inputs, beginning balance	$4,848	$8,072
Net gain on mortgage loans	531	1,771
Mortgage loan dispositions, resolutions and payments	(660)	(1,760)
Real estate tax advances to borrowers	17	29
Transfer of mortgage loans to real estate owned, net	(364)	(3,740)
Mortgage loans at fair value based on Level 3 inputs, ending balance	$4,372	$4,372

Change in unrealized gain on mortgage loans at fair value based on Level 3 inputs held at the end of the period	$187	$189

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of June 30, 2020, the average annualized interest rate on borrowings under our repurchase and loan agreements was 3.46%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
June 30, 2020
CS Repurchase Agreement	6/29/2021		1-month LIBOR + 3.50%	(1)	$128,153	$200,000	$71,847	$138,499
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	96,872
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,149	89,149	—	107,387
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	140,036
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	140,830
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	109,484
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	567,408
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,545	504,545	—	587,866
Amherst Promissory Note	5/4/2022		1-month LIBOR + 5.00%		—	20,000	20,000	—
					1,642,390	$1,734,237	$91,847	$1,888,382
Less: unamortized loan discounts					(3,000)
Less: deferred debt issuance costs					(10,107)
					$1,629,283

December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________
(1)Subject to a 1-month LIBOR floor of 0.50%.
(2)Represents the current maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019.
(3)The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 10.
(4)The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 10.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse AG (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on multiple occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries sell to the lender equity interests in the Delaware statutory trust subsidiary or limited liabiltiy company, as applicable, that owns the applicable underlying REO assets on our behalf. We may be required to repay a portion of the amounts outstanding under the CS Repurchase Agreement should the loan-to-value ratio of the funded collateral decline. The price paid by the lender for each real estate asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of such asset. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize our repurchase facility with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

Nomura Loan Agreement

Nomura Corporate Funding Americas, LLC (“Nomura”) was the lender under a loan agreement dated April 10, 2015 (the “Nomura Loan Agreement”), which was amended on several occasions. Under the terms of the Nomura Loan Agreement, subject to certain conditions, Nomura advanced funds to us from time to time, with such advances collateralized by SFR properties and other REO properties. The advances paid under the Nomura Loan Agreement with respect to the applicable properties from time to time were based on a percentage of the market value of the properties.

On May 1, 2020, we refinanced the assets serving as collateral under the Nomura Loan Agreement under the CS Repurchase Agreement and the Nomura Loan Agreement was terminated and repaid in full.

Seller Financing Arrangements

We have entered into the following facilities, each of which were initially seller financing arrangements:

•In connection with the seller financing related to an acquisition of SFR properties on March 30, 2017, our wholly owned subsidiary, HOME SFR Borrower II, LLC (“HOME Borrower II”), entered into the HOME II Loan Agreement with entities sponsored by Amherst Holdings, LLC (“Amherst”). On November 13, 2017, HOME Borrower II entered into an amended and restated loan agreement, which was acquired by Metropolitan Life Insurance Company (“MetLife”). HOME Borrower II has the option to extend the HOME II Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME II Loan Agreement on each maturity date. The HOME II Loan Agreement is cross-defaulted and cross-collateralized with the HOME III Loan Agreement.

•In connection with the seller financing related to an acquisition of SFR properties on June 29, 2017, our wholly owned subsidiary, HOME SFR Borrower III, LLC (“HOME Borrower III”), entered into the HOME III Loan Agreement with entities sponsored by Amherst. On November 13, 2017, HOME Borrower III entered into an amended and restated loan agreement, which was acquired by MetLife. HOME Borrower III has the option to extend the HOME III Loan Agreement beyond the initial maturity date for three successive one-year extensions, provided, among other things, that there is no event of default under the HOME III Loan Agreement on each maturity date. The HOME III Loan Agreement is also cross-defaulted and cross-collateralized with the HOME II Loan Agreement.

•In connection with the seller financing related to an acquisition of SFR properties on November 29, 2017, our wholly owned subsidiary, HOME SFR Borrower IV, LLC (“HOME Borrower IV”), entered into two separate loan agreements with entities sponsored by Amherst (collectively, the “HOME IV Loan Agreements”). The HOME IV Loan Agreements were acquired by MetLife on November 29, 2017.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $3.1 million and $0.6 million in escrow for future payments of property taxes and repairs and maintenance as of June 30, 2020 and December 31, 2019, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,258 SFR properties. In connection with the MS Loan Agreement, we maintained $8.4 million and $4.9 million in escrow for future payments of property taxes, insurance, HOA dues, repairs and maintenance and other amounts as required by the MS Loan Agreement as of June 30, 2020 and December 31, 2019, respectively.

Amherst Promissory Note

On May 4, 2020, in connection with the Termination and Settlement Agreement, we also entered into a Non-Negotiable Promissory Note (the “Promissory Note”) between Front Yard and Amherst SFRP VI REIT, LLC (the “Amherst Noteholder”), pursuant to which, among other things, the Amherst Noteholder committed to make advances from time to time to Front Yard in an aggregate principal amount of up to $20 million.

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

The Promissory Note contains a limited set of customary representations and warranties, covenants and events of default and does not contain any financial covenants.

Compliance with covenants

Our repurchase and loan agreements require us and certain of our subsidiaries to maintain various financial and other covenants customary to these types of indebtedness. The covenants of each facility may include, without limitation, the following:

•reporting requirements to the agent or lender,
•minimum adjusted tangible net worth requirements,
•minimum net asset requirements,
•limitations on the indebtedness,
•minimum levels of liquidity, including specified levels of unrestricted cash,
•limitations on sales and dispositions of properties collateralizing certain of the loan agreements,
•various restrictions on the use of cash generated by the operations of properties,
•a requirement to maintain positive net income, after adjustment to add back non-cash items, for any two consecutive quarters, and
•a minimum fixed charge coverage ratio.

We are currently in compliance with the covenants and other requirements with respect to our repurchase and loan agreements.

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

Future contractual rents for the 14,221 properties that were leased as of June 30, 2020 are as follows ($ in thousands):

2020 (1)	$83,192
2021	39,590
2022	1,516
2023	12
2024	—
Thereafter	—
$124,310
_____________
(1)Excludes the six months ended June 30, 2020.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

We lease office space under various operating leases. As of June 30, 2020 and December 31, 2019, we applied a weighted average discount rate of 4.74% and 4.70%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 1.6 years and 1.9 years as of June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020 and 2019, our operating leases resulted in rent expense related to long-term leases of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2020 and 2019, our operating leases resulted in rent expense related to long-term leases of $0.3 million and $0.3 million, respectively. Such expense is allocated amongst residential property operating expenses, property management expenses and general and administrative expenses.

At June 30, 2020 and December 31, 2019, we had operating lease right-of-use assets of $0.6 million and $0.9 million, respectively.

The following table presents our future lease obligations under our operating leases as of June 30, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$300
2021	242
2022	121
2023	—
2024	—
Thereafter	—
Total lease payments	663
Less: interest	23
Lease liabilities	$640
_____________
(1)Excludes the six months ended June 30, 2020.

Finance Leases

We lease vehicles under a master finance lease arrangement. At June 30, 2020 and December 31, 2019, the weighted average discount rate applied to our vehicle leases was 7.78% and 6.87%, respectively, based on the rates implied in the individual lease agreements. The weighted average remaining lease term was 3.4 years and 3.7 years as of June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020 and 2019, our finance leases resulted in $0.2 million and $0.1 million, respectively, of amortization of our lease right-of-use assets. During the six months ended June 30, 2020 and 2019, our finance leases resulted in $0.5 million and $0.3 million, respectively, of amortization of our lease right-of-use assets. Such expense is allocated amongst residential property operating expense, property management expenses and general and administrative expenses.

At June 30, 2020 and December 31, 2019, we had finance lease right-of-use assets of $2.6 million and $2.9 million, respectively.

The following table presents our future lease obligations under our finance leases as of June 30, 2020 ($ in thousands):

Finance Lease Liabilities
2020 (1)	$491
2021	928
2022	453
2023	121
2024	30
Thereafter	—
Total lease payments	2,023
Less: interest	165
Lease liabilities	$1,858
_____________
(1)Excludes the six months ended June 30, 2020.

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe the matters to which we were party as of June 30, 2020 will not have a materially adverse effect on our financial position or results of operations upon resolution.

Potential purchase adjustments of certain properties sold

In January 2020, we received notice regarding potential purchase price adjustment/indemnification claims of up to $1.2 million relating to certain real estate sold in January 2019. We are investigating these claims, and, if they are determined to be valid, we may be required to forfeit a portion of the sales proceeds to the purchaser, based on the terms of the purchase agreement. At June 30, 2020, we have reserved $0.5 million of indemnity loss, which is included in net realized gains and losses on mortgage loans and real estate.

COVID-19 Pandemic

Due to the current COVID-19 pandemic in the United States and globally, our employees, tenants, lenders and the economy as a whole have been, and will continue to be, adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. Although the impact of COVID-19 on our business to date has been limited, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.

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

Management Fees

The Amended AMA provides for the following management fee structure, which is subject to certain performance thresholds and an Aggregate Fee Cap (as described below):

•Base Management Fee. Front Yard will pay a quarterly base management fee (the “Base Management Fee”) to AAMC as follows:

◦Initially, commencing on the Effective Date and until the Reset Date (as defined below), the quarterly Base Management Fee will be (i) $3,584,000 (the “Minimum Base Fee”) plus (ii) an additional amount (the “Additional Base Fee”), if any, of 50% of the amount by which Front Yard's per share Adjusted AFFO (as defined in the Amended AMA) for the quarter exceeds $0.15 per share (provided that the Base Management Fee for any calendar quarter prior to the Reset Date cannot be less than the Minimum Base Fee or greater than $5,250,000). Beginning in 2021, the Base Management Fee may be reduced, but not below the Minimum Base Fee, in the fourth quarter of each year by the amount that Front Yard's AFFO (as defined below) on a per share basis is less than an aggregate of $0.60 for the applicable calendar year (the “AFFO Adjustment Amount”); and

◦Thereafter, commencing in the first quarter after which the quarterly Base Management Fee first reaches $5,250,000 (the “Reset Date”), the Base Management Fee will be 25% of the sum of (i) the applicable Annual Base Fee Floor plus (ii) the amount calculated by multiplying the applicable Manager Base Fee Percentage by the amount, if any, that Front Yard's Gross Real Estate Assets (as defined below) exceeds the applicable Gross Real Estate Assets Floor (in each case of the foregoing clauses (i) and (ii), as set forth in the table below), minus (iii) solely in the case of the fourth quarter of a calendar year, the AFFO Adjustment Amount (if any); provided, that the Base Management Fee for any calendar quarter shall not be less than the Minimum Base Fee.

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
_______________
(1)Gross Real Estate Assets is generally defined as the aggregate book value of all residential real estate assets owned by Front Yard and its subsidiaries before reserves for depreciation, impairment or other non-cash reserves as computed in accordance with GAAP.

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

•Incentive Fee. AAMC may earn an annual Incentive Fee to the extent that Front Yard's AFFO exceeds certain performance thresholds. The annual Incentive Fee, if any, shall be an amount equal to 20% of the amount by which Front Yard's AFFO for the calendar year (after the deduction of Base Management Fees but prior to the deduction of Incentive Fees) exceeds 5% of Gross Shareholder Equity (as defined below).

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

Aggregate Fee Cap

The aggregate amount of the Base Management Fees and Incentive Fees payable to AAMC in any calendar year cannot exceed the “Aggregate Fee Cap,” which is generally defined as follows:

•For any calendar year in which average Gross Real Estate Assets is less than $2,250,000,000, the aggregate fees payable to AAMC shall not exceed $21,000,000; or

•For any calendar year in which average Gross Real Estate Assets exceeds $2,250,000,000, the aggregate fees payable to AAMC shall not exceed the sum of (i) the applicable Aggregate Fee Floor plus (ii) the amount calculated by multiplying the applicable Aggregate Fee Percentage by the amount, if any, by which average Gross Real Estate Assets exceed the applicable Gross Real Estate Assets Floor, in each case as set forth in the table below.

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

Terms of the Former AMA with AAMC

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”) with AAMC. The Former AMA, which became effective on April 1, 2015, provided for a management fee structure as follows:

•Base Management Fee. AAMC was entitled to a quarterly base management fee equal to 1.5% of the product of (i) our average invested capital (as defined in the Former AMA) for the quarter multiplied by (ii) 0.25, while we had fewer than 2,500 SFR properties actually rented (“Rental Properties”). The base management fee percentage increased to 1.75% of invested capital while we had between 2,500 and 4,499 Rental Properties and increased to 2.0% of invested capital while we had 4,500 or more Rental Properties;

•Incentive Management Fee. AAMC was entitled to a quarterly incentive management fee equal to 20% of the amount by which our return on invested capital (based on AFFO defined as our net income attributable to holders of common stock calculated in accordance with GAAP plus real estate depreciation expense minus recurring capital expenditures on all of our real estate assets owned) exceeded an annual hurdle return rate of between 7.0% and 8.25% (or 1.75% and 2.06% per quarter), depending on the 10-year treasury rate. To the extent that we had an aggregate shortfall in the return rate over the previous seven quarters, that aggregate return rate shortfall was added to the normal quarterly return hurdle for the next quarter before AAMC was entitled to an incentive management fee. The incentive management fee increased to 22.5% while we had between 2,500 and 4,499 Rental Properties and increased to 25% while we had 4,500 or more Rental Properties. No incentive management fee under the Former AMA has been payable to AAMC because our return on invested capital (as defined in the Former AMA) did not exceed the cumulative required hurdle rate; and

•Conversion Fee. AAMC was entitled to a quarterly conversion fee equal to 1.5% of the market value of the SFR homes leased by us for the first time during the applicable quarter.

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

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Base management fees (1)	$3,584	$3,556	$7,168	$7,102
Conversion fees (1)	—	—	—	29
Expense reimbursements (2)	713	342	1,081	670
______________
(1)Included in management fees to AAMC in the condensed consolidated statements of operations.
(2)Included in property management and general and administrative expenses in the condensed consolidated statements of operations.

9. Share-Based Payments

2016 and 2019 Equity Incentive Plans

Our non-management directors each received annual grants of restricted stock units. These restricted stock units are eligible for settlement in the number of shares of our common stock having a fair market value of $80,000 on the date of grant. Subject to accelerated vesting in limited circumstances, the restricted stock units vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, with distribution mandatorily deferred for an additional two years thereafter until the third anniversary of grant (subject to earlier distribution or forfeiture upon the respective director’s separation from the Board of Directors). The awards were issued together with dividend equivalent rights. In respect of dividends paid to our stockholders prior to the vesting date, dividend equivalent rights accumulate and are expected to be paid in a lump sum in cash following the vesting date, contingent on the vesting of the underlying award. During any period thereafter when the award is vested but remains subject to settlement, dividend equivalent rights are expected to be paid in cash on the same timeline as underlying dividends are paid to our stockholders.

On June 22, 2020, we granted an aggregate of 64,071 restricted stock units with a weighted average grant date fair value of $8.74 per share to our non-management directors.

We have also made grants of restricted stock units and stock options to certain of our employees and employees of AAMC with service-based or market-based vesting criteria, as more fully described below. Our service-based awards vest in equal annual installments on each of the first three anniversaries of the grant date, subject to acceleration or forfeiture. Our market-based awards vest in three equal annual installments on the first, second and third anniversary of the later of (i) the date of the award and (ii) the date of the satisfaction of certain performance criteria, subject to acceleration or forfeiture. The performance criteria is satisfied on the date on which the sum of (a) the average price per share for the consecutive 20-trading-day period ending on such date plus (b) the amount of all reinvested dividends, calculated on a per-share basis from the date of grant through such date, shall equal or exceed 125% of the price per share on the date of grant (the “Performance Goal”); provided however that the Performance Goal must be attained no later than the fourth anniversary of the grant date. In the event that the Performance Goal is not attained prior to the fourth anniversary of the grant date, the market-based awards shall expire.

On June 22, 2020, we granted an aggregate of 443,963 service-based restricted stock units and 290,131 market-based restricted stock units to certain of our employees and employees of AAMC with a weighted average grant date fair value of $8.74 per share and $7.14 per share, respectively.

On March 29, 2019, we granted an aggregate of 419,657 service-based restricted stock units and 280,320 market-based restricted stock units to certain of our employees and employees of AAMC with a weighted average grant date fair value of $9.27 per share and $7.39 per share, respectively.

We recorded $0.9 million and $2.4 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively, and we recorded $1.8 million and $2.9 million of share-based compensation expense for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, we had $8.8 million and $4.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under our 2016 and 2019 Equity Incentive Plans to be recognized over a weighted average remaining estimated term of 1.6 years and 1.0 year, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from ASPS, we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of June 30, 2020, options to purchase an aggregate of 4,583 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three and six months ended June 30, 2020 or 2019.

The table below summarizes our interest rate cap instruments as of June 30, 2020 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets ($ in thousands)

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$359	$2,070
Total		$359	$2,070

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations ($ in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended June 30,			Three Months ended June 30,		Three Months ended June 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$104	$(3,482)	Interest expense	$(1,393)	$(1,248)	$18,916	$21,165

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Six Months ended June 30,			Six Months ended June 30,		Six Months ended June 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,711)	$(11,091)	Interest expense	$(2,761)	$(2,235)	$38,412	$42,675

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiary (“TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through June 30, 2020, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of June 30, 2020 and 2019, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and six months ended June 30, 2020 and 2019.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$3,995	$(25,017)	$(16,220)	$(43,525)

Denominator
Weighted average common stock outstanding – basic	56,272,446	53,714,998	55,107,940	53,672,835
Stock options using the treasury method	2,628	—	—	—
Restricted stock	521,862	—	—	—
Weighted average common stock outstanding – diluted	56,796,936	53,714,998	55,107,940	53,672,835

Loss per basic common share	$0.07	$(0.47)	$(0.29)	$(0.81)
Loss per diluted common share	$0.07	$(0.47)	$(0.29)	$(0.81)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Denominator (in weighted-average shares)
Stock options	—	63,525	51,003	55,747
Restricted stock	—	500,142	671,200	410,890

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

14. Subsequent Events

Management has evaluated the impact of all events subsequent to June 30, 2020 and through the issuance of these interim condensed consolidated financial statements. We have determined that there were no subsequent events other than those already disclosed that require adjustment or disclosure in the financial statements.

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

Management Overview

On February 17, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. The Front Yard Board of Directors unanimously approved the merger agreement, and on April 27, 2020, our stockholders approved the merger at a Special Meeting of Stockholders. The parties ultimately determined that it was not feasible to proceed with the transaction, and on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement and provide the Company with a $20 million committed Non-Negotiable Promissory Note. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to our Current Report on Form 8-K filed with the SEC on May 5, 2020.

Following termination of the merger agreement, we have continued to operate our business in the ordinary course.

During the second quarter of 2020, we continued to improve the operating efficiency of our internal property management platform, and we have continued to see significant improvements in occupancy levels and unit turn timelines, which has translated into our best yet operating metrics during the second quarter of 2020 despite the COVID-19 pandemic. During this time of crisis, we continue to be highly committed to our residents, employees and the communities which we serve.

We have also continued to target optimized performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. During the quarter ended June 30, 2020, we sold 25 non-core rental homes on an individual basis, and we have identified 120 non-core rental properties for sale as of June 30, 2020. We also disposed of 5 non-rental REO properties, and we had 8 non-rental REO properties remaining to be sold as of June 30, 2020. We believe these non-core asset sales will allow us to improve our operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as we determine will best serve our stockholders.

We believe the foregoing developments are critical to our strategy of building long-term stockholder value through the creation of a large portfolio of internally managed SFR homes that we target operating at an attractive yield.

COVID-19 Pandemic Update

Due to the current COVID-19 pandemic in the United States and globally, our employees, tenants, lenders and the economy, as a whole, could be adversely impacted. The magnitude and duration of the COVID-19 pandemic and its impact on our tenants, cash flows and future results of operations could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat the pandemic, and reactions by consumers, companies, governmental entities and capital markets. The prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance. However, to date, we have seen little impact on our ability to operate effectively or on our actual and expected cash flows due to COVID-19.

We are aware that the pandemic may impact our residents both financially and emotionally. We are highly committed to working with our residents to ease concerns and, where necessary, we have been proactively established mutually beneficial payment options to assist our residents in need through this difficult time. Our collections for the second quarter of 2020 were only slightly below our previous quarters’ average collection rates; however, the impact on future months is difficult to predict.

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

In addition, demand for a safe and clean home is at a premium to help ease the emotional stress of the pandemic. Our occupancy continues to be strong with 98.3% of stabilized properties leased as of June 30, 2020.

We believe that our business model is resilient and that we are well positioned to endure the COVID-19 pandemic.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
June 30, 2020	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	14,221	—	14,221	—	14,221
Listed and ready for rent	91	3	94	—	94
Unit turn	160	—	160	—	160
Renovation	—	37	37	—	37
Total rental portfolio	14,472	40	14,512
Previous rentals identified for sale	—	91	91	29	120
Legacy REO	—	5	5	3	8
	14,472	136	14,608	32	14,640
December 31, 2019
Rental properties:
Leased	13,711	—	13,711	—	13,711
Listed and ready for rent	357	14	371	—	371
Unit turn	369	—	369	—	369
Renovation	—	94	94	—	94
Total rental portfolio	14,437	108	14,545
Previous rentals identified for sale	—	94	94	87	181
Legacy REO	—	10	10	12	22
	14,437	212	14,649	99	14,748

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At June 30, 2020, 98.3% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of June 30, 2020 ($ in thousands):

State	Number of Properties	Carrying Value (1)	Average Age in Years
Georgia	4,373	$468,456	37
Florida	2,079	299,931	42
Texas	1,929	272,007	29
Tennessee	1,467	201,038	24
North Carolina	867	113,254	25
Alabama	719	79,002	37
Indiana	664	80,793	24
Minnesota	623	105,551	73
Missouri	484	67,238	39
Oklahoma	305	42,146	29
All other rentals	1,002	144,427	36
Total rental portfolio	14,512	1,873,843	37
Rental properties held for sale	29	4,109	53
Previous rentals identified for sale	91	9,974	47
Legacy REO	8	1,665	51
Total	14,640	$1,889,591	36
_____________
(1)The carrying value of an asset held for use is based on historical cost, plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Beginning count of real estate assets	14,670	14,885	14,748	15,445
Acquisitions	—	43	4	57
Dispositions	(30)	(160)	(112)	(736)
Mortgage loan conversions to REO, net	—	4	—	4
Other additions	—	—	—	2
Ending count of real estate assets	14,640	14,772	14,640	14,772

For further information regarding our real estate acquisition and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Mortgage Loan Assets

We liquidated the last of our remaining mortgage loans during the fourth quarter of 2019.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Mortgage Loans at Fair Value
Beginning	66	74
Resolutions and dispositions	(5)	(13)
Mortgage loan conversions to REO, net	(4)	(4)
Ending	57	57

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $15,948 per home for the 14,221 stabilized properties that were leased at June 30, 2020.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and six months ended June 30, 2020 versus the three and six months ended June 30, 2019. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

Rental revenues

Rental revenues increased to $55.1 million and $109.5 million for the three and six months ended June 30, 2020, respectively, compared to $51.6 million and $104.2 million for the three and six months ended June 30, 2019, respectively. This increase is primarily attributable to improved occupancy, better collections and rent increases.

Our rental revenues depend primarily on changes in the occupancy levels and rental rates for our residential rental properties as well as the number of SFR properties in our portfolio. We expect to generate increasing rental revenues from increases in rents on existing properties upon the re-lease of properties or renewal of existing leases. Because our lease terms generally are expected to be one year, our occupancy levels and rental rates will be highly dependent on localized residential rental markets and our renters’ desire to remain in our properties. In addition, we continuously evaluate opportunities to grow our rental portfolio, which would increase our rental revenues.

Residential property operating expenses

Residential property operating expenses were $18.8 million and $37.7 million for the three and six months ended June 30, 2020, respectively compared to $19.0 million and $37.4 million for the three and six months ended June 30, 2019, respectively. The small increase during the six months ended June 30, 2020 is primarily due to increases in property taxes and compensation expense related to increased headcount of repair and maintenance employees, partially offset by lower external vendor costs driven by a reduction in non-essential maintenance due to the COVID-19 pandemic.

Our residential property operating expenses for occupied rental properties depends primarily on repair and maintenance expenditures, turnover costs, utility expenses on vacant properties, property taxes, insurance, and HOA dues. Our residential property operating expenses for vacant properties also includes utilities, property preservation and repairs and maintenance. Our residential property operating expenses will be dependent on our ability to control costs, perform unit turns and secure new tenants in a timely manner. Further, in periods when we are successful in growing our portfolio, we generally expect to incur increasing residential property operating expenses beginning in such periods.

Property management expenses

Property management expenses increased to $3.6 million and $7.8 million for the three and six months ended June 30, 2020, respectively, from $3.5 million and $7.2 million for the three and six months ended June 30, 2019, respectively. This increase is primarily due to increased headcount of property management and leasing employees.

Depreciation and amortization

We incurred $20.2 million and $40.6 million in depreciation and amortization for the three and six months ended June 30, 2020, respectively, compared to $19.9 million and $42.3 million for the three and six months ended June 30, 2019, respectively. The decrease during the six months ended June 30, 2020 is primarily due to reduced amortization of lease-in-place intangible assets during 2020, partially offset by an increase in depreciable real estate assets.

Generally, we expect to incur increasing depreciation and amortization if and when we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties. Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions and will vary depending upon our acquisition activity. We recognized $0.1 million and $0.4 million of lease-in-place intangible asset amortization for the three and six months ended June 30, 2020, respectively, compared to $0.2 million and $2.7 million for the three and six months ended June 30, 2019, respectively.

Acquisition and integration costs

We incurred $73,000 and $142,000 of acquisition and integration costs for the three and six months ended June 30, 2020, respectively, compared to $0.7 million and $2.9 million for the three and six months ended June 30, 2019, respectively. The decrease is primarily driven by non-recurring costs in the first half of 2019 associated with the internalization of the property management function that began in the third quarter of 2018.

Impairment

We recognized $0.7 million and $0.9 million of impairment on our real estate assets for the three and six months ended June 30, 2020, respectively, compared to $1.6 million and $2.6 million for the three and six months ended June 30, 2019, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO properties in our portfolio.

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

Mortgage loan servicing costs

We incurred no mortgage loan servicing costs for the three and six months ended June 30, 2020 due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019. We incurred mortgage loan servicing costs of $0.2 million and $0.6 million for the three and six months ended June 30, 2019, respectively. We incurred mortgage loan servicing and foreclosure costs as our mortgage loan servicers provided servicing for our loans and paid for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. We do not expect to incur mortgage loan servicing costs in future periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense decreased to $18.9 million and $38.4 million for the three and six months ended June 30, 2020, respectively, from $21.2 million and $42.7 million for the three and six months ended June 30, 2019, respectively. The decrease was driven by decreases in the floating component of our contractual interest rates on certain of our debt. Interest expense also includes non-cash interest expense related to our interest rate cap derivatives, which was $1.4 million and $2.8 million for the three and six months ended June 30, 2020, respectively, compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $0.9 million and $2.4 million for the three and six months ended June 30, 2020, respectively, compared to $1.8 million and $2.9 million for the three and six months ended June 30, 2019, respectively. This decrease is primarily due to prior grants of restricted stock units becoming fully amortized in March and May 2020, partially offset by grants of restricted stock units to certain of our employees and employees of AAMC on June 22, 2020.

General and administrative expenses

General and administrative expenses increased to $9.1 million and $16.6 million for the three and six months ended June 30, 2020, respectively, from $8.0 million and $13.8 million for the three and six months ended June 30, 2019, respectively. The increase was primarily driven by legal and professional fees associated with the Merger Agreement and stockholder activism.

Management fees

We incurred base management fees to AAMC of $3.6 million and $7.2 million during the three and six months ended June 30, 2020, respectively, compared to $3.6 million and $7.1 million during the three and six months ended June 30, 2019, respectively. The small increase in base management fees during the six months ended June 30, 2020 is primarily driven by the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019. Due to our entry into the Amended AMA, we expect that the management fees may increase over time but at a lower rate as we grow SFR properties in our portfolio.

Under the Amended AMA, we no longer pay conversion fees to AAMC. During the three and six months ended June 30, 2019, we incurred conversion fees to AAMC of $0 and $29,000, respectively. Conversion fees fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Net gain (loss) on real estate and mortgage loans

The following table presents the components of net gain (loss) on real estate and mortgage loans during the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Conversion of mortgage loans to REO, net	$—	$137	$—	$752
Change in fair value of mortgage loans, net	—	176	—	292
Net realized gain on mortgage loans	—	204	—	727
Net realized (loss) gain on sales of real estate	(163)	3,325	1,370	10,848
Net (loss) gain on real estate and mortgage loans	$(163)	$3,842	$1,370	$12,619

Due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019, we no longer expect to recognize unrealized gains on conversion of mortgage loans to REO, changes in the fair value of mortgage loans or realized gains or losses on mortgage loans.

The reduction in net realized gain on sales of real estate is primarily driven by a reduction in the number of properties sold. We sold 30 and 112 properties during the three and six months ended June 30, 2020, respectively, compared to 160 and 736 properties during the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $109.0 million compared to $43.7 million as of December 31, 2019. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements). We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

As previously disclosed, on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement and provide the Company with a $20 million committed Non-Negotiable Promissory Note. The proceeds of the Termination and Settlement Agreement were the primary driver of our increased liquidity in the second quarter of 2020. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to our Current Report on Form 8-K filed with the SEC on May 5, 2020.

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of June 30, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
June 30, 2020
CS Repurchase Agreement	6/29/2021		1-month LIBOR + 3.50%	(1)	$128,153	$200,000	$71,847	$138,499
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	96,872
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,149	89,149	—	107,387
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	140,036
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	140,830
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	109,484
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	567,408
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,545	504,545	—	587,866
Amherst Promissory Note	5/4/2022		1-month LIBOR + 5.00%		—	20,000	20,000	—
					1,642,390	$1,734,237	$91,847	$1,888,382
Less: unamortized loan discounts					(3,000)
Less: deferred debt issuance costs					(10,107)
					$1,629,283
December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________
(1)Subject to a 1-month LIBOR floor of 0.50%.
(2)Represents the current maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019.
(3)The interest rate is capped at 4.40% under an interest rate cap derivative.
(4)The interest rate is capped at 4.30% under an interest rate cap derivative.

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

Compliance with Covenants

Our repurchase and loan agreements require us and certain of our subsidiaries to maintain various financial and other covenants customary to these types of indebtedness. The covenants of each facility may include, without limitation, the following:

•reporting requirements to the agent or lender,
•minimum adjusted tangible net worth requirements,
•minimum net asset requirements,
•limitations on the indebtedness,
•minimum levels of liquidity, including specified levels of unrestricted cash,
•limitations on sales and dispositions of properties collateralizing certain of the loan agreements,
•various restrictions on the use of cash generated by the operations of properties,
•a requirement to maintain positive net income, after adjustment to add back non-cash items, for any two consecutive quarters, and
•a minimum fixed charge coverage ratio.

We are currently in compliance with the covenants and other requirements with respect to our repurchase and loan agreements.

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

Advance Rates

As amended, the CS Repurchase Agreement provides for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our REO and SFR properties currently range from 72.2% to 78.0% of the discounted value of the underlying asset as described below. Our advance rate under the CS Repurchase Agreement was 63.3% of estimated fair value at June 30, 2020 compared to 69.4% as of December 31, 2019. The advance rate of the CS agreement may vary from period to period dependent upon the type and value of assets that serve as collateral thereunder. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under the CS Repurchase Agreement, the haircut ranges from 10% to 15%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement remained consistent at 10.3% of the estimated fair value (based on BPOs) of such assets at June 30, 2020 compared to 10.3% at December 31, 2019. The haircut applied may vary from period to period dependent upon the type of assets that serve as collateral under the CS Loan Agreement. If the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2019 to June 30, 2020 is primarily due to reductions of debt upon the sale of non-core properties.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended June 30, 2020, December 31, 2019 and June 30, 2019 ($ in thousands):

	Three Months Ended
	June 30, 2020	December 31, 2019	June 30, 2019
Balance at end of period	$1,642,390	$1,657,352	$1,639,133
Maximum month end balance outstanding during the period	1,646,757	1,660,381	1,642,330
Weighted average quarterly balance	1,646,108	1,645,609	1,640,397
Amount of available funding at end of period	91,847	357,327	375,546

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At June 30, 2020, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Potential purchase adjustments of certain properties sold

In January 2020, we received notice regarding potential purchase price adjustment/indemnification claims of up to $1.2 million relating to certain real estate sold in January 2019. We are investigating these claims, and, if they are determined to be valid, we may be required to forfeit a portion of the sales proceeds to the purchaser, based on the terms of the purchase agreement. At June 30, 2020, we have reserved $0.5 million of indemnity loss, which is included in net realized gains and losses on mortgage loans and real estate.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$32,012	$(8,846)
Net cash provided by investing activities	4,783	126,700
Net cash provided by (used in) by financing activities	26,208	(117,624)
Net change in cash, cash equivalents and restricted cash	$63,003	$230

Net cash provided by operating activities for the six months ended June 30, 2020 consisted primarily of the receipt of $25.0 million related to the termination of the Merger Agreement and rental revenues in excess of cash operating expenses. Net cash used in operating activities for the six months ended June 30, 2019 consisted primarily of cash operating expenses in excess of revenues.

Net cash provided by investing activities for the six months ended June 30, 2020 and 2019 consisted primarily of proceeds from dispositions of real estate, partially offset by investments in real estate and renovations.

Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of the issuance of 4.4 million shares for proceeds of $55.0 million, partially offset by net repayments of repurchase and loan agreements and payment of dividends on common stock. Net cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At June 30, 2020, we had $128.2 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.0 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $802.1 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $8.1 million or $1.1 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition and results of operations due to, among other factors:

•the reduced economic activity impacting our tenants' businesses and employers, which may have a material adverse effect on our tenant's financial condition and liquidity and may cause a portion of our tenants to be unable to pay their rent to us in full, or at all, or to otherwise seek rental concessions or modifications of their rent obligations;
•difficulty finding suitable replacement tenants in the event of a tenant default or non-renewal of our leases;
•reduced economic activity that could result in a prolonged recession, which could negatively impact the real estate industry, resulting in declining demand for real estate, which may affect our ability to sell any of our properties at a profit, or at all, in the future;
•the general decline in business activity and demand for real estate transactions, which has adversely affected, and is likely to continue affecting, our ability to acquire additional properties;
•the negative effects of the COVID-19 pandemic could impair our ability to make distributions to our stockholders;

•any inability to comply with covenants under our debt agreements, which could result in a default under the applicable debt agreement and could trigger a cross-default under other indebtedness, which could cause an acceleration of our indebtedness or negatively impact our ability to incur additional indebtedness;
•any impairment in value of our tangible or intangible assets, which could be recorded as a result of a weaker economic conditions; and
•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could impair our ability to perform critical functions and may cause a disruption in our business operations.

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

2.8	Agreement and Plan of Merger, dated as of February 17, 2020, by and among Front Yard Residential Corporation, BAF Holdings, LLC and BAF Sub, LLC (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on February 18, 2020).
3.1	Articles of Restatement of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the SEC on April 8, 2013).
3.2	Articles of Amendment of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 9, 2018).
3.3	Amended and Restated By-laws of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on February 9, 2018).
10.1	Investment Agreement, dated as of May 4, 2020, by and between Front Yard Residential Corporation and Amherst Single Family Residential Partners VI, LP (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2020).
10.2	Non-Negotiable Promissory Note, issued May 4, 2020, by and between Front Yard Residential Corporation and Amherst SFRP VI REIT, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2020).
10.3	Termination and Settlement Agreement, dated as of May 4, 2020, by and among Front Yard Residential Corporation, BAF Holdings, LLC, BAF Sub, LLC, and Amherst Single Family Residential Partners VI, LP (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 5, 2020).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Front Yard Residential Corporation
Date:	August 10, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer