Form 10-Q
period 2020-09-30
Front Yard Residential Corp
filed 2020-11-04
CIK 1555039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 28, 2020, 58,747,146 shares of our common stock were outstanding.

Front Yard Residential Corporation
September 30, 2020

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Factors that may materially affect such forward-looking statements include, but are not limited to:

•the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger (the “Pretium Merger Agreement”) with Pretium Midway Holdco, LP, a Delaware limited partnership (“Pretium”) and Midway AcquisitionCo REIT, a Maryland real estate investment trust and direct wholly owned subsidiary of Pretium (“Merger Sub”);
•our ability to complete the proposed merger due to the failure to obtain stockholder approval or satisfy other conditions to completion of the proposed merger;
•risks related to disruption of management’s attention from the Company’s ongoing business operations due to the proposed merger;
•the effect of the announcement of the proposed merger on the Company’s relationships with its customers and employees, and the potential effect on operating results and business generally;
•the risk that the proposed merger will not be consummated in a timely manner;
•the risk of exceeding the expected costs of the proposed merger;
•our ability to successfully complete the transition plan contemplated in connection with the termination of our Asset Management Agreement with AAMC, our external asset manager, pursuant to the Termination and Transition Agreement dated August 13, 2020 (the “Termination Agreement”);
•our ability to successfully internalize our asset management function under the Termination Agreement;
•our ability to successfully implement our strategic initiatives and achieve their anticipated impact;
•our ability to implement our business strategy;
•risks and uncertainties related to the COVID-19 pandemic, including the potential adverse impact on our real estate related assets, financing arrangements, operations, business prospects, customers, employees and third-party service providers;
•the effect of management’s attention being diverted from our ongoing business operations and costs associated with shareholder activism;
•the impact of defending any litigation;
•our ability to make distributions to stockholders;
•our ability to integrate newly acquired rental assets into the portfolio;
•the ability to successfully perform property management services at the level and/or the cost that we anticipate;
•difficulties in identifying single-family properties to acquire;
•the failure to identify unforeseen expenses or material liabilities associated with our acquisitions of assets through the due diligence process prior to such acquisitions;
•the impact of changes to the supply of, value of and the returns on single-family rental properties;
•our ability to acquire single-family rental properties generating attractive returns;
•our ability to sell non-core assets on favorable terms or at all;
•our ability to predict costs;
•our ability to effectively compete with competitors;
•changes in interest rates;
•changes in the market value of single-family properties;
•our ability to maintain, obtain or access financing arrangements on favorable terms or at all;
ii

•our ability to deploy the net proceeds from financings or asset sales to acquire assets in a timely manner or at all;
•our ability to maintain adequate liquidity and meet the requirements under our financing arrangements;
•risks related to our engagement of AAMC as our asset manager;
•the failure of our third-party vendors to effectively perform their obligations under their respective agreements with us;
•our failure to qualify or maintain qualification as a REIT;
•our failure to maintain our exemption from registration under the Investment Company Act of 1940, as amended;
•the impact of adverse real estate, mortgage or housing markets;
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

Part I
Item 1. Financial Statements (Unaudited)

Front Yard Residential Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Real estate held for use:
Land	$397,375	$398,840
Rental residential properties	1,724,133	1,707,043
Real estate owned	8,886	16,328
Total real estate held for use	2,130,394	2,122,211
Less: accumulated depreciation	(262,776)	(206,464)
Total real estate held for use, net	1,867,618	1,915,747
Real estate assets held for sale	5,454	14,395
Cash and cash equivalents	84,418	43,727
Restricted cash	32,191	34,282
Accounts receivable	5,525	9,235
Goodwill	13,376	13,376
Prepaid expenses and other assets	32,221	22,360
Total assets	$2,040,803	$2,053,122

Liabilities:
Repurchase and loan agreements	$1,620,968	$1,644,230
Accounts payable and accrued liabilities	73,124	64,619
Payable to AAMC	34,967	5,014
Total liabilities	1,729,059	1,713,863

Commitments and contingencies (Note 7)	—	—

Equity:
Common stock, $0.01 par value, 200,000,000 authorized shares; 58,747,146 shares issued and outstanding as of September 30, 2020 and 53,933,575 shares issued and outstanding as of December 31, 2019	587	539
Additional paid-in capital	1,247,109	1,189,236
Accumulated deficit	(918,262)	(830,602)
Accumulated other comprehensive loss	(17,690)	(19,914)
Total equity	311,744	339,259
Total liabilities and equity	$2,040,803	$2,053,122

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues	$56,944	$50,768	$166,400	$154,946
Total revenues	56,944	50,768	166,400	154,946
Expenses:
Residential property operating expenses	20,048	20,775	57,735	58,180
Property management expenses	3,569	4,187	11,367	11,400
Depreciation and amortization	20,229	19,662	60,837	61,983
Acquisition and integration costs	771	202	913	3,064
Impairment	105	495	994	3,091
Mortgage loan servicing costs	—	246	—	827
Interest expense	17,378	21,135	55,790	63,810
Share-based compensation	1,616	1,457	4,039	4,387
General and administrative	6,637	5,519	23,280	19,277
Management fees to AAMC	3,584	3,584	10,752	10,715
Termination fee to AAMC	46,000	—	46,000	—
Total expenses	119,937	77,262	271,707	236,734
Net gain on real estate and mortgage loans	176	354	1,546	12,973
Operating loss	(62,817)	(26,140)	(103,761)	(68,815)
Casualty losses	(292)	(287)	(924)	(864)
Insurance recoveries	10	48	85	586
Other (loss) income	(78)	(9,989)	25,231	(10,786)
Net loss before income taxes	(63,177)	(36,368)	(79,369)	(79,879)
Income tax expense	—	—	28	14
Net loss	$(63,177)	$(36,368)	$(79,397)	$(79,893)

Loss per share of common stock - basic:
Loss per basic share	$(1.08)	$(0.68)	$(1.41)	$(1.49)
Weighted average common stock outstanding - basic	58,747,146	53,857,616	56,329,863	53,735,106
Loss per share of common stock - diluted:
Loss per diluted share	$(1.08)	$(0.68)	$(1.41)	$(1.49)
Weighted average common stock outstanding - diluted	58,747,146	53,857,616	56,329,863	53,735,106

Dividends declared per common share	$—	$0.15	$0.15	$0.45

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss	$(63,177)	$(36,368)	$(79,397)	$(79,893)

Other comprehensive income (loss):
Change in fair value of interest rate caps	(245)	(1,463)	(1,956)	(12,554)
Losses from interest rate caps reclassified into earnings from accumulated other comprehensive loss	1,419	1,430	4,180	3,665
Net other comprehensive income (loss)	1,174	(33)	2,224	(8,889)

Comprehensive loss	$(62,003)	$(36,401)	$(77,173)	$(88,782)

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2019	53,933,575	$539	$1,189,236	$(830,602)	$(19,914)	$339,259
Common shares issued under share-based compensation plans	243,089	3	62	—	—	65
Shares withheld for taxes upon vesting of restricted stock	(64,290)	(1)	(767)	—	—	(768)
Dividends on common stock ($0.15 per share)	—	—	—	(8,263)	—	(8,263)
Share-based compensation	—	—	1,487	—	—	1,487
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(447)	(447)
Net loss	—	—	—	(20,215)	—	(20,215)
March 31, 2020	54,112,374	541	1,190,018	(859,080)	(20,361)	311,118
Issuance of common stock, including shares under share-based compensation plans	4,693,383	47	54,953	—	—	55,000
Shares withheld for taxes upon vesting of restricted stock	(58,611)	(1)	(414)	—	—	(415)
Share-based compensation	—	—	936	—	—	936
Change in fair value of cash flow hedging derivatives in other comprehensive income	—	—	—	—	1,497	1,497
Net income	—	—	—	3,995	—	3,995
June 30, 2020	58,747,146	587	1,245,493	(855,085)	(18,864)	372,131
Share-based compensation	—	—	1,616	—	—	1,616
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	1,174	1,174
Net loss	—	—	—	(63,177)	—	(63,177)
September 30, 2020	58,747,146	$587	$1,247,109	$(918,262)	$(17,690)	$311,744

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Stockholders' Equity (continued)
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total Equity
	Number of Shares	Amount
December 31, 2018	53,630,204	$536	$1,184,132	$(700,623)	$(12,653)	$471,392
Adoption of ASC 842	—	—	—	96	—	96
Dividends on common stock ($0.15 per share)	—	—	—	(8,158)	—	(8,158)
Share-based compensation	—	—	1,119	—	—	1,119
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(6,622)	(6,622)
Net loss	—	—	—	(18,508)	—	(18,508)
March 31, 2019	53,630,204	536	1,185,251	(727,193)	(19,275)	439,319
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	234,389	2	59	—	—	61
Shares withheld for taxes upon vesting of restricted stock	(38,135)	—	(438)	—	—	(438)
Dividends on common stock ($0.15 per share)	—	—	—	(8,258)	—	(8,258)
Share-based compensation	—	—	1,811	—	—	1,811
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(2,234)	(2,234)
Net loss	—	—	—	(25,017)	—	(25,017)
June 30, 2019	53,826,458	538	1,186,683	(760,468)	(21,509)	405,244
Common shares issued under share-based compensation plans, net of shares withheld for employee taxes	68,890	1	—	—	—	1
Shares withheld for taxes upon vesting of restricted stock	(14,804)	—	(167)	—	—	(167)
Dividends on common stock ($0.15 per share)	—	—	—	(8,268)	—	(8,268)
Share-based compensation	—	—	1,457	—	—	1,457
Change in fair value of cash flow hedging derivatives in other comprehensive loss	—	—	—	—	(33)	(33)
Net loss	—	—	—	(36,368)	—	(36,368)
September 30, 2019	53,880,544	$539	$1,187,973	$(805,104)	$(21,542)	$361,866

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(79,397)	$(79,893)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gain on real estate and mortgage loans	(1,546)	(12,973)
Depreciation and amortization	60,837	61,983
Impairment	994	3,091
Share-based compensation	4,039	4,387
Amortization of deferred financing costs	5,017	3,931
Casualty losses	924	864
Insurance recoveries	(85)	(586)
Change in fair value of interest rate cap derivatives in profit or loss	4,180	3,665
Changes in operating assets and liabilities:
Accounts receivable	1,277	5,657
Deferred leasing costs	(2,012)	(2,088)
Prepaid expenses and other assets	(8,826)	(9,125)
Accounts payable and accrued liabilities	9,333	15,573
Payable to AAMC	29,953	200
Net cash provided by (used in) operating activities	24,688	(5,314)
Investing activities:
Investment in real estate	(543)	(11,124)
Investment in renovations	(24,155)	(21,504)
Payment of real estate tax advances	—	(72)
Proceeds from mortgage loan resolutions and dispositions	—	1,129
Receipt of mortgage loan payments	—	203
Proceeds from dispositions of real estate	25,424	169,457
Proceeds from casualty insurance	85	1,552
Acquisition related deposit paid to AAMC (Note 1)	(3,200)	—
Net cash (used in) provided by investing activities	(2,389)	139,641
Financing activities:
Proceeds from issuance of common stock, including stock option exercises	55,086	138
Payment of tax withholdings on share-based compensation plan awards	(21)	(76)
Shares withheld for taxes upon vesting of restricted stock	(1,183)	(605)
Dividends on common stock	(8,572)	(24,444)
Proceeds from repurchase and loan agreements	54,063	42,681
Repayments of repurchase and loan agreements	(78,628)	(150,308)
Payment of financing costs	(3,714)	(1,066)
Principal repayments of finance leases	(730)	(688)
Net cash provided by (used in) financing activities	16,301	(134,368)
Net change in cash, cash equivalents and restricted cash	38,600	(41)
Cash, cash equivalents and restricted cash as of beginning of the period	78,009	81,160
Cash, cash equivalents and restricted cash as of end of the period	$116,609	$81,119

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation Condensed Consolidated Statements of Cash Flows (continued) (In thousands) (Unaudited)
	Nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$47,509	$55,489
Income taxes	144	—

Non-cash transactions:
Transfer of mortgage loans to real estate owned, net	$—	$4,131
Changes in accrued capital expenditures	(136)	(612)
Changes in receivables from mortgage loan resolutions and dispositions, payments and real estate tax advances to borrowers, net	—	(7)
Changes in receivables from real estate owned dispositions	(2,433)	6,318
Change in other comprehensive loss from cash flow hedges	2,224	(8,889)
Right-of-use lease assets recognized - operating leases	14	1,475
Right-of-use lease assets recognized - finance leases	333	1,327
Operating lease liabilities incurred	14	1,475
Finance lease liabilities incurred	333	1,327
Dividends declared but not paid	390	8,584

See accompanying notes to condensed consolidated financial statements.

Front Yard Residential Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2020
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

As of September 30, 2020, we had a core rental portfolio of 14,494 homes. In addition, we had 104 rental homes that are identified for future sale, and we had a small portfolio of non-rental real estate owned (“REO”) properties remaining from our previous mortgage loan portfolio acquisitions. We have engaged third-party service providers to manage REO and certain other properties identified for sale. We are currently preparing these non-core assets for future disposition in order to create additional liquidity and purchasing power to continue building our core rental portfolio.

Asset Management Agreements and Termination Agreement with AAMC

Since December 2012, we have been managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”). AAMC has provided us with dedicated personnel to administer certain aspects of our business and perform certain of our corporate governance functions. AAMC has also provided oversight of our acquisition and management of SFR properties and the ongoing management of our remaining REO properties.

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”) with AAMC. The Former AMA, which became effective on April 1, 2015. The Former AMA provided for a fee structure in which AAMC was entitled to a base management fee, an incentive management fee and a conversion fee for mortgage loans and real estate owned (“REO”) properties that became rental properties for the first time during each quarter.

Front Yard and AAMC entered into an amended and restated asset management agreement (the “Amended AMA”) on May 7, 2019 (the “Effective Date”). The Amended AMA amended and restated, in its entirety, the Former AMA. The Amended AMA has an initial term of five years and could renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions. The Amended AMA provides for a fee structure in which AAMC has been entitled to a Base Management Fee and a potential Incentive Fee.

For further information on the Former AMA and the Amended AMA, please see Note 8.

On August 13, 2020, Front Yard and AAMC entered into a Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that Front Yard and AAMC mutually agree that all required transition activities have been successfully completed (the “Termination Date”), which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA. Below are the material terms of the Termination Agreement:

•Front Yard will pay AAMC an aggregate termination fee of $46.0 million (the “Termination Fee”), consisting of the following payments:
◦$15.0 million paid in cash to AAMC on August 17, 2020,
◦$15.0 million payable in cash on the Termination Date, and
◦$16.0 million payable in cash or Front Yard common stock, at the option of Front Yard and subject to certain conditions, restrictions, and limitations, on the Termination Date.

•Front Yard will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business (the “Transferred Assets”) for an aggregate purchase price of $8.2 million ($3.2 million of which was paid to AAMC on August 17, 2020), of which all or a portion of the remaining $5.0 million may be paid in Front Yard common stock, at Front Yard’s option and subject to certain conditions, restrictions, and limitations.
•Front Yard will continue to pay Base Management Fees to AAMC under the Amended AMA in the amount of $3.6 million per quarter through the date that Front Yard delivers written notice to AAMC that the transition has been satisfactorily completed, subject to proration for partial quarters.
•AAMC has agreed to vote any shares of Front Yard common stock that it receives in connection with the Termination Agreement in accordance with recommendations of the Front Yard board of directors for a period of one year following the Termination Date, including regarding the approval of the Pretium Merger Agreement (described below) and related transactions, which may be presented to Front Yard’s stockholders.

We have recognized the entire Termination Fee under generally accepted accounting principles as an operating expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020. We have also included the unpaid portion of the Termination Fee of $31.0 million within our payable to AAMC in our condensed consolidated balance sheet as of September 30, 2020.

During the third quarter of 2020, we made an upfront payment of $3.2 million of the $8.2 million aggregate purchase price of the Transferred Assets. We have included this $3.2 million upfront payment within prepaid expenses and other assets in our condensed consolidated balance sheet.

Amherst Merger Agreement and Subsequent Termination and Settlement Agreement

On February 17, 2020, we entered into an Agreement and Plan of Merger (the “Amherst Merger Agreement”) with BAF Holdings, LLC, a Delaware limited liability company (“Parent”), and BAF Sub, LLC, a Maryland limited liability company (“Merger Sub”), each affiliates of Amherst Single Family Residential Partners VI, LP (collectively, “Amherst”), providing for the acquisition of the Company by Parent. Following the approval of the merger, the parties ultimately determined that it was not feasible to proceed with the transaction, and on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25.0 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55.0 million ($12.50 per share) pursuant to an Investment Agreement and provide the Company with a $20.0 million committed Non-Negotiable Promissory Note.

We have included the $25.0 million termination fee received from Amherst within other income in our condensed consolidated statements of operations for the nine months ended September 30, 2020.

Since the termination of the Amherst Merger Agreement, we have continued to operate our business in the ordinary course as a stand-alone company.

Pretium Merger Agreement

On October 19, 2020, we entered into an Agreement and Plan of Merger (the “Pretium Merger Agreement”) with a partnership led by Pretium Midway Holdco, LP, a Delaware limited partnership (“Pretium”), and Midway AcquisitionCo REIT, a Maryland real estate investment trust (“Merger Sub”), and including funds managed by the real estate equity and alternative credit strategies of Ares Management Corporation, providing for the merger of Front Yard into Merger Sub, with Merger Sub surviving the merger and becoming a wholly-owned subsidiary of Pretium (the “Merger Transaction”).

Under the terms of the Pretium Merger Agreement, Front Yard stockholders will receive $13.50 in cash per share upon consummation of the Merger Transaction. The Front Yard Board of Directors has unanimously approved the Pretium Merger Agreement and related transactions and intends to recommend that Front Yard stockholders vote in favor of it at a Special Meeting of Stockholders, to be scheduled as soon as practicable. The Merger Transaction is expected to close in the first quarter of 2021, subject to the approval by the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

For further details of the Pretium Merger Agreement, refer to Note 14.

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

2. Asset Acquisitions and Dispositions

Real estate assets

Real estate acquisitions

During the three months ended September 30, 2020, we acquired no SFR properties. During the three months ended September 30, 2019, we acquired 28 SFR properties for an aggregate purchase price of $3.8 million.

During the nine months ended September 30, 2020 and 2019, we acquired 4 and 85 SFR properties, respectively, for an aggregate purchase price of $0.5 million and $11.1 million, respectively.

Real estate dispositions

During the three months ended September 30, 2020 and 2019, we sold 37 and 126 properties, respectively. Net proceeds of these sales were $5.0 million and $22.6 million, respectively.

During the nine months ended September 30, 2020 and 2019, we sold 149 and 862 properties, respectively. Net proceeds of these sales were $23.8 million and $175.8 million, respectively.

Mortgage loan dispositions and resolutions

On October 7, 2019, we sold the last of our remaining mortgage loans. During the three and nine months ended September 30, 2019, we resolved 5 and 18 mortgage loans, respectively, primarily through short sales, refinancing and foreclosure sales. Net proceeds of these resolutions were $0.2 million and $1.8 million, respectively.

Net gain on real estate and mortgage loans

The following table presents the components of net gain on real estate and mortgage loans during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Conversion of mortgage loans to REO, net	$—	$17	$—	$769
Change in fair value of mortgage loans, net	—	(81)	—	211
Net realized loss on mortgage loans	—	(1,671)	—	(944)
Net realized gain on sales of real estate	176	2,089	1,546	12,937
Net gain on real estate and mortgage loans	$176	$354	$1,546	$12,973

3. Real Estate Assets, Net

The following table presents the number of real estate assets held by the Company by status as of the dates indicated:

September 30, 2020	Held for Use	Held for Sale	Total Portfolio
Rental Properties:
Leased	14,286	—	14,286
Listed and ready for rent	83	—	83
Unit turn	95	—	95
Renovation	30	—	30
Total rental properties	14,494
Previous rentals identified for sale	61	43	104
Legacy REO	5	—	5
	14,560	43	14,603
December 31, 2019
Rental Properties:
Leased	13,711	—	13,711
Listed and ready for rent	371	—	371
Unit turn	369	—	369
Renovation	94	—	94
Total rental properties	14,545
Previous rentals identified for sale	94	87	181
Legacy REO	10	12	22
	14,649	99	14,748

For properties held for sale or identified for future sale, management has determined to divest these properties because they do not meet our residential rental property investment criteria.

Impairment of real estate

During the three months ended September 30, 2020 and 2019, we recognized $0.1 million and $0.5 million, respectively, of impairment on our real estate assets held for sale.

During the nine months ended September 30, 2020 and 2019, we recognized $1.0 million and $3.1 million, respectively, of impairment on our real estate assets held for sale.

4. Fair Value of Financial Instruments

The following table sets forth the carrying value and fair value of our financial assets and liabilities by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 ($ in thousands):

		Level 1	Level 2	Level 3
	Carrying Value	Quoted Prices in Active Markets	Observable Inputs Other Than Level 1 Prices	Unobservable Inputs
September 30, 2020
Recurring basis (assets)
Interest rate cap derivatives (1)	$114	$—	$114	$—
Not recognized on condensed consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,620,968	—	1,630,102	—

December 31, 2019
Recurring basis (assets)
Interest rate cap derivatives (1)	$2,070	$—	$2,070	$—
Not recognized on consolidated balance sheets at fair value (liabilities)
Repurchase and loan agreements	1,644,230	—	1,653,720	—
_____________
(1)Included within prepaid expenses and other assets in the condensed consolidated balance sheets.

We have not transferred any other assets from one level to another level during the nine months ended September 30, 2020. We transferred our mortgage loans at fair value from Level 3 to Level 2 during the third quarter of 2019 due to the contract price being the primary input to the fair value of the mortgage loans prior to the sale of the remaining loans on October 7, 2019. We have not transferred any other assets from one level to another level during the year ended December 31, 2019.

The fair value of our interest rate cap derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.

On October 7, 2019, we sold the last of our remaining mortgage loans. The following table sets forth the changes in our Level 3 assets, which consisted solely of mortgage loans at fair value, during the period indicated ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Mortgage loans at fair value based on Level 3 inputs, beginning balance	$4,372	$8,072
Net gain (loss) on mortgage loans	(1,759)	12
Mortgage loan dispositions, resolutions and payments	1,355	(405)
Real estate tax advances to borrowers	36	65
Transfer of mortgage loans to real estate owned, net	(391)	(4,131)
Transfers out of Level 3	(3,613)	(3,613)
Mortgage loans at fair value based on Level 3 inputs, ending balance	$—	$—

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

We pay interest on all of our borrowings as well as certain other customary fees, administrative costs and expenses each month. As of September 30, 2020, the average annualized interest rate on borrowings under our repurchase and loan agreements was 3.45%, excluding amortization of deferred debt issuance costs and loan discounts.

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
September 30, 2020
CS Repurchase Agreement	6/29/2021		1-month LIBOR + 3.50%	(1)	$118,549	$200,000	$81,451	$125,834
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	96,207
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,149	89,149	—	106,619
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	139,095
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	139,983
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	108,820
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	566,466
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,545	504,545	—	584,202
Amherst Promissory Note	5/4/2022		1-month LIBOR + 5.00%		—	20,000	20,000	—
					1,632,786	$1,734,237	$101,451	$1,867,226
Less: unamortized loan discounts					(2,684)
Less: deferred debt issuance costs					(9,134)
					$1,620,968

December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________
(1)Subject to a 1-month LIBOR floor of 0.50%.
(2)Represents the current maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019. We intend to exercise our option to extend the maturity date until November 9, 2021.
(3)The interest rate is capped at 4.40% under an interest rate cap derivative. See Note 10.
(4)The interest rate is capped at 4.30% under an interest rate cap derivative. See Note 10.

Additional details regarding the above repurchase and loan agreements are as follows:

CS Repurchase Agreement

Credit Suisse AG (“CS”) is the lender on the repurchase agreement entered into on March 22, 2013, (the “CS Repurchase Agreement”), which has been amended on multiple occasions. Under the terms of the CS Repurchase Agreement, as collateral for the funds drawn thereunder, subject to certain conditions, our operating partnership and/or one or more of our limited liability company subsidiaries sell to the lender equity interests in the Delaware statutory trust subsidiary or limited liability company, as applicable, that owns the applicable underlying REO assets on our behalf. We may be required to repay a portion of the amounts outstanding under the CS Repurchase Agreement should the loan-to-value ratio of the funded collateral decline. The price paid by the lender for each real estate asset we finance under the CS Repurchase Agreement is based on a percentage of the market value of such asset. With respect to funds drawn under the CS Repurchase Agreement, our applicable subsidiary is required to pay the lender interest monthly and certain other customary fees, administrative costs and expenses to maintain and administer the CS Repurchase Agreement. We do not collateralize our repurchase facility with cash. The CS Repurchase Agreement contains customary events of default and is fully guaranteed by us.

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

FYR SFR Loan Agreement

On August 8, 2018, FYR SFR Borrower, LLC (“FYR SFR Borrower”), our wholly owned subsidiary, entered into a loan agreement (the “FYR SFR Loan Agreement”) with Berkadia Commercial Mortgage LLC, as lender (“Berkadia”) secured by 2,798 properties acquired on August 8, 2018 (the “RHA Acquired Properties”) as well as 2,015 other properties already owned by us and previously financed on our existing warehouse facilities with other lenders (together, the “FYR SFR Collateral Properties”). The FYR SFR Loan Agreement was originated as part of the Federal Home Loan Mortgage Corporation’s (“Freddie Mac”) single-family rental pilot program and has been purchased from Berkadia by Freddie Mac. The FYR SFR Loan Agreement contains customary events of default and is secured by the equity interests of FYR SFR Borrower and mortgages on the collateral properties. In connection with the FYR SFR Loan Agreement, we maintained $4.1 million and $0.6 million in escrow for future payments of property taxes and repairs and maintenance as of September 30, 2020 and December 31, 2019, respectively.

MS Loan Agreement

On December 7, 2018, our wholly owned subsidiary, HOME SFR Borrower, LLC (“HOME Borrower”), entered into a loan agreement (the “MS Loan Agreement”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) and such other persons that may from time to time become a party to the MS Loan as lenders. The MS Loan Agreement can be prepaid without penalty at any time after December 7, 2021. The MS Loan Agreement contains customary events of default and is secured by the equity interests in HOME Borrower and mortgages on its 4,258 SFR properties. In connection with the MS Loan Agreement, we maintained $10.5 million and $4.9 million in escrow for future payments of property taxes, insurance, HOA dues, repairs and maintenance and other amounts as required by the MS Loan Agreement as of September 30, 2020 and December 31, 2019, respectively.

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

Future contractual rents for the 14,286 properties that were leased as of September 30, 2020 are as follows ($ in thousands):

2020 (1)	$49,595
2021	74,797
2022	2,241
2023	12
2024	—
Thereafter	—
$126,645
_____________
(1)Excludes the nine months ended September 30, 2020.

Front Yard as Lessee

We lease office space and automobiles throughout the United States to support our property management function. We include lease right-of-use assets as a component of prepaid assets and other expenses, and we include lease liabilities as a component of accounts payable and accrued liabilities.

Operating Leases

We lease office space under various operating leases. As of September 30, 2020 and December 31, 2019, we applied a weighted average discount rate of 4.76% and 4.70%, respectively, to our office leases. We determine the discount rate for each lease to be either the discount rate stated in the lease agreement or the rate that we would be charged to finance real estate assets. Our weighted average remaining lease term was 1.5 years and 1.9 years as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, our operating leases resulted in rent expense related to long-term leases of $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2020 and 2019, our operating leases resulted in rent expense related to long-term leases of $0.5 million and $0.5 million, respectively. Such expense is allocated amongst residential property operating expenses, property management expenses and general and administrative expenses.

At September 30, 2020 and December 31, 2019, we had operating lease right-of-use assets of $0.5 million and $0.9 million, respectively.

The following table presents our future lease obligations under our operating leases as of September 30, 2020 ($ in thousands):

Operating Lease Liabilities
2020 (1)	$153
2021	250
2022	122
2023	—
2024	—
Thereafter	—
Total lease payments	525
Less: interest	18
Lease liabilities	$507
_____________
(1)Excludes the nine months ended September 30, 2020.

Finance Leases

We lease vehicles under a master finance lease arrangement. At September 30, 2020 and December 31, 2019, the weighted average discount rate applied to our vehicle leases was 7.79% and 6.87%, respectively, based on the rates implied in the individual lease agreements. The weighted average remaining lease term was 3.2 years and 3.7 years as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, our finance leases resulted in $0.2 million and $0.2 million, respectively, of amortization of our lease right-of-use assets. During the nine months ended September 30, 2020 and 2019, our finance leases resulted in $0.7 million and $0.5 million, respectively, of amortization of our lease right-of-use assets. Such expense is allocated amongst residential property operating expense, property management expenses and general and administrative expenses.

At September 30, 2020 and December 31, 2019, we had finance lease right-of-use assets of $2.3 million and $2.9 million, respectively.

The following table presents our future lease obligations under our finance leases as of September 30, 2020 ($ in thousands):

Finance Lease Liabilities
2020 (1)	$238
2021	917
2022	450
2023	120
2024	30
Thereafter	—
Total lease payments	1,755
Less: interest	132
Lease liabilities	$1,623
_____________
(1)Excludes the nine months ended September 30, 2020.

7. Commitments and Contingencies

Litigation, claims and assessments

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. We believe the matters to which we were party as of September 30, 2020 will not have a materially adverse effect on our financial position or results of operations upon resolution. The following new legal action was commenced in the third quarter of 2020:

Altisource Portfolio Solutions S.A., et al. v. Front Yard Residential Corporation

On August 17, 2020, two purported Company stockholders, Altisource Portfolio Solutions S.A. and Altisource S.A.R.L. (collectively, “Altisource”), commenced an action against us in the Circuit Court for Baltimore City, captioned Altisource Portfolio Solutions S.A. and Altisource S.A.R.L. v. Front Yard Residential Corp., No. 24-c-20-0033529 (Md. Cir. Ct. Baltimore City) (the “Action”). Altisource generally alleges that it was fraudulently induced to hold its position in the Company, including by signing a support agreement in connection with the terminated Agreement and Plan of Merger between the Company and Amherst Residential Partners IV, L.P., and by alleged misstatements and omissions concerning the likelihood that the Amherst transaction would close. The Company believes the claims are without merit and intends to vigorously defend the Action.

Potential purchase adjustments of certain properties sold

In January 2020, we received notice regarding potential purchase price adjustment/indemnification claims of up to $1.2 million relating to certain real estate sold in January 2019. We are investigating these claims, and, if they are determined to be valid, we may be required to forfeit a portion of the sales proceeds to the purchaser, based on the terms of the purchase agreement. At September 30, 2020, we have reserved $0.8 million of indemnity loss, which is included in net realized gains and losses on mortgage loans and real estate.

Acquisition from AAMC under the Termination Agreement

On August 13, 2020, we entered into the Termination Agreement with AAMC, facilitating our transition from an externally managed REIT to an internally managed REIT. In connection therewith, we expect to acquire the equity interests of AAMC’s Indian subsidiary and the equity interests of AAMC’s Cayman Islands subsidiary as well as certain other operational assets and employees of AAMC. The purchase price for this acquisition of the Transferred Assets is $8.2 million, consisting of an upfront payment of $3.2 million, which was paid in cash on August 17, 2020, and a payment of $5.0 million in cash or Front Yard common stock, at our election, on the Termination Date.

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

8. Related-Party Transactions

On August 13, 2020, Front Yard and AAMC entered into the Termination Agreement, pursuant to which they have agreed to effectively internalize the asset management function of Front Yard. The Termination Agreement provides that the Amended AMA will terminate following a transition period to enable the internalization of Front Yard’s asset management function, allow for the assignment of certain vendor contracts and implement the transfer of certain employees to Front Yard and the training of required replacement employees at each company. The transition period will end at the time that Front Yard and AAMC mutually agree that all required transition activities have been successfully completed, which will occur no later than February 9, 2021. On the Termination Date, the Amended AMA will terminate, and AAMC will no longer provide services to Front Yard under the Amended AMA.

Terms of the Amended AMA

Front Yard and AAMC entered into an amended and restated asset management agreement (the “Amended AMA”) on May 7, 2019. The Amended AMA amended and restated, in its entirety, the asset management agreement previously entered into on March 31, 2015, as amended on April 7, 2015. The Amended AMA has an initial term of five years and could renew automatically each year thereafter for an additional one-year term, subject in each case to certain termination provisions, including termination by Front Yard without cause for any reason or no reason.

The Amended AMA provides for a management fee structure that provides AAMC with a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon Front Yard's performance and are subject to potential downward adjustments and an aggregate fee cap. The Base Management Fee under the Amended AMA is subject to a quarterly minimum of $3,584,000. The Amended AMA also required that the Base Management Fee would increase commencing after
Front Yard’s per share Adjusted AFFO (as defined in the Amended AMA) reaching $0.15 (“Additional Base Fees”). To date, AAMC has earned no Additional Base Fees or Incentive Fees under the Amended AMA. We expect to pay the minimum Base Management Fee through the date that Front Yard and AAMC mutually agree that all required transition activities have been successfully completed, subject to proration for partial quarters; thereafter, we expect to no longer pay management fees to AAMC.

AAMC is responsible for all of its own costs and expenses other than the expenses related to compensation of Front Yard’s dedicated general counsel and, beginning in January 2020, certain specified employees who provide direct property management services to Front Yard. Front Yard and its subsidiaries pay their own costs and expenses, and, to the extent such Front Yard expenses are initially paid by AAMC, Front Yard is required to reimburse us for such reasonable costs and expenses.

Terms of the Former AMA with AAMC

On March 31, 2015, we entered into the Former AMA with AAMC. The Former AMA, which was effective from April 1, 2015 through May 7, 2019, provided for a management fee structure as follows:

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

Because we had more than 4,500 Rental Properties, until the entry into the Amended AMA, AAMC was entitled to receive a base management fee of 2.0% of our invested capital and a potential incentive management fee percentage of 25% of the amount by which we exceeded our then-required return on invested capital threshold.

Under the Former AMA, we had reimbursed AAMC for the compensation and benefits of the General Counsel dedicated to us and certain other out-of-pocket expenses incurred by AAMC on our behalf.

The Former AMA required that AAMC continue to serve as our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions, subject to our achieving an average annual return on invested capital of at least 7.0%. Neither party was entitled to terminate the Former AMA prior to the end of the initial term, or each renewal term, other than termination by (a) us and/or AAMC “for cause” for certain events such as a material breach of the Former AMA and failure to cure such breach, (b) us for certain other reasons such as our failure to achieve a return on invested capital of at least 7.0% for two consecutive fiscal years after the third anniversary of the Former AMA and (c) us in connection with certain change of control events; nonetheless, AAMC and Front Yard terminated the Former AMA in connection with their entry into the Amended AMA.

Summary of related-party transactions

The following table presents our significant transactions with AAMC, which is a related party, for the periods indicated ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Base management fees (1)	$3,584	$3,584	$10,752	$10,686
Conversion fees (1)	—	—	—	29
Expense reimbursements (2)	626	250	1,707	920
Termination fee	46,000	—	46,000	—
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

On August 12, 2019, we granted an aggregate of 49,952 restricted stock units with a weighted average grant date fair value of $11.21 per share to our non-management directors.

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

We recorded $1.6 million and $4.0 million of share-based compensation expense for the three and nine months ended September 30, 2020, respectively, and we recorded $1.5 million and $4.4 million of share-based compensation expense for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, we had $7.2 million and $4.7 million, respectively, of unrecognized share-based compensation cost remaining with respect to awards granted under our 2016 and 2019 Equity Incentive Plans to be recognized over a weighted average remaining estimated term of 1.3 years and 1.0 year, respectively.

2012 Conversion Option Plan and 2012 Special Conversion Option Plan

On December 21, 2012, as part of our separation transaction from Altisource Portfolio Solutions S.A. (“ASPS”), we issued stock options under the 2012 Conversion Option Plan and 2012 Special Conversion Option Plan to holders of ASPS stock options to purchase shares of our common stock in a ratio of one share of our common stock to every three shares of ASPS common stock. The options were granted as part of our separation to employees of ASPS and/or Ocwen Financial Corporation solely to give effect to the exchange ratio in the separation, and we do not include share-based compensation expense related to these options in our consolidated statements of operations because they are not related to our incentive compensation. As of September 30, 2020, options to purchase an aggregate of 4,583 shares of our common stock were remaining under the Conversion Option Plan and Special Conversion Option Plan.

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

Designated Hedges

We have entered into various interest rate cap agreements to mitigate potential increases in interest payments on our floating rate debt. The interest rate caps we currently hold have been designated as and are being accounted for as cash flow hedges with changes in fair value recorded in other comprehensive income or loss each reporting period. Amounts reported in accumulated other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that $6.2 million will be reclassified to interest expense.

No gain or loss was recognized related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedges during the three and nine months ended September 30, 2020 or 2019.

The table below summarizes our interest rate cap instruments as of September 30, 2020 ($ in thousands):

Effective Date	Termination Date	Strike Rate	Benchmark Rate	Notional Amount
November 2, 2018	May 9, 2024	2.50%	One-month LIBOR	$505,000
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	83,270
October 16, 2018	October 15, 2022	2.30%	One-month LIBOR	89,149

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets ($ in thousands)

	Asset Derivatives
	Balance Sheet Location	Fair Value as of
		September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$114	$2,070
Total		$114	$2,070

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations ($ in thousands)

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months ended September 30,			Three Months ended September 30,		Three Months ended September 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(245)	$(1,463)	Interest expense	$(1,419)	$(1,430)	$17,378	$21,135

	Amount of Gain (Loss) Recognized in OCI on Derivative (effective portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (effective portion)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Nine Months ended September 30,			Nine Months ended September 30,		Nine Months ended September 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships
Interest rate caps	$(1,956)	$(12,554)	Interest expense	$(4,180)	$(3,665)	$55,790	$63,810

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

Our condensed consolidated financial statements include the operations of our taxable REIT subsidiaries (each a “TRS”), which is subject to federal, state and local income taxes on its taxable income. From inception through September 30, 2020, the TRS has operated at a cumulative taxable loss, which resulted in our recording a deferred tax asset with a corresponding valuation allowance.

As of September 30, 2020 and 2019, we did not accrue interest or penalties associated with any unrecognized tax benefits. We recorded nominal state and local tax expense along with nominal penalties and interest on income and property for each of the three and nine months ended September 30, 2020 and 2019.

12. Earnings Per Share

The following table sets forth the components of diluted loss per share (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net loss	$(63,177)	$(36,368)	$(79,397)	$(79,893)

Denominator
Weighted average common stock outstanding – basic	58,747,146	53,857,616	56,329,863	53,735,106
Weighted average common stock outstanding – diluted	58,747,146	53,857,616	56,329,863	53,735,106

Loss per basic common share	$(1.08)	$(0.68)	$(1.41)	$(1.49)
Loss per diluted common share	$(1.08)	$(0.68)	$(1.41)	$(1.49)

We excluded the items presented below from the calculation of diluted loss per share as they were antidilutive for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Denominator (in weighted-average shares)
Stock options	2,612	96,861	34,872	69,452
Restricted stock	557,703	504,268	633,368	442,016

13. Segment Information

Our primary business is the acquisition and ownership of SFR assets. Our primary sourcing strategy is to acquire these assets by purchasing SFR properties, either on an individual basis or in pools. As a result, we operate in a single segment focused on the acquisition and ownership of rental residential properties.

14. Subsequent Events

Management has evaluated the impact of all subsequent events through the issuance of these interim condensed consolidated financial statements and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as follows:

Pretium Merger Agreement

On October 19, 2020, the Company entered into the Pretium Merger Agreement, pursuant to which the Company will be acquired by a partnership led by Pretium, including funds managed by the real estate equity and alternative credit strategies of Ares Management Corporation.

The Pretium Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Pretium Merger Agreement, at the effective time of the merger (“Effective Time”), the Company will merge with and into Merger Sub in the Merger Transaction, with Merger Sub as the successor in the Merger and continuing as a wholly owned subsidiary of Pretium.

Pursuant to the Pretium Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (the “Shares” and each, a “Share”) issued and outstanding immediately prior to the Effective Time (other than Shares owned by Pretium, Merger Sub or any Company Subsidiary) shall be converted into the right to receive $13.50 per Share in cash without interest and subject to deduction for any required withholding tax (the “Merger Consideration”).

The parties’ obligation to consummate the Merger Transaction is subject to the satisfaction or waiver of conditions set forth in the Pretium Merger Agreement, including: (i) the approval of the Pretium Merger Agreement and Merger Transaction by the holders of a majority of the outstanding Shares entitled to vote thereon, (ii) the absence of any law or governmental order prohibiting the Merger Transaction, (iii) the Company’s receipt of a tax opinion relating to the REIT status of the Company, (iv) (A) each of the existing lender consents to the Merger Transaction under certain of the Company’s existing credit facilities shall remain in full force and effect and, if in escrow pending the consummation of the Merger Transaction, shall be released from escrow at the closing, and shall be effective not later than, and substantially concurrently with, the consummation of the Merger Transaction, and (B) a consent to the Merger Transaction under the Company’s credit facility with the Federal Home Loan Mortgage Corporation shall have been delivered to the Company, shall be in full force and effect and shall be effective not later than, and substantially concurrently with, the consummation of the Merger Transaction, (v) no specified event of default or financial covenant event of default shall have occurred and be continuing under any of the existing credit facilities and (vi) certain other customary conditions relating to the parties’ representations and warranties in the Pretium Merger Agreement and the performance of their respective obligations.

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

We have been managed by Altisource Asset Management Corporation (“AAMC” or our “Manager”), on which we have relied upon to provide us with dedicated personnel to administer our business and perform certain of our corporate governance functions. AAMC also has provided portfolio management services in connection with our acquisition and management of SFR properties and the ongoing disposition and management of our remaining REO properties.

On March 31, 2015, we entered into an asset management agreement (the “Former AMA”), under which AAMC was our exclusive asset manager for an initial term of 15 years from April 1, 2015, with two potential five-year extensions. On May 7, 2019, we entered into an amended and restated asset management agreement (the “Amended AMA”), under which AAMC has been our exclusive asset manager for an initial term of five years. For further details of these asset management agreements, refer to Item 1 - Financial Statements (Unaudited) - Note 8, “Related-Party Transactions.”

Termination of the Amended AMA

On August 13, 2020, Front Yard and AAMC entered into Termination and Transition Agreement (the “Termination Agreement”), pursuant to which they have agreed to terminate the Amended AMA after a transition period, thereby effectively internalizing the asset management function of Front Yard in exchange for payment of a termination fee to AAMC. In connection with the internalization, Front Yard will acquire the equity interests of AAMC's Indian subsidiary, the equity interests of AAMC's Cayman Islands subsidiary, the right to solicit and hire designated AAMC employees that currently oversee the management of Front Yard's business and other assets of AAMC that are used in connection with the operation of Front Yard's business (the “Transferred Assets”). Once the transition period is complete and the Amended AMA is terminated, we expect to no longer pay any management fees to AAMC; however, we will then be responsible for the ongoing employment and other costs associated with the internalization of our asset management function. For a description of the Termination Agreement and its key terms, please see Item 1 - Financial statements (unaudited) - “Note 1. Organization and Basis of Presentation.”

Management Overview

Pretium Merger Agreement

On October 19, 2020, we entered into an Agreement and Plan of Merger (the “Pretium Merger Agreement”) with Pretium Midway Holdco, LP, a Delaware limited partnership (“Pretium”), and Midway AcquisitionCo REIT, a Maryland real estate investment trust (“Merger Sub”), and including funds managed by the real estate equity and alternative credit strategies of Ares Management Corporation, providing for the merger of Front Yard into Merger Sub, with Merger Sub surviving the merger and becoming a wholly-owned subsidiary of Pretium (the “Merger Transaction”).

Under the terms of the Pretium Merger Agreement, Front Yard shareholders will receive $13.50 in cash per share upon consummation of the transaction. The per share purchase price represents a premium of approximately 35.5% over Front Yard’s closing share price on October 16, 2020, the last trading day prior to today’s announcement, and 45.4% over Front Yard’s one-month volume-weighted average share price.

The Front Yard Board of Directors has unanimously approved the Pretium Merger Agreement and the Merger Transaction and intends to recommend that Front Yard stockholders vote in favor of the Merger Transaction at a Special Meeting of Stockholders, to be scheduled as soon as practicable. The transaction is expected to close in the first quarter of 2021, subject to the approval by the holders of a majority of Front Yard’s outstanding shares and the satisfaction of customary closing conditions.

For further details of the Pretium Merger Agreement, refer to Item 1 - Financial Statements (Unaudited) - “Note 14. Subsequent Events.”

Operations Update

During the third quarter of 2020, we have continued to realize very strong operating metrics with record levels in occupancy rates and unit turn timelines, despite the COVID-19 pandemic. During this time of crisis, we continue to be highly committed to our residents, employees and the communities which we serve.

We have also continued to optimize the performance of our SFR portfolio by marketing certain rental properties for sale that do not meet our strategic objectives. During the quarter ended September 30, 2020, we sold 34 non-core rental homes on an individual basis, and we have identified 104 non-core rental properties for sale as of September 30, 2020. We also disposed of 3 non-rental REO properties, and we had 5 non-rental REO properties remaining to be sold as of September 30, 2020. We believe these non-core asset sales will allow us to improve our operating efficiency, recycle capital that may be used to purchase pools of stabilized rental homes at attractive yields, repurchase common stock, pay down debt or utilize the proceeds for such other purposes as we determine will best serve our stockholders.

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

We are aware that the pandemic may impact our residents both financially and emotionally. We are highly committed to working with our residents to ease concerns and, where necessary, we have been proactively established mutually beneficial payment options to assist our residents in need through this difficult time. Our collections for the third quarter of 2020 were only slightly below our previous quarters’ average collection rates; however, the impact on future months is difficult to predict.

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

In addition, demand for a safe and clean home is at a premium to help ease the emotional stress of the pandemic. Our occupancy continues to be strong with 98.8% of stabilized properties leased as of September 30, 2020.

We believe that our business model is resilient and that we are well positioned to endure the COVID-19 pandemic.

Portfolio Overview

Real Estate Assets

The following table presents the number of real estate assets by status as of the dates indicated:

	Held for Use			Held for Sale	Total Portfolio
September 30, 2020	Stabilized	Non-Stabilized	Total
Rental properties:
Leased	14,286	—	14,286	—	14,286
Listed and ready for rent	81	2	83	—	83
Unit turn	95	—	95	—	95
Renovation	—	30	30	—	30
Total rental portfolio	14,462	32	14,494
Previous rentals identified for sale	—	61	61	43	104
Legacy REO	—	5	5	—	5
	14,462	98	14,560	43	14,603
December 31, 2019
Rental properties:
Leased	13,711	—	13,711	—	13,711
Listed and ready for rent	357	14	371	—	371
Unit turn	369	—	369	—	369
Renovation	—	94	94	—	94
Total rental portfolio	14,437	108	14,545
Previous rentals identified for sale	—	94	94	87	181
Legacy REO	—	10	10	12	22
	14,437	212	14,649	99	14,748

We define a property as stabilized once it has been renovated and then initially leased or available for rent for a period greater than 90 days. All other homes are considered non-stabilized. Homes are considered stabilized even after subsequent resident turnover. However, homes may be removed from the stabilized home portfolio and placed in the non-stabilized home portfolio due to renovation during the home lifecycle or because they are identified for sale. At September 30, 2020, 98.8% of our stabilized properties were leased.

The following table sets forth a summary of our real estate portfolio as of September 30, 2020 ($ in thousands):

State	Number of Properties	Carrying Value (1)	Average Age in Years
Georgia	4,370	$465,513	38
Florida	2,077	297,885	41
Texas	1,923	269,820	30
Tennessee	1,467	199,743	25
North Carolina	867	112,548	27
Alabama	719	78,563	43
Indiana	664	79,959	25
Minnesota	623	104,859	79
Missouri	484	66,753	43
Oklahoma	305	41,843	29
All other rentals	995	142,491	36
Total rental portfolio	14,494	1,859,977	37
Rental properties held for sale	43	5,454	51
Previous rentals identified for sale	61	6,566	40
Total rental properties	14,598	1,871,997	36
Legacy REO	5	1,075	49
Total	14,603	$1,873,072	36
_____________
(1)The carrying value of an asset held for use is based on historical cost, plus renovation costs, net of any accumulated depreciation and impairment. Assets held for sale are carried at the lower of the carrying amount or estimated fair value less costs to sell.

Real Estate Acquisitions and Dispositions

The following table summarizes changes in our real estate assets for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Beginning count of real estate assets	14,640	14,772	14,748	15,445
Acquisitions	—	28	4	85
Dispositions	(37)	(126)	(149)	(862)
Mortgage loan conversions to REO, net	—	—	—	4
Other additions	—	—	—	2
Ending count of real estate assets	14,603	14,674	14,603	14,674

For further information regarding our real estate acquisition and disposition activities, refer to Item 1 - Financial Statements (Unaudited) - Note 2, “Asset Acquisitions and Dispositions.”

Mortgage Loan Assets

We liquidated the last of our remaining mortgage loans during the fourth quarter of 2019.

The following table summarizes changes in our mortgage loans at fair value for the periods indicated:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Mortgage Loans at Fair Value
Beginning	57	74
Resolutions and dispositions	(5)	(18)
Mortgage loan conversions to REO, net	—	(4)
Ending	52	52

Metrics Affecting Our Consolidated Results

Revenues

Our revenues primarily consist of rental revenues. Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the leases in residential rental revenues. Therefore, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. We believe the key variables that will affect our rental revenues over the long term will be the size of our SFR portfolio, average occupancy levels and rental rates. The majority of our leases are for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves expenses such as additional renovation costs and leasing expenses or reduced rental revenues. Our rental properties had an average annual rental rate of $16,140 per home for the 14,286 stabilized properties that were leased at September 30, 2020.

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

iv.    Acquisition and integration costs. Acquisition and integration costs include expenses associated with acquisitions as well as duplicative or non-recurring costs associated with the internalization of our property and asset management function. We expect the majority of our asset acquisitions will not meet the definition of a business; therefore, we expect that the majority of acquisition costs will be capitalized into the cost basis of such assets.

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

ix.    General and administrative. General and administrative expenses consist of the costs related to the general operation and overall administration of our business, including compensation and benefits of certain employees. In addition, general administrative expenses include expense reimbursements to AAMC, which include the compensation and benefits of the General Counsel dedicated to us and, beginning in January 2020, certain specified employees who provide direct property management and other services to Front Yard as well as certain out-of-pocket expenses incurred by AAMC on our behalf.

x.    Management fees to AAMC. Under the Amended AMA, our management fees to AAMC include a quarterly Base Management Fee and a potential annual Incentive Fee, each of which are dependent upon our performance and are subject to potential downward adjustments and an aggregate fee cap. Beginning in the third quarter of 2019, the quarterly Base Management Fee under the Amended AMA is subject to a minimum of $3,584,000. Under the Former AMA, our management fees to AAMC included a base management fee and a conversion fee. The base management fee was calculated as a percentage of our average invested capital, and the conversion fee was based on the number and value of mortgage loans and/or REO properties that Front Yard converted to rental properties for the first time in each period. Once the transition period is complete and the Amended AMA is terminated, we expect to no longer pay any management fees to AAMC. For information regarding our management fees to AAMC, refer to Item 1 - Financial Statements (Unaudited) - Note 8, “Related-Party Transactions.”

xi.    Termination fee to AAMC. Pursuant to the Termination Agreement, we agreed to pay an aggregate termination fee of $46.0 million to AAMC, which we recognized in the third quarter of 2020, to terminate the Amended AMA after the completion of a transition period.

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

Results of Operations

The following sets forth discussion of our results of operations for the three and nine months ended September 30, 2020 versus the three and nine months ended September 30, 2019. Our results of operations for the periods presented are not indicative of our expected results in future periods.

Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

Rental revenues

Rental revenues increased to $56.9 million and $166.4 million for the three and nine months ended September 30, 2020, respectively, compared to $50.8 million and $154.9 million for the three and nine months ended September 30, 2019, respectively. This increase is primarily attributable to improved occupancy, rent increases and better collections.

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

Residential property operating expenses

Residential property operating expenses were $20.0 million and $57.7 million for the three and nine months ended September 30, 2020, respectively compared to $20.8 million and $58.2 million for the three and nine months ended September 30, 2019, respectively. The small decrease is primarily due to lower external vendor costs driven by an increase in the utilization of internal employees to complete maintenance and turn work, partially offset by increases in property taxes and insurance and compensation expense related to increased headcount of repair and maintenance employees.

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

Property management expenses

Property management expenses were $3.6 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, compared to $4.2 million and $11.4 million for the three and nine months ended September 30, 2019, respectively. The decrease for three months ended September 30, 2020 is primarily due to reduced call center and lower eviction-related costs.

Depreciation and amortization

We incurred $20.2 million and $60.8 million in depreciation and amortization for the three and nine months ended September 30, 2020, respectively, compared to $19.7 million and $62.0 million for the three and nine months ended September 30, 2019, respectively. The increase quarter over quarter is primarily driven by an increase in depreciable real estate assets. The decrease year over year is primarily driven by reduced amortization of lease-in-place intangible assets during 2020, partially offset by an increase in depreciable real estate assets.

Generally, we expect to incur increasing depreciation and amortization if and when we place more residential properties into leasing service. Depreciation and amortization are non-cash expenditures that generally are not expected to be indicative of the market value or condition of our residential rental properties.

Depreciation and amortization includes amortization of lease-in-place intangible assets associated with our real estate acquisitions and will vary depending upon our acquisition activity. We recognized a nominal amount and $0.5 million of lease-in-place intangible asset amortization for the three and nine months ended September 30, 2020, respectively, compared to $0.1 million and $2.8 million for the three and nine months ended September 30, 2019, respectively.

Acquisition and integration costs

We incurred $0.8 million and $0.9 million of acquisition and integration costs for the three and nine months ended September 30, 2020, respectively, compared to $0.2 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. The increase quarter over quarter is primarily driven by costs recognized in relation to the internalization of our asset management function during the third quarter of 2020. The decrease year over year is primarily driven by the non-recurrence of costs in the first nine months of 2019 associated with the internalization of the property management function that began in 2018.

Impairment

We recognized $0.1 million and $1.0 million of impairment on our real estate assets for the three and nine months ended September 30, 2020, respectively, compared to $0.5 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. These declines are primarily driven by the reduction in the remaining non-rental REO properties in our portfolio.

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

Mortgage loan servicing costs

We incurred no mortgage loan servicing costs for the three and nine months ended September 30, 2020 due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019. We incurred mortgage loan servicing costs of $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. We incurred mortgage loan servicing and foreclosure costs as our mortgage loan servicers provided servicing for our loans and paid for advances relating to property insurance, foreclosure attorney fees, foreclosure costs and property preservation. We do not expect to incur mortgage loan servicing costs in future periods.

Interest expense

Interest expense relates to borrowings under our debt facilities and includes amortization of deferred debt issuance costs and loan discounts and mark-to-market adjustments of our interest rate caps. Interest expense decreased to $17.4 million and $55.8 million for the three and nine months ended September 30, 2020, respectively, from $21.1 million and $63.8 million for the three and nine months ended September 30, 2019, respectively. The decrease was primarily driven by decreases in the floating component of our contractual interest rates on certain of our debt. Interest expense also includes non-cash interest expense related to our interest rate cap derivatives, which was $1.4 million and $4.2 million for the three and nine months ended September 30, 2020, respectively, compared to $1.4 million and $3.7 million for the three and nine months ended September 30, 2019, respectively.

Certain interest rates under our repurchase and loan agreements are subject to change based on changes in the relevant index. We also expect our interest expense to increase as our debt increases to fund and/or leverage our ownership of existing and future portfolios we may acquire.

Share-based compensation

Share-based compensation expense was $1.6 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, compared to $1.5 million and $4.4 million for the three and nine months ended September 30, 2019, respectively. This decrease for the nine months ended September 30, 2020 is primarily due to prior grants of restricted stock units becoming fully amortized in March and May 2020, partially offset by grants of restricted stock units to certain of our employees and employees of AAMC on June 22, 2020.

General and administrative expenses

General and administrative expenses increased to $6.6 million and $23.3 million for the three and nine months ended September 30, 2020, respectively, from $5.5 million and $19.3 million for the three and nine months ended September 30, 2019, respectively. The increase was primarily driven by legal and professional fees associated with the Pretium Merger Agreement, stockholder activism and the termination of the Amended AMA.

Management fees

We incurred base management fees to AAMC of $3.6 million and $10.8 million during the three and nine months ended September 30, 2020, respectively, compared to $3.6 million and $10.7 million during the three and nine months ended September 30, 2019, respectively. The small increase in base management fees during the nine months ended September 30, 2020 is primarily driven by the Minimum Base Fee of $3.6 million per quarter becoming applicable beginning in May 2019.

Under the Amended AMA, we no longer pay conversion fees to AAMC. During the three and nine months ended September 30, 2019, we incurred conversion fees to AAMC of $0 and $29,000, respectively. Conversion fees fluctuated dependent upon the number and fair market value of properties converted to rented properties for the first time during the quarter.

Termination fee

Pursuant to the Termination Agreement, we agreed to pay an aggregation fee of $46.0 million to AAMC, which we recognized in the third quarter of 2020, to terminate the Amended AMA after the completion of a transition period.

Net gain on real estate and mortgage loans

The following table presents the components of net gain on real estate and mortgage loans during the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Conversion of mortgage loans to REO, net	$—	$17	$—	$769
Change in fair value of mortgage loans, net	—	(81)	—	211
Net realized loss on mortgage loans	—	(1,671)	—	(944)
Net realized gain on sales of real estate	176	2,089	1,546	12,937
Net gain on real estate and mortgage loans	$176	$354	$1,546	$12,973

Due to our liquidation of the last of our remaining mortgage loans during the fourth quarter of 2019, we no longer expect to recognize unrealized gains on conversion of mortgage loans to REO, changes in the fair value of mortgage loans or realized gains or losses on mortgage loans.

The reduction in net realized gain on sales of real estate is primarily driven by a reduction in the number of properties sold. We sold 37 and 149 properties during the three and nine months ended September 30, 2020, respectively, compared to 126 and 862 properties during the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $84.4 million compared to $43.7 million as of December 31, 2019. Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our financing arrangements). We are required to distribute at least 90% of our taxable income each year to our stockholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We were initially funded with $100.0 million on December 21, 2012. Since our inception, our primary sources of liquidity have been proceeds from equity offerings, borrowings under our repurchase and loan agreements and securitization financings, cash generated from our rental portfolio and liquidations of non-core assets. We expect that our existing business strategy will require additional debt and/or equity financing. We continue to explore a variety of financing sources to support our growth, including, but not limited to, debt financing through bank warehouse lines of credit, additional and/or amended repurchase agreements, term financing, seller financing arrangements, securitization transactions and additional debt or equity offerings. As disclosed above, we expect to pay an aggregate of $36.0 million (of which up to $21.0 million may be paid in shares of Front Yard stock in lieu of cash at our option) to AAMC pursuant to the Termination Agreement upon completion of the termination of the Amended AMA. Based on our current borrowing capacity, leverage ratio and remaining payment requirements under the Termination Agreement, we believe that these sources of liquidity will be sufficient to enable us to meet anticipated short-term (one year) liquidity requirements, including paying expenses on our existing residential rental portfolio, funding distributions to our stockholders (if any), paying fees to AAMC under the AMA and general corporate expenses. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. If we are unable to renew, replace or expand our sources of financing, our business, financial condition, liquidity and results of operations may be materially and adversely affected.

As previously disclosed, on May 4, 2020, we entered into a Termination and Settlement Agreement to terminate the Amherst Merger Agreement. Pursuant to the Termination and Settlement Agreement, Amherst agreed to pay the Company a $25 million cash termination fee, purchase from the Company 4.4 million shares of Front Yard common stock for an aggregate cash purchase price of $55 million ($12.50 per share) pursuant to an Investment Agreement and provide the Company with a $20 million committed Non-Negotiable Promissory Note. The proceeds of the Termination and Settlement Agreement were the primary driver of our increased liquidity since December 31, 2019. For further details of the Termination and Settlement Agreement, the Investment Agreement and the Non-Negotiable Promissory Note, please refer to our Current Report on Form 8-K filed with the SEC on May 5, 2020.

Repurchase and Loan Agreements

The following table sets forth data with respect to our repurchase and loan agreements as of September 30, 2020 and December 31, 2019 ($ in thousands):

	Maturity Date		Interest Rate		Amount Outstanding	Maximum Borrowing Capacity	Amount of Available Funding	Book Value of Collateral
September 30, 2020
CS Repurchase Agreement	6/29/2021		1-month LIBOR + 3.50%	(1)	$118,549	$200,000	$81,451	$125,834
HOME II Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	83,270	83,270	—	96,207
HOME III Loan Agreement	11/9/2020	(2)	1-month LIBOR + 2.10%	(3)	89,149	89,149	—	106,619
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	139,095
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	139,983
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	108,820
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	566,466
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%	(4)	504,545	504,545	—	584,202
Amherst Promissory Note	5/4/2022		1-month LIBOR + 5.00%		—	20,000	20,000	—
					1,632,786	$1,734,237	$101,451	$1,867,226
Less: unamortized loan discounts					(2,684)
Less: deferred debt issuance costs					(9,134)
					$1,620,968
December 31, 2019
CS Repurchase Agreement	2/15/2020		1-month LIBOR + 2.30%		$109,002	$250,000	$140,998	$111,593
Nomura Loan Agreement	4/3/2020		1-month LIBOR + 2.30%		33,671	250,000	216,329	38,423
HOME II Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		83,270	83,270	—	98,150
HOME III Loan Agreement	11/9/2020		1-month LIBOR + 2.10%		89,150	89,150	—	108,860
HOME IV Loan Agreement (A)	12/9/2022		4.00%		114,201	114,201	—	141,787
HOME IV Loan Agreement (B)	12/9/2022		4.00%		114,590	114,590	—	142,620
Term Loan Agreement	4/6/2022		5.00%		99,782	99,782	—	111,061
FYR SFR Loan Agreement	9/1/2028		4.65%		508,700	508,700	—	573,961
MS Loan Agreement	12/7/2023		1-month LIBOR + 1.80%		504,986	504,986	—	595,650
					1,657,352	$2,014,679	$357,327	$1,922,105
Less: unamortized loan discounts					(3,632)
Less: deferred debt issuance costs					(9,490)
					$1,644,230
_____________
(1)Subject to a 1-month LIBOR floor of 0.50%.
(2)Represents the current maturity date. We have the option to extend the maturity date for up to three successive one-year extensions, the first of which we exercised on October 17, 2019. We intend to exercise our option to extend the maturity date until November 9, 2021.
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

Advance Rates

As amended, the CS Repurchase Agreement provides for the lender to finance our portfolio at advance rates (or purchase prices). Advance rates for our REO and SFR properties currently range from 72.2% to 78.0% of the discounted value of the underlying asset as described below. Our advance rate under the CS Repurchase Agreement was 62.4% of estimated fair value at September 30, 2020 compared to 69.4% as of December 31, 2019. The advance rate of the CS agreement may vary from period to period dependent upon the type and value of assets that serve as collateral thereunder. The advance rate on each of the HOME II Loan Agreement, HOME III Loan Agreement and the HOME IV Loan Agreements was 75% of the aggregate purchase price at acquisition. The advance rate on the Term Loan Agreement, the FYR SFR Loan Agreement and the MS Loan Agreement was 72%, 68.5% and 70% of the BPO value of the underlying properties at the time of funding, respectively. We do not collateralize any of our repurchase facilities with cash.

The lender determines the discounted asset value by applying a “haircut,” which is the percentage discount that a lender applies to the market value of an asset serving as collateral for a borrowing under a repurchase or loan agreement for the purpose of determining whether such borrowing is adequately collateralized. Under the CS Repurchase Agreement, the haircut ranges from 10% to 15%, depending on the class of asset serving as collateral. We believe these are typical market terms that are designed to provide protection for the lender to collateralize its advances to us in the event the collateral declines in value. The weighted average contractual haircut applicable to the assets that serve as collateral for the CS Repurchase Agreement declined slightly to 10.2% of the estimated fair value (based on BPOs) of such assets at September 30, 2020 compared to 10.3% at December 31, 2019. The haircut applied may vary from period to period dependent upon the type of assets that serve as collateral under the CS Loan Agreement. If the carrying value of the collateral declines beyond certain limits, we would have to either (a) provide additional collateral or (b) repurchase certain assets under the agreement to maintain the applicable advance rate.

The decrease in amounts outstanding under our repurchase and loan agreements from December 31, 2019 to September 30, 2020 is primarily due to reductions of debt upon the sale of non-core properties.

The following table sets forth data with respect to our contractual obligations under our repurchase and loan agreements as of and for the three months ended September 30, 2020, December 31, 2019 and September 30, 2019 ($ in thousands):

	Three Months Ended
	September 30, 2020	December 31, 2019	September 30, 2019
Balance at end of period	$1,632,786	$1,657,352	$1,631,420
Maximum month end balance outstanding during the period	1,641,261	1,660,381	1,636,591
Weighted average quarterly balance	1,638,195	1,645,609	1,636,859
Amount of available funding at end of period	101,451	357,327	383,259

Repurchases of Common Stock

The Board of Directors has authorized a stock repurchase program under which we may repurchase up to $100.0 million in shares of our common stock. At September 30, 2020, a total of $51.5 million in shares of our common stock had been repurchased to date under this authorization. Repurchased shares are held as shares available for future issuance and are available for general corporate purposes.

Potential purchase adjustments of certain properties sold

In January 2020, we received notice regarding potential purchase price adjustment/indemnification claims of up to $1.2 million relating to certain real estate sold in January 2019. We are investigating these claims, and, if they are determined to be valid, we may be required to forfeit a portion of the sales proceeds to the purchaser, based on the terms of the purchase agreement. At September 30, 2020, we have reserved $0.8 million of indemnity loss, which is included in net realized gains and losses on mortgage loans and real estate.

Acquisition from AAMC under the Termination Agreement

On August 13, 2020, we agreed to terminate the Amended AMA with AAMC, facilitating our transition from an externally managed REIT to an internally managed REIT. In connection therewith, we expect to acquire the Transferred Asset, including equity interests of AAMC’s Indian subsidiary and the equity interests of AAMC’s Cayman Islands subsidiary as well as certain other operational assets and employees of AAMC. The purchase price for this acquisition is $8.2 million, consisting of an upfront payment of $3.2 million, which was paid in cash during August 2020, and a payment of $5.0 million in cash or Front Yard common stock, at our election, on the Termination Date.

Cash Flows

We report and analyze our cash flows, including cash, cash equivalents and restricted cash, based on operating activities, investing activities and financing activities. The following table sets forth our cash flows for the periods indicated ($ in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$24,688	$(5,314)
Net cash (used in) provided by investing activities	(2,389)	139,641
Net cash provided by (used in) by financing activities	16,301	(134,368)
Net change in cash, cash equivalents and restricted cash	$38,600	$(41)

Net cash provided by operating activities for the nine months ended September 30, 2020 consisted primarily of the receipt of $25.0 million related to the termination of the Amherst Merger Agreement and rental revenues in excess of cash operating expenses, partially offset by the initial termination fee payment to AAMC of $15.0 million pursuant to the Termination Agreement during the third quarter of 2020. Net cash used in operating activities for the nine months ended September 30, 2019 consisted primarily of cash operating expenses in excess of revenues.

Net cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of a deposit of $3.2 million paid to AAMC related to the Transferred Assets and investments in real estate and renovations, partially offset by proceeds from dispositions of real estate. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted primarily of proceeds from disposition of real estate, partially offset by investments in real estate and renovations.

Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of the issuance of 4.4 million shares for proceeds of $55.0 million, partially offset by net repayments of repurchase and loan agreements and payment of dividends on common stock. Net cash used in financing activities for the nine months ended September 30, 2019 consisted primarily of net repayments of repurchase and loan agreements and payment of dividends on common stock.

Off-balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements except as described in Item 1 - Financial Statements (Unaudited) - Note 7, “Commitments and Contingencies.”

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

We currently borrow funds on our repurchase and loan facilities at variable rates. At September 30, 2020, we had $118.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts and $677.0 million that was protected by interest rate caps. The estimated aggregate fair market value of this variable rate debt was $792.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower, the annual interest expense would increase or decrease by $7.5 million or $1.0 million, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, management has determined that the Company's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Merger Transaction pursuant to the Pretium Merger Agreement

The announcement and pendency of the Merger Transaction may have an adverse effect on our business, financial condition, operating results and cash flows.

Uncertainty about the effect of the proposed Merger Transaction on our employees, partners, customers, Manager and other third parties may disrupt our key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger Transaction, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger Transaction and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The failure to complete the Merger Transaction in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger Transaction is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. The Merger Transaction cannot be completed until the conditions to closing are satisfied or waived. We cannot guarantee that the closing conditions set forth in the Pretium Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger Transaction is not completed for any reason, the holders of our common stock will not receive the merger consideration ($13.50 per share in cash without interest and subject to deduction for any required withholding tax) in connection with the proposed Merger Transaction. Instead, we will remain an independent public company, and the holders of our common stock will continue to own their shares of common stock.

If the Merger Transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger Transaction will be completed. We could be required to pay Pretium termination fees of up to $24 million and, in addition, reimburse Pretium for certain expenses incurred by Pretium in connection with the Pretium Merger Agreement up to a maximum of $8.2 million, if the Pretium Merger Agreement is terminated under specific circumstances described in the Pretium Merger Agreement. The failure to complete the Merger Transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, customers and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Pretium Merger Agreement.

The Pretium Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.

Under the Pretium Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. The Merger Agreement provides that, during the period from the date of the Merger Agreement until the effective time of the merger, the Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, provide non-public information to third parties and engage in negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions.

We will incur substantial transaction fees and costs in connection with the Pretium Merger Agreement.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger Transaction. A material portion of these expenses are payable by us whether or not the Merger Transaction is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Risks Related to the COVID-19 Pandemic

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

2.8	Agreement and Plan of Merger, dated as of October 19, 2020, by and among Front Yard Residential Corporation, Pretium Midway Holdco, LP and Midway AcquisitionCo (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 20, 2020).†
3.1	Articles of Restatement of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.3 of the Registrant's Current Report on Form 8-K filed with the SEC on April 8, 2013).
3.2	Articles of Amendment of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on February 9, 2018).
3.3	Amended and Restated By-laws of Front Yard Residential Corporation (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on February 9, 2018).
10.1	Termination and Transition Agreement, dated as August 13, 2020, by and among Front Yard Residential Corporation, Front Yard Residential L.P. and Altisource Asset Management Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on August 14, 2020).
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Front Yard Residential Corporation
Date:	November 4, 2020	By:	/s/	Robin N. Lowe
Robin N. Lowe
Chief Financial Officer